Form 10-K
period 2012-12-31
CIMARRON SOFTWARE INC
filed 2013-03-26
CIK 1029125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
_____________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Commission File Number 333-181388
_____________________

 Cimarron Software, Inc.
(Exact name of registrant as specified in its charter)
_____________________

Utah	87-0543922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 E. Broadway, Ste. 204
Salt Lake City, UT, 84111	84111
(Address of principal executive offices)	(Zip Code)

(801) 532-3080
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, No Par Value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $100,572, assuming a per share price of $0.80 per share, which was the per share valuation in our most recent Common Stock issuance in 2003, as our Common Stock is not yet publicly traded.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of March 25, 2013, the registrant had 1,450,322 shares of and Common Stock, no par value, outstanding.

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

•	We may be deemed to be insolvent and may face liquidation.
•	The auditors’ report for our most recent fiscal year contains an explanatory paragraph about our ability to continue as a going concern.
•	We will require substantial amounts of additional capital from external sources.
•	Any substantial increase in sales will require skilled management of growth.
•	We cannot predict the impact on our activities of the current economic crises.
•	We are authorized to issue substantial additional shares of stock, which would dilute the ownership of our stockholders.
•	Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.
•
The factors set forth under “Management’s Discussion and Analysis of Analysis of Financial Condition and Results of Operation” and other factors that are not currently known to us that may emerge from time to time.

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

PART I

ITEM 1. BUSINESS

Use of Certain Defined Terms
Except as otherwise indicated by the context, references in this report to:

•	“Cimarron,” “Cimarron Software, Inc.,” “we,” “us,” or “our,” “Successor” and the “Company” are references to the business of Cimarron Software, Inc.

•	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended

About Cimarron
Cimarron Software, Inc. was founded in 1995 using technology based on work begun at the University of Utah Human Genome Center (the “Human Genome Center”). The Human Genome Center was funded by the National Institutes of Health (the “NIH”) from the period of 1989 to 2000. Its purpose was to develop technology for mapping the human genome. Most if not all of this research moved into the commercial sector during the period of 2000 to the present. Cimarron no longer maintains a relationship with the Human Genome Center as it no longer exists. Most of the Human Genome Center researchers have moved on to other academic endeavors or private businesses. The Company’s relationship with the Human Genome Center exposed it to the data management requirements of these new technologies and enabled it to develop new software technology and methodologies that are being licensed and serviced by Cimarron today. It also created a network of people in the Life Sciences field that we use today to generate sales leads and ultimately revenue. Cimarron still maintains contracts and contacts with the NIH's National Center for Human Genome Research and with Clinical Diagnostic Labs to help manage data generated by the technologies developed at the Human Genome Center and the commercial network that the Human Genome Center enabled it to develop. Cimarron still contracts to write software with other local spin offs of the Human Genome Center such as Idaho Technologies.

Our original technology that was licensed from the University of Utah in 1995 is no longer used in any of the current projects and was rewritten with private investment capital raised in 1999 and 2002. Our current technology being licensed to customers is free of any encumbrances or limitations and is wholly owned by us.

Our focus is Laboratory Workflow Systems (LWS), which work as Laboratory Information Management Systems (LIMS) but are structured to follow the flow within the laboratory.

Cimarron designs and develops innovative and effective LWS. We offer a combination of technical and consulting services, proprietary software products, and custom system development to meet the needs of our customers. Cimarron Software places extreme value on satisfying our customers with high quality products and services.

Cimarron employs an experienced staff of software designers, programmers, technical writers, automation engineers, biologists and scientists. Our technical experts develop and deploy custom and off-the-shelf software for clients throughout the United States, Europe, and Asia.

Cimarron Products
A Cimarron LWS provides the information modeling, sample tracking, workflow, and reporting capabilities required by today's high-throughput data factories within the dynamic and expanding life sciences markets. These systems can be tailored to meet our customers' exacting and frequently changing requirements.

Our technical staff has extensive industrial biology and software expertise, and provides technical and consulting services in many disciplines, including the following:

•	Genotyping
•	Genetic Diagnostics
•	DNA Sequencing
•	Gene Expression
•	Proteomics

The LWS product line is comprised of three main types of product, each aimed at the different phases of selling to and supporting the customer.

Custom Software Development

Custom software development is a type of professional service product. Using software development and product management staff, solutions are created that are either based on a packaged system (and therefore are extensions of an existing product), or are new workflow systems that are intended to work stand alone or possibly in conjunction with other packaged products. Custom software is also developed to add future support to a customer’s system that is not being addressed via standard product upgrades or follow-on product development.

Our promise to the customer is that custom software solutions are compatible with packaged systems, which is accomplished through the use of the common underlying software platform.

Software Development Kit (SDK)

SDKs are intended for customers that possess significant in-house software development groups. Potential customers for the SDK are those that go into the sales process:

•	intending to build their first system on their own rather than buy;
•	hoping to develop independently once Cimarron builds their first system; or
•	looking for reassurance that they can build systems on their own.

The SDK consists of specific software tools that can be used for LWS development:

•	a Configurator
•	an Installer

Specific documentation for each feature set is also available:

•	Tutorial, with tutorial workflow
•	Developer’s Guide, which expands on the content of the tutorial where necessary
•	Training Slides, which cover the Tutorial and Developer’s Guide in a class format
•	Reference Guide
•	Installation/Site Preparation Guide

Software Maintenance Plans (SMPs)

Our products follow industry norms for high-end software systems. SMPs are comprised of service promises and software upgrades such as the following:

•	Phone, e-mail and back-office technical support
•	Onsite troubleshooting
•	Software maintenance releases
•	Software upgrades

Customer Base
Our customers fall within these areas of the life sciences market:

•	Pharmaceutical or Drug Discovery Companies
•	Clinical Laboratories
•	Biotech Companies
•	Public Research and Development Institutions (Academic or Government)

Target customers are those with laboratories that have one or more of the following factors:

•	Laboratory is experiencing some kind of change or additions of instrumentation or experiment platform that outstrips current software support
•	Laboratory is being newly set up
•	Customer has an outdated, possibly in-house created, LIMS solution
•	Customer has no LIMS solution

Customer Focus
One of Cimarron's primary goals is to meet the requirements and expectations of our customers. Our success depends upon this.

Customer feedback is gathered by the Support, Sales & Marketing, and Product Management groups. Input is also gathered from partner companies’ support and deployment organizations. These groups are accountable for collecting customer inputs from a variety of sources including direct contact with the customer.

Cimarron’s Product Management group spends time at customer locations observing their experiences, synthesizing information, and using it to improve the Company's products. These experiences are reviewed in engineering design meetings and appropriate changes subsequently flow through all areas of the Company.

Industry Summary
For life sciences companies, Laboratory Information Management Systems (LIMS) are an integral part of their operations. But those companies may be spending too much on these systems: LIMS are often a life sciences company’s largest IT investment, after its enterprise resource planning (ERP) system—a cost that largely goes unrecognized. This is not because of the technology itself, but because of the way that systems have been deployed and used.

As a result, many companies are finding that they need to rethink their approach to LIMS. The value of LIMS in the industry can be seen in the technology’s proliferation over the years, as more and more companies have implemented LIMS to improve the management of laboratory information. All too often, however, various parts of the organization have done so on their own. They have put in individual niche solutions systems that are not linked to an overall strategy—creating a patchwork of different and disconnected laboratory systems across the enterprise.

Today, it is not unusual to find life sciences companies with a dozen or more laboratory management systems in place—not to mention an array of electronic laboratory notebooks and other laboratory tools. That one-off, fragmented approach makes LIMS expensive. In addition to the upfront cost of the systems themselves, companies have to maintain and support separate systems, often with redundant resources. As a result, a company may well have hundreds of employees watching over its various LIMS systems across various sites. The cost of a fragmented LIMS landscape goes beyond IT budgets. Cimarron has found that the use of disparate systems leads to increased manual activity and inefficiencies, and skilled scientists may spend as much as a third of their time on LIMS-related administrative tasks, rather than research and testing. Moreover, with different sites using different systems and data, information sharing and accurate reporting are difficult, opening the door to compliance problems and slower decision making.

Overall, these issues can mean reduced throughput in a company’s labs and ultimately, delays in getting products to market. As life sciences companies consider ways to address these problems, they have the opportunity to step back and examine the big picture. Cimarron believes that they should look at LIMS not just as a necessary, back-office cost center where expenses need to be minimized. That is important, yes. But at the same time, they need to take a different view of LIMS—one that looks at the technology in its broader business context. By doing so, companies can position themselves to not only cut costs, but also use LIMS to help achieve sustainable, far-ranging business results and compete more effectively. In essence, life sciences companies need to develop a more strategic approach to the technology—a perspective that Cimarron has found to be a hallmark of many high performance businesses.

Competitive Strengths within the Industry
When a customer chooses Cimarron Software, they choose a team of experienced and talented individuals who possess deep expertise in the field of molecular biology-related informatics and data management. We pride ourselves on being consultants and solution providers—not as being product developers.

Cimarron's origins date back to the early stages of the genomics and bioinformatics era, and experts in these fields founded the Company specifically to address the need for laboratory information management systems (LIMS) in genomics and proteomics laboratories. The Company was formed in 1995 using technology based on a software design created at the University of Utah Human Genome Center. Our original aim was to provide customized solutions to meet the rapidly changing challenges of genomics and proteomics laboratories.

Over its history, Cimarron evolved from an existence as a small start-up company developing custom LIMS for a host of biotech and pharmaceutical companies, to a Center of Excellence for a major biotechnology company—Amersham Biosciences (GE Healthcare)—developing Laboratory Workflow Systems (LWS) embedded in and to support their instruments and reagents, and finally returning to our roots to become a dynamic group of experts providing specialized services and customized software to the health-related research community.

Cimarron's client list includes over 30 companies within the biotech, genomics and proteomics, pharmaceutical, and clinical research industries—as well as academic and government labs—in the United States and Europe. It also includes leading instrument manufacturers (Affymetrix and Amersham Biosciences – now GE Healthcare), for whom Cimarron has developed "embedded" LWS products.

Over our 17 year corporate history we repeatedly have learned an important lesson—that no off-the-shelf system meets any laboratory’s work practices exactly. The laboratory is either forced to change their work practices to fit the software, or the software must be designed to be flexible enough to allow it to be modified for each implementation. Another important lesson is that things always change. Therefore, we have focused our efforts on developing a robust software developer’s kit (SDK) that provides generic adaptable software libraries, data models, and various tools to facilitate the rapid development of laboratory workflow systems that can be readily configured and customized to meet diverse laboratories’ specific needs.

We have used this platform to develop an adaptable specimen tracking workflow system for use in clinical trials. This clinical trials specimen tracking system adapts to frequent modifications that are made to the study protocol and must do so with virtually no ‘down time’. This application was never imagined when the platform and data models were conceived. We believe that our being able to develop this clinical trials application from the platform that was originally intended to support molecular biology laboratories, demonstrates that we were successful in our goal to design a flexible and generic platform. We were able to achieve this goal by distilling complex laboratory and analysis operations to fundamental and basic concepts, then developing modular and reusable software components to represent these basic concepts. We then use (configure) and extend (customize) these components as necessary to meet the specific requirements for each custom system. In addition, we believe that it demonstrates that we can build relevant and effective systems in domains where we have no past experience.

We also distinguish ourselves by being able to adapt quickly to our customers’ specific environment and requirements. We achieve this adaptability by not being tied to our own products but rather by mastering emerging cutting-edge technologies. This ability has broadened our expertise by giving us experience with many different applications, instruments, and technologies.

Commission’s Position on Indemnification for Securities Act Liabilities
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Registrant pursuant to the provisions of its Certificate of Incorporation, By-Laws, the General Corporation Law of the State of Utah or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer of controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Where You Can Find Us
Our corporate headquarters are located at 30 E. Broadway, Ste. 204, Salt Lake City, UT 84111. Our telephone number is (801) 532-3080.

ITEM 1A. RISK FACTORS

The following risk factors should be considered carefully in addition to the other information contained in this report. This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Risk Factors,” “Management’s Discussion and Analysis” and “Business,” as well as other sections in this report, discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

An investment in our common stock is highly speculative and involves a high degree of risk. Therefore, you should consider all of the risk factors discussed below, as well as the other information contained in this document. You should not invest in our common stock unless you can afford to lose your entire investment and you are not dependent on the funds you are investing.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.
As of December 31, 2012 and 2011, the Company had an accumulated deficit of $13,669,971 and $13,917,351, respectively. These conditions factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the periods ending December 31, 2012 and December 31, 2011. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment.

Our growth plan is based upon Management’s projection of what may happen in the future, and such predictions may not occur.
Our growth plan is based upon Management's projections of estimated available cash flow, expenses, revenue, revenue over profit, earnings before interest, taxes and depreciation, sales cycle time and other measures of projected economic performance. These projections are made in Management's view of what may happen in the future, and are not based upon historical projections. Projections or predictions of future events may not occur and actual results may differ materially from those expressed in or implied by such forward-looking statements.

We will incur increased costs as a result of being a public company.
We will incur significant legal, accounting and other expenses now that we are a public company. We expect the laws, rules and regulations governing public companies to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and OTCBB rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Also, while there is limited regulation of our business at the state and federal level, any change to such regulation could adversely affect our business. Also, our clients are often regulated, and their ability to pay us or our ability to provide services may be impacted by changes in regulation. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our business may be materially impacted and our reputation may be harmed.

Investors may lose their entire investment if we fail to implement our business plan.
Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. These risks include, without limitation, competition, the absence of ongoing revenue streams, a competitive market environment, and lack of brand recognition. If we fail to implement and create a base of operations for our proposed business, we may be forced to cease operations, in which case investors may lose their entire investment.

Difficult economic conditions could harm our business.
Global, national, and local economic conditions continue to be challenging. Although the economy appears to be recovering in some countries, it is not possible for us to predict the extent and timing of any improvement in economic conditions which would lead to greater demand for our software. A continued economic downturn could adversely impact our business in the future by causing a decline in demand for our software as our life science customers seek to cut costs, particularly if the economic conditions are prolonged or worsen. In addition, such poor economic conditions may adversely impact our access to capital, which is needed for us continue operations as we have relatively low levels of working capital.

We have a single customer, a related party, that accounts for the majority of our revenues, and our business would be harmed were we to lose this customer.
For the years ended December 31, 2012 and 2011, a single customer, a related party, accounted for approximately forty forty-five percent (45%) and sixty-two percent (62%) of our revenues, respectively. The Company believes that its transactions with the related party have been at arms-length at negotiated prices competitive and commensurate with industry prices. Were the Company to lose this customer, its revenues would drastically decline.

Our business operations may be adversely affected by legislative or regulatory changes.
Some of our customers are subject to a number of complex and stringent regulations affecting the clinical and research laboratory industries. We offer software relating to the conduct of laboratory management best practices and our customers are required to comply with applicable regulatory requirements governing, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis and reporting related to their businesses. In the United States, the Food and Drug Administration (FDA) governs these activities pursuant to the agency’s Good Clinical Practice (GCP) regulations. Although we monitor regulations and test our software for compliance with applicable laws and regulations in the U.S. jurisdictions in which we operate, and have adopted standard operating procedures that are designed to satisfy regulatory requirements, our customers are subject to several regulatory jurisdictions with complex and varied regulatory frameworks. Any failure to maintain compliance with GCPs or other applicable regulations could lead to a variety of risks that could result in our customers choosing another software provider, which could have a material adverse effect on our business, financial condition and results of operations.

Future legal actions would cause our costs to increase.
There are presently no legal actions pending against the Company or to which it or any of its property are subject, nor to its knowledge are any such proceedings contemplated. In the event there was any such legal action, there would be costs of defense that would be variable. The Company anticipates a general increase in legal counsel cost going forward due to the increased compliance costs of running a public company and the legal work that may be necessary for implementing the Company’s business plan of expansion.

There may be deficiencies with our internal controls that require improvements, and if we are unable to adequately evaluate internal controls, we may be subject to sanctions by the SEC.
We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404a of the Sarbanes-Oxley Act of 2002. As a smaller reporting company and emerging growth company, we will not be required to provide a report on the effectiveness of our internal controls over financial reporting until our second annual report, and we will be exempt from the auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective and therefore there is a greater likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers that have conducted such evaluations. If we are not able to meet the requirements of Section 404a in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

Investors may never receive cash distributions, which could result in an investor receiving little or no return on his or her investment.
Distributions are payable at the sole discretion of our board of directors. We do not know the amount of cash that we will generate, if any, once we have more productive operations. Cash distributions are not assured, and we may never be in a position to make distributions.

We have issued Series A Preferred Stock, whose holders have rights superior to investors in our Common Stock.
We have issued 200,119 shares of Series A Preferred Stock. Holders of such stock have preferential rights to dividends and distributions upon a liquidation of the Company. Additionally, holders of the preferred stock have the right to convert the preferred stock into shares of common stock at a conversion price of $1.20 per share.

Even if a market develops for our shares, our shares may be thinly traded with wide share price fluctuations, low share prices, and minimal liquidity.
If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including: potential investors’ anticipated feeling regarding our results of operations; increased competition; our ability or inability to generate future revenues; and market perception of the future of development of wood product manufacturing.

In addition, if our shares are quoted on the OTCBB, our share price may be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions, such as recessions, interest rates, or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

We could potentially need to sell shares in the future, which would result in a dilution to our existing shareholders.
We may seek additional funds through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in Cimarron is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required. The sale of additional stock to new shareholders will reduce the ownership position of the current shareholders. The price of each share outstanding common share may decrease in the event we sell additional shares.

Since our securities are subject to penny stock rules, you may have difficulty reselling your shares.
Our shares are "penny stocks" and are covered by Section 15(d) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers including: disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.
Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.
Unless we file a registration statement on Form 8-A, which we have no obligation to file, we will not be a fully reporting company but will only comply with the limited reporting requirements of Exchange Act requiring us to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. We would not be required to furnish proxy statements to security holders, and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not “accredited investors,” excluding securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that unless we file a Form 8-A, access to information regarding our business and operations will likely be limited.

We are currently subject to the limited reporting requirements of the Exchange Act identified above (i.e., annual, quarterly and material events). Except during the year that our registration statement becomes effective (2013), even these limited reporting obligations would be automatically suspended under Section 15(d) of the Exchange Act if we have less than 500 shareholders and do not file a registration statement on Form 8-A (which we have no obligation to file). We would then no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more limited.

All of these risks are uncertain, and there may be other risks that we have not identified.
We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company manages all operations from within approximately 1700 square feet of leased space located in an office building at 30 E. Broadway in downtown Salt Lake City, Utah.

The Company entered into a sub-lease agreement with a related party in November, 2010 for commercial office space located at 30 East Broadway, Suite 204, Salt Lake City, UT, 84111. The terms of the verbal agreement are month to month.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. We hope to have a market maker file an application with the Financial Industry Regulatory Authority, FINRA for our common stock to be eligible for trading on the OTC Bulletin Board. We have retained a market maker who has agreed to file such application. However, there is no assurance that a trading market will develop, or, if developed, that it will be sustained.

No equity securities have been sold by us during the past three years or were repurchased by us during the year ending December 31, 2012. As of March 25, 2013, we had approximately 53 shareholders of record of our common stock.

We have never declared dividends or paid cash dividends on our common stock and our board of directors does not intend to distribute dividends in the near future.

Penny Stock Rules

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission (“SEC”) that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks;

•
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

ITEM 6. SELECTED FINANCIAL DATA

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the Twelve-month Periods Ended December 31, 2012 and 2011
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue for the periods indicated in dollars.

	2012	%	2011	%

Revenue	1,232,704	100.0	699,755	100.0
Cost of Services	691,802	56.1	550,541	78.7
Gross Profit	540,902	43.9	149,214	21.3
Operating Expenses	258,099	20.9	253,718	36.3
Operating Income/(Loss)	282,804	22.9	(104,504)	-14.9
Net Income/(Loss)	247,380	20.1	(138,313)	-19.8

Revenues consist of non-technology integration consulting services, technology integration consulting services, product maintenance, and travel and expenses billed to the customer. Revenues increased for the year ended December 31, 2012 by $532,949 from the year ended December 31, 2011 due to additional billing and consulting services performed for third parties and a related entity. Cost of Services increased as a result of increased payroll costs. Gross profit increased due to additional revenues for the year ending December 31, 2012. Operating expenses increased for the year ended December 31, 2012 over 2011 due to increased accounting and consulting fees from related parties.

The following tables set forth key components of our balance sheets as of December 31, both in dollars.

	2012	2011

Current Assets	336,809	243,957
Note Receivable	258,220	-
Property and Equipment	15,877	9,830
Total Assets	610,906	253,787
Current Liabilities	643,504	654,947
Non-Current Liabilities	8,249	3,830
Total Liabilities	651,753	658,777
Stockholder’s Deficit	(40,847)	(404,990)
Total Liabilities and Deficit	610,906	253,787

As of December 31, 2012, current assets increased $92,852 from December 31, 2011 due to an increase in the current portion of notes receivable from related parties by $150,000, an increase in cash by $63,087 and an increase of accounts receivable of $32,852. These increases are partially offset by a decrease in accounts receivable related party of $134,844 and a decrease in investments by $18,290. Non-current assets increased due to the addition of $258,220 in non-current related party notes receivable. As of December 31, 2012, current liabilities decreased by $11,443 from December 31, 2011 due to a decrease in accrued liabilities and accounts payable based on timing of the payment of expenses.

At December 31, 2012, the Company had cash funds of $110,938.

The Company’s practice has been to record Haxton Management, LLC consulting fees as well as some payroll expense for the Company’s president as contributed services. For the years ended December 31, 2012 and 2011, the Company recognized $81,800 and $140,400 in capital contributions made in lieu of payment for services, respectively. If these services were paid in cash, rather than contributed, the Company’s cash needs would increase.

The Company’s management believes that as the Company increases its cash level through additional financing and higher revenues that these future services noted above will be paid in cash, rather than contributed.

Liquidity and Capital Resources
The Company has been and is currently operating with a relatively low level of cash and liquidity and that could lead to difficulty if not favorably resolved. The Company desires to improve this situation through additional equity and debt investments in the Company and cash generated from higher revenues.

The Company anticipates that its cash needs for the next twelve months for working capital and capital expenditures will be approximately $175,000. As of December 31, 2012, the Company has $110,938 in cash and believes its current cash and cash flow from operations will only be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures. The Company’s president and a related party are currently contributing services to the Company, and if the Company were required to pay cash for those services, its cash and cash flow from operations would not be sufficient to meet anticipated cash needs for the next twelve months. The Company will likely require additional cash resources due to possible changed business conditions or other future developments. The Company may seek to sell additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

The Company’s ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including: investors’ perception of, and demand for, securities of web hosting and related service companies; conditions of the U.S. and other capital markets in which we may seek to raise funds; future results of operations, financial condition and cash flow. Therefore, the Company’s management cannot assure that financing will be available in amounts or on terms acceptable to the Company, or if at all. Any failure by the Company’s management to raise additional funds on terms favorable to the Company could have a material adverse effect on the Company’s liquidity and financial condition.

In the event we are not successful in reaching our sustained revenue targets, we anticipate that depending on market conditions and our plan of operations, we may incur operating losses. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit to cover our operating expenses. Consequently, there remains the possibility that the Company may not continue to operate as a going concern in the long term. As described in our market risks, we are subject to many factors which could detrimentally affect us. Many of these risk factors are outside management’s control, including demand for our products and services, our ability to hire and retain talented and skilled employees and service providers, as well as other factors.

Subsequent Events
There have been no subsequent events that have a material impact on the Company.

Emerging Growth Company
We are an “emerging growth company” under the federal securities laws and is subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Critical Accounting Policies
Our financial statements are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Revenue Recognition
Revenues from contracts for non-technology integration consulting services with fees based on time and materials are recognized as the services are performed and amounts are earned in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. In such contracts, the Company’s efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, are consistent with the services delivered, and are earned.

Revenues from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for its clients are recognized on the percentage-of-completion method, which involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses.

Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of services and classified in accrued expenses. There were no uncompleted contracts as of December 31, 2012 and 2011.

Revenues for contracts with multiple elements are allocated based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Fair value is determined based on the prices charged when each element is sold separately. Elements qualify for separation when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as the Company also sells those elements unaccompanied by other elements.

Revenue related to product maintenance contracts is recognized on a straight-line basis over the delivery period. The maintenance contracts are generally one year in length. Maintenance fee revenue has been calculated for any portion allocable to the current year with the balance remaining as deferred revenue. The net unamortized deferred maintenance fees were $27,041 and $24,477 at the years ended December 31, 2012 and 2011, respectively.

Revenues include billings for travel and other out-of-pocket expenses prior to reimbursements to the employee by the Company.

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Off Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and the Board of Directors
Cimarron Software, Inc.

We have audited the accompanying balance sheets of Cimarron Software, Inc. (the Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cimarron Software, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has historically incurred substantial losses from operations resulting in an accumulated deficit and negative working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
March 26, 2013

CIMARRON SOFTWARE, INC.
BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	12/31/2012	12/31/2011
ASSETS
Current Assets
Cash and Cash Equivalents	$110,938	$47,851
Investments	-	18,290
Accounts Receivable	75,482	42,630
Accounts Receivable – Related Party	-	134,844
Note Receivable - Related Party Short Term	150,000	-
Prepaid Expenses	389	342
Total Current Assets	336,809	243,957

Note Receivable - Related Party Long Term	258,220	-
Property and Equipment, Net	15,877	9,830
Total Assets	$610,906	$253,787

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$28,142	$38,701
Accrued Expenses	10,262	27,825
Notes Payable - Related Party	571,872	560,472
Deferred Revenue	27,041	24,477
Lease Payable-Short Term	6,187	3,472
Total Current Liabilities	643,504	654,947

Non Current Liabilities
Lease Payable-Long Term	8,249	3,830

Total Liabilities	651,753	658,777

Stockholders' Deficit
Preferred Stock, no par value,
500,000 shares Series A and 200,000 shares Series B authorized. 200,119 shares Series A issued and outstanding as of December 31, 2012 and and 2011, respectively	200,119	200,119
Common Stock, no par value,
10,000,000 shares authorized. 1,450,322 shares issued and outstanding as of December 31, 2012 and and 2011, respectively	86,033	86,033
Paid in Capital	13,342,972	13,226,209
Accumulated Deficit	(13,669,971)	(13,917,351)
Total Stockholders' Deficit	(40,847)	(404,990)

Total Liabilities and Stockholders' Deficit	$610,906	$253,787

See accompanying notes to the financial statements

CIMARRON SOFTWARE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	For the Years Ended December 31,
	2012	2011

Service Revenue	$674,281	$267,675
Service Revenue - Related Party	558,423	432,080
Total Service Revenue	1,232,704	699,755

Cost of Services	310,363	210,597
Cost of Services - Related Party	381,439	339,944
Total Cost of Services	691,802	550,541

Gross Profit	540,902	149,214

General and Administrative Costs	145,186	159,653
Professional Fees-Related Party	67,788	63,101
Professional Fees	45,124	30,964

Income (Loss) from Operations	282,804	(104,504)

Interest Expense	36,143	34,274
Other Gain	(1,003)	(580)
Income (Loss) from Continuing Operations
Before Income Taxes	247,664	(138,198)

Income Tax - Current	284	115

Net Income (Loss)	$247,380	$(138,313)

Net Income (Loss) per Common Share - Basic	$0.17	$(0.10)

Net Income (Loss) per Common Share - Diluted	$0.17	$(0.10)

Weighted Average Shares Outstanding - Basic	1,450,322	1,450,322

Weighted Average Shares Outstanding - Diluted	1,450,322	1,450,322

See accompanying notes to the financial statements

CIMARRON SOFTWARE, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

							Total
					Additional Paid		Stockholders'
	Preferred Stock		Common Stock		in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2010	200,119	$200,119	1,450,322	$86,033	$13,055,705	$(13,779,038)	$(437,181)

Net Loss						(138,313)	(138,313)
Contributed Services --Related Party					140,400		140,400
Compensation related to stock option grants					600		600
Imputed Interest on
Related Party Notes Payable					29,504		29,504

December 31, 2011	200,119	$200,119	1,450,322	$86,033	$13,226,209	$(13,917,351)	$(404,990)

Net Income						247,380	247,380
Contributed Services --Related Party					81,800		81,800
Compensation related to stock option grants					600		600
Imputed Interest on
Related Party Notes Payable					34,363		34,363

December 31, 2012	200,119	$200,119	1,450,322	$86,033	$13,342,972	$(13,669,971)	$(40,847)

See the accompanying notes to the financial statements

CIMARRON SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	For the Years Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income (Loss)	$247,380	$(138,313)
Adjustments to Reconcile Net Income (Loss) to Net Cash From Operating Activites:
Depreciation Expense	5,636	3,100
Contributed Services	81,800	140,400
Stock Compensation	600	600
Gain on Sale of Investments	(833)	-
Imputed Interest on Related Party Notes Payable	34,363	29,504
Changes in:
Accounts Receivable	(32,852)	19,120
Accounts Receivable - Related Party	(273,376)	(65,952)
Loans Receivable - Related Party	-	822
Prepaid Expense	(46)	3,704
Accounts Payable	(10,558)	25,507
Accrued Expenses	(17,565)	(37,436)
Accrued Expenses - Related Party	-	(58,500)
Deferred Revenue	2,564	4,403
Net Cash Provided by (Used in) Operating Actvities	37,113	(73,041)

Cash Flows from Investing Activities:
Purchase of Equipment	-	(9,527)
Proceeds from Sale of Investments	19,123	-
Net Cash Provided by (Used in) Investing Activities	19,123	(9,527)

Cash Flows from Financing Activities:
Issuance of Lease Payable	-	6,169
Repayment of Lease Payable	(4,549)	(2,269)
Issuance of Notes Payable - Related Parties	30,000	5,000
Repayment of Notes Payable - Related Party	(18,600)	-
Net Cash Provided by Financing Activities	6,851	8,900

Net Increase (Decrease) in Cash and Cash Equivalents	63,087	(73,668)

Cash and Cash Equivalents, Beginning of Period	47,851	121,519

Cash and Cash Equivalents, End of Period	$110,938	$47,851

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,608	$847
Income Taxes	$284	$100

Non-cash Investing and Financing activities:
Capital Contributions Made in Lieu of Payment for Services Rendered by Related Party	$26,800	$62,400
Capital Contributions Made in Lieu of Payment for Services Rendered by an Officer of the Company	$55,000	$78,000
Conversion of Related Party Receivable to Related Party Note Receivable	$408,220	$-
Acquired Equipment Through Lease Financing	$(11,683)	$-

See accompanying notes to the financial statements

CIMARRON SOFTWARE, INC
NOTES TO FINANCIAL STATEMENTS

Note 1. The Company

The Company and Nature of Business
Cimarron Software, Inc., (the Company) was incorporated under the laws of the State of Utah on February 9, 1995, and is primarily a developer and distributor of customized computer software for use in medical research.

Basis of Presentation
These financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Note 2. Summary of Significant Accounting Policies

Variable Interest Entity
The Company has analyzed its relationships with third parties to determine if it has an explicit or implicit interest in another entity which may be considered a Variable Interest Entity (VIE). An implicit variable interest exists between the Company and another entity which contracts with the Company to provide software programming to their end customer. This entity is majority owned by the majority shareholder and Chairman of the Company and a relative of the Chairman, though no financial support is provided by the Company to this entity. An entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. A corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company does not have the obligation to absorb losses or the right to receive benefits that are significant to the VIE. Based on the Company’s assessment, it neither is the primary beneficiary of nor has a controlling financial interest in a VIE. Accordingly, no VIE has been consolidated by the Company.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consists primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses when necessary, which, when realized, have been within the range of management’s expectations. As of December 31, 2012, 100% of the accounts receivable balance resulted from three entities. As of December 31, 2011, 100% of the accounts receivable resulted from two entities, one of which is a related party. Historically, the Company has not experienced significant credit losses on such receivables. No bad debt was recorded in 2012 or 2011. During the year ended December 31, 2012, 96% of the revenues resulted from three entities, one of which is a related party. During the year ended December 31, 2011, 89% of the revenues resulted from two entities, one of which is a related party.

CIMARRON SOFTWARE, INC
NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. As of December 31, 2012 and 2011, the Company’s cash balances were within the FDIC insurance coverage limits.

Revenue Recognition
Revenues from contracts for non-technology integration consulting services with fees based on time and materials are recognized as the services are performed and amounts are earned in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. In such contracts, the Company’s efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, are consistent with the services delivered, and are earned.

Revenues from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for its clients are recognized on the percentage-of-completion method, which involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of services and classified in accrued expenses.

Revenues for contracts with multiple elements are allocated based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Fair value is determined based on the prices charged when each element is sold separately. Elements qualify for separation when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as the Company also sells those elements unaccompanied by other elements. There were no contracts in progress as of December 31, 2012 and 2011.

CIMARRON SOFTWARE, INC
NOTES TO FINANCIAL STATEMENTS

Revenue related to product maintenance contracts is recognized on a straight-line basis over the delivery period. The maintenance contracts are generally one year in length. Maintenance fee revenue has been calculated for any portion allocable to the current year with the balance remaining as deferred revenue. The net unamortized deferred maintenance fees were $27,041 and $24,477 at the years ended December 31, 2012 and 2011, respectively.

Revenues include billings for travel and other out-of-pocket expenses prior to reimbursements to the employee by the Company.

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Accounts Receivable/Allowance for Doubtful Accounts
The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of December 31, 2012 and 2011, management determined there was no need to establish an allowance for doubtful accounts because there had been little history of nonpayment or indicators of credit risk, such as bankruptcy.

Fair Values of Financial Instruments
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payables approximate the carrying amount due to the short duration of these accounts.

Short Term Investments
The Company classifies its short term investments as available-for-sale and reports them at fair value, with unrealized gains and losses. The Company realized net short-term capital gains of $833 and $0 during 2012 and 2011, respectively, and reported them under the other income category of the Statement of Operations.

Property, Equipment and Depreciation
Property and equipment are stated at cost less accumulated depreciation. Assets are depreciated using the straight-line method over the estimated useful lives ranging from five to seven years. Maintenance and repairs are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operating income.

CIMARRON SOFTWARE, INC
NOTES TO FINANCIAL STATEMENTS

Stock-based Compensation
The Company has adopted ASC 718, which requires the Company to measure compensation expense for the issuance of share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model. The Company uses historical data of peer companies with observable inputs with a similar size and in a similar industry. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results could differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

Net Income (Loss) per Common Share
Basic income or loss per common share is based on the net income or loss divided by weighted average number of common shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As of December 31, 2012 and 2011, the Company had 500,119 common stock equivalents outstanding consisting of preferred stock and stock options. These shares were excluded from the computation of diluted earnings per share as of December 31, 2012 as the conversion price for preferred stock and exercise price for stock options are greater than or equal to the fair value of the common stock as of December 31, 2012. These shares were also excluded from the computation of diluted earnings per share as of December 31, 2011 as they are anti-dilutive.

Income Taxes
The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.

ASC 740 clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC 740 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

CIMARRON SOFTWARE, INC
NOTES TO FINANCIAL STATEMENTS

Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2012 and December 31, 2011, the Company had an accumulated deficit of $13,669,971 and $13,917,351, respectively. These conditions, in addition to negative working capital and operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company intends to continue to serve its customers as a developer and distributor of customized computer software used in computer research. The Company intends to focus on raising additional capital and finding additional avenues to distribute its software. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives.

Note 3. Related Party Transactions

Notes Payable – Related Party consists of balances due to original founders David Fuhrman and Robert Sargent, for additional services performed on behalf of the Company subsequent to the termination agreement with a prior parent company. As of December 31, 2012 and December 31, 2011, the Company has related party notes totaling $571,872 and $560,472, respectively. In May 2012, the Company entered into two notes with related parties in the amounts of $11,000 and $9,000. The Company paid $18,600 toward these two notes in July 2012, leaving $1,400 outstanding on the David Fuhrman note as of December 31, 2012. In January 2012, the Company entered into a note payable with a related party in the amount of $10,000.

The Company received an additional $3,000 from Robert Sargent and $2,000 from a related company in 2011. Interest expenses on the related party notes payable accrues at a rate of six percent per annum and was $34,363 and $29,504 for the years ended December 31, 2012 and 2011, respectively.

The interest on the related party notes was recorded as an increase to equity, since the interest amounts are not expected to be paid out, but are being contributed to the Company by primary shareholders.

Balance December 31, 2011	$555,472
Add: 2011 Accrual	5,000
Less 2011 Payments	-

Balance December 31, 2011	$560,472
Add: 2012 Accrual	30,000
Less 2012 Payments	(18,600)

Balance December 31, 2012	$571,872

CIMARRON SOFTWARE, INC
NOTES TO FINANCIAL STATEMENTS

A customer of the Company, Data in Motion LLC, is also a related party. The Company recorded revenues from this related party of $558,000 (approximately 45% of total revenue) and $432,000 (approximately 62% of total revenue) for the years ended December 31, 2012 and December 31, 2011, respectively. In addition, the Company had related party accounts receivable for consulting services provided to this entity valued at $0 and $134,844 as of December 31, 2012 and December 31, 2011, respectively.

The Company had related party accounts receivable for consulting services provided to Data in Motion LLC, a related party, in the amount of $408,220. On December 31, 2012, the Data in Motion LLC receivable outstanding was converted to a note receivable. The note receivable is due to the Company on or before January 1, 2019 and has an interest rate of 6% per annum. The note receivable is secured by 50% of Data in Motion’s forecasted collections of outstanding accounts receivable as of December 31, 2012, which is expected to result in $150,000 paid to the Company in 2013. In addition, the note receivable is secured by the assets of Data in Motion.

In 2010 the Company entered into an agreement with an entity which is owned by a relative of the president of the Company to provide financial management consulting services. That entity is Haxton Management, LLC, and it is owned by Steven Fuhrman, the brother of our president. The agreement states that for each hour of services billed to the Company, the associated fee shall be contributed to the Company. For the years ended December 31, 2012 and 2011, the Company recognized contributions of $26,800 and $62,400, respectively, which were recorded as contributed services and recorded to paid in capital. Additionally, the Company recognized services contributed by the president of the Company in the amount of $55,000 and $78,000 for a total of $81,800 and $140,400 of contributed services for the years ended December 31, 2012 and 2011, respectively.

Note 4. Deferred Revenue

The Company charges a maintenance and support fee for the license and software. The maintenance agreement is paid in advance for 12 months of maintenance and support, which is recorded as deferred revenue and recognized as revenue straight-line over the service period. As of December 31, 2012 and 2011, the Company had $27,041 and $24,477 of deferred revenues.

Note 5. Leases

The Company entered into a sub-lease agreement with a related party in November, 2010 for commercial office space. The terms of the verbal agreement are month to month. The Company paid sub-lease or rent payments in the amount of $14,993 and $14,131 during the year ended December 31, 2012 and 2011, respectively.

The Company leased certain machinery and equipment in 2012 and 2011 under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included in the balance sheets as property and equipment and was $25,396 and $10,543 at December 31, 2012 and 2011, respectively. Accumulated depreciation of the leased equipment at December 31, 2012 and 2011 was $9,708 and $3,326, respectively.

The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2012 are as follows:

CIMARRON SOFTWARE, INC
NOTES TO FINANCIAL STATEMENTS

	Year Ending December 31,	Amount
	2013	$7,992
	2014	6,227
	2015	3,418

Total Minimum Lease Payments		17,637
Less: Amount Representing Interest		(3,201)
Present Value of Minimum Lease Payments		14,436
Less: Current Maturities of Capital Lease Obligations		(6,187)
Long-Term Capital Lease Obligations		$8,249

Note 6. Property and Equipment

Property and equipment consist of the following:

	December 31, 2012	December 31, 2011
Computer Equipment	$65,047	$53,364
Office Equipment	37,762	37,762
Less: Accumulated Depreciation	(86,932)	(81,296)
Net Property and Equipment	$15,877	$9,830

Depreciation expense of $5,636 and $3,100 was recorded for the years ended December 31, 2012 and 2011, respectively.

Note 7. Income Taxes

The Company’s provision for income taxes was $284 and $115 for the years ended December 31, 2012 and 2011, respectively, since the Company incurred net operating losses which have a full valuation allowance through December 31, 2012.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a federal and state blended rate of 37.03% by the cumulative Net Operating Loss (“NOL”) of $11,559,420. The total valuation allowance is equal to the total deferred tax asset.

CIMARRON SOFTWARE, INC
NOTES TO FINANCIAL STATEMENTS

The provision for income taxes consists of the following:

	2012	2011
Current Taxes	$147,097	$115
Deferred Tax Benefit	-	-
Benefits of Operating Loss
Carryforwards	(146,813)	-
Income Tax Provision	$284	$115

For the years ended December 31, 2012 and 2011, the Company had taxable gain of $394,363 and taxable loss of $27,330, respectively.

As of December 31, 2012, the Company’s available unused net operating loss carryforwards that may be applied against future taxable income expire as follows:

Year of Expiration	Net Operating Loss Carryforwards
2022	$3,195,068
2023	6,511,107
2024	1,252,369
Thereafter up to 2030	600,876
Total	$11,559,420

The Company has filed income tax returns in the US. The years ended December 31, 2009, through 2012 are open for examination.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2012 and 2011 are summarized below.

	2012	2011
Noncurrent Deferred Tax Assets	$-	$-
Net Operating Losses	4,311,663	4,456,358
Total Deferred Tax Assets	4,311,663	4,456,358

Less: Valuation Allowance	(4,311,663)	(4,456,358)
Net Deferred Tax Assets	-	-
Deferred Tax Liabilities	-	-
Net Deferred Taxes	$-	$-

CIMARRON SOFTWARE, INC
NOTES TO FINANCIAL STATEMENTS

The valuation allowance decreased by $144,695 in the current year from $4,456,358 for the year ended December 31, 2011.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011
Expected US Income Tax
(Benefit)	$92,378	$(46,990)
Effects of:
State Taxes Deduction	0	(4,495)
Nondeductible Expenses	54,719	64,182
Change in Valuation Allowance	(144,695)	(12,597)
Other, net	(2,118)	15
	$284	$115

Uncertain Tax Positions
The Company has evaluated for uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheets, income statements, or cash flows.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For all prior tax years, the Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of December 31, 2012 or 2011 related to unrecognized benefits.

Note 8. Stock-based Compensation

The Company reserved for issuance an aggregate of 400,000 shares of common stock under the 2004 Stock Incentive Plan (“the Plan”) that was adopted in April of 2005. The 400,000 shares under the Plan were reserved for issuance as stock options to employees of the Company. On December 21, 2010, 300,000 stock options were granted to key employees under the Plan with an exercise price of $0.01 per share.

The fair value of each option granted under the Plan is estimated on the date of grant, using the Black-Scholes option pricing model. The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected term of the option. The expected term (estimated period of time outstanding) of options was estimated using the simplified method for each option under ASC 718-10-S99-1 with the expected term equal to the weighted average of the vesting period and the expiration period. The Company was unable to rely on historical exercise data due to insufficient historical exercise data. The simplified method was applied to all options for all periods presented. The expected volatility of the Company’s options was calculated using historical data of comparable companies in the Company’s industry since the Company has no or limited data from which to derive its historical volatility. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no plans to do so in the future. If actual periods of time outstanding and rate of forfeitures differs from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

CIMARRON SOFTWARE, INC
NOTES TO FINANCIAL STATEMENTS

Stock based compensation expense related to stock options was $600 for the year ended December 31, 2012 and 2011, respectively. The total unrecognized compensation cost related to stock options expected to vest was $1,800 as of December 31, 2012, which is expected to be recognized over a weighted average period of 4 years.

A summary of the status of the Company’s stock option plans as of December 31, 2012 and 2011 and the changes during the period are presented below:

2012

Unexercised options, beginning of year	300,000
Stock options issued during the year	-
Stock Options expired	-
Stock Options exercised	-
Unexercised options, end of year	300,000
Vested options, end of year	300,000

The following table summarizes information about the stock options as of December 31, 2012:

Outstanding Options
Wtd. Avg.
Range of		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Prices	Value

$0.01	300,000	8.0	$0.01	$-

Aggregate intrinsic value represents the fair market value of the Company’s common stock price at December 31, 2012 in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

CIMARRON SOFTWARE, INC
NOTES TO FINANCIAL STATEMENTS

Note 9. Fair Value of Financial Instruments

ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, accrued expenses and note payables, approximate their fair market value based on the short-term maturity of these instruments.

The Company had no assets or liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2012. Assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2011 were as follows:

	Level 1	Level 2	Level 3	Total Carrying Value

Short-term investments	$18,290	$-	$-	$-

During the years ended December 31, 2012 and 2011, there were no significant measurements of assets or liabilities at fair value (as defined in ASC 820-10-20) on a nonrecurring basis subsequent to their initial recognition.

Note 10. Preferred Stock

The Company is authorized to issue 500,000 shares of Series A preferred stock with no par value and 200,000 shares of Series B preferred stock with no par value. As of December 31, 2012 and 2011 there were 200,119 shares of Series A preferred stock issued and outstanding and no shares of Series B preferred stock issued or outstanding.

CIMARRON SOFTWARE, INC
NOTES TO FINANCIAL STATEMENTS

On November 26, 1996, The Company issued 500,000 shares of Series A preferred stock having no par value, for gross proceeds of $500,000. On September 24, 1999, the Company issued 183,951 shares of Series B preferred stock having no par value, for gross proceeds of $3,500,000. On February 2, 2005, the Company purchased 299,881 and 183,951 shares of Series A preferred stock and Series B preferred stock, respectively, in conjunction with the repurchase of shares held by a former investor for gross proceeds of $1.00 and retired the shares. The shares have the following rights:

Voting rights: The holder of each share of preferred stock shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock and shall be entitled to vote together with the holders of common stock (in a single voting group) with respect to any question upon which holders of common stock have the right to vote. The holders of preferred stock shall be entitled to designate directors of the Corporation.

Liquidation: Upon any liquidation, holders of preferred stock are entitled to distribution or payment before any other class of stock. The per share liquidation value on any date is equal to $1.30 per share with respect to the Series A preferred stock, plus declared but unpaid dividends.

Dividends: The holders are entitled to receive dividends at a rate of $.10 per share per annum and $1.90 per share per annum for Series A preferred stock and Series B preferred stock, respectively, payable quarterly only when and if declared by the Board of Directors. Dividends are non-cumulative.

Conversion: The shares of preferred stock are convertible at any time, at the option of the holder, into shares of common stock at a price equal to $1.20 per share with respect to the Series A preferred stock and $19.03 per share with respect to the Series B preferred stock. Each share shall automatically convert immediately upon the earlier of the effective date of a registration statement under the Securities Act of 1933, for a firmly underwritten public offering (initial public offering) with a per share price of at least $7.00 and gross proceeds of a least $10 million or more. The holder of each share of preferred stock shall have the right to one vote for each share of Common Stock into which such preferred stock could then be converted.

Redemption: The Company may redeem any or all of the then outstanding shares of Series A and Series B preferred stock at the original purchase price, plus declared and unpaid dividends, and including a redemption premium equal to 10% of the initial purchase price per annum accrued daily from the initial purchase date to the redemption date.

The Company has neither declared nor paid dividends during the years ended December 31, 2012 and 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2012 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting
As a smaller reporting company and emerging growth company, we are not required to provide a report on the effectiveness of our internal controls over financial reporting until our second annual report (our report on the fiscal year ending December 31, 2013), and we will be exempt from the auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective, and therefore there is a greater likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers that have conducted such evaluations.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position

David Fuhrman	51	CEO, CFO, President, and Chairman of the Board of Directors

Rob Sargent	55	Director

David Fuhrman, CEO and Chairman of the Board of Directors, has over 24 years experience in the analysis, design, and implementation of software systems and solutions. He has demonstrated effective leadership in all phases of Software Development Cycle methodologies. Mr. Fuhrman has vast and diverse experience in creating software products, software systems integrations, and solutions in Genomics, Proteomics, Clinical Diagnostics, Clinical Research Informatics, Laser Optics, and Finance.

Before starting Cimarron, he was a key member of the informatics research team at the University of Utah Human Genome Center, providing leadership and technical insight in database design and software tools that were integrated into the high-throughput DNA Sequencing and Genotyping technologies developed at the Genome Center. Mr. Fuhrman also previously served in positions at TMA Technologies, Unisys Corp., and Wasatch Security Research.

The Company believes that Mr. Fuhrman’s extensive experience in the biotechnology and related industries provides him crucial insight into market opportunities and the nuances of the technology system development process, and that this experience, along with his entrepreneurial spirit, makes him a valuable member of the Company’s Board of Directors.

Rob Sargent, Director, also has over 25 years experience in the analysis, design, and implementation of software systems and solutions in the biotechnology space. Before founding Cimarron with Mr. Fuhrman in 1995, he was a member of a development team at the University of Utah Human Genome Center which developed data models and transformed and implemented several key information systems. From 2008-2009, Mr. Sargent was a Senior Software Developer at Infopia, Inc., and from 2009 to the present, he has been a Staff Developer at Amerisys, Inc., a biotech company in Salt Lake City, Utah. Mr. Sargent graduated from the University of British Columbia with a degree in Biology (Genetics option) in 1980.

The Company believes that Mr. Sargent’s extensive information systems experience in the biotechnology industry provides him a firm understanding of the operational needs of the Company, its products and prospects, and that this experience and understanding makes him a valuable member of the Company’s Board of Directors.

None of our directors qualify as “independent” as that term is defined under the applicable rules and regulations of the SEC, meaning that our directors may have business interests in the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We believe that the members of our executive team are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material income to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors. Further, we are not a "listed company" under SEC rules and thus we are not required to have a compensation committee or a nominating committee.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. Our board of directors believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this Prospectus.

Term of Office
Our directors are appointed to hold office until removed from office or until his successor has been elected and qualified in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee
We do not have an audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d) of Regulation S-K is beyond our limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in our financial statements at this stage of our development.

Certain Legal Proceedings
No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(A) Of the Exchange Act.
Upon the effectiveness of this Registration Statement, we intend to file a Form 8-A registration statement under Section 12 of the Securities Exchange Act of 1934, as amended, Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Code of Ethics
The Board of Directors has established a written code of ethics that applies to the Company’s officers. A copy of the Code of Ethics is filed as Exhibit 14.1.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company for the years ended December 31, 2012, 2011, and 2010:

Summary Compensation Table
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	All Other Compen- sation ($)		Total ($)

David Fuhrman	2012	23,340	55,000				19,258	(1)	97,599
CEO	2011	26,000	52,000	-	-	-	18,861	(2)	96,861
	2010	150,000	24,300	-	-	-	12,490	(3)	186,790

(1) In 2012, the Company paid Mr. Fuhrman’s health insurance in the amount of $14,867, dental insurance in the amount $1,391, and contributed $3,000 to a health savings account for his benefit.
(2) In 2011, the Company paid Mr. Fuhrman’s health insurance in the amount of $13,953, dental insurance in the amount $1,908, and contributed $3,000 to a health savings account for his benefit.
(3) In 2010, the Company paid Mr. Fuhrman’s health insurance in the amount of $12,490.

Employment Agreements
The Company has no formal employment agreements.

Compensation of Directors
Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity during the last three years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2012 for:

●	each of our executive officers and directors;
●	all of our executive officers and directors as a group; and
●	any other beneficial owner of more than 5% of our outstanding Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	David Fuhrman 15 South 1200 East Salt Lake City, Utah 84102	458,736	31.6%

Common Stock	Rob Sargent (Rare Principle, L.C.) 1951 Logan Avenue Salt Lake City, Utah 84108	291,530	20.1%

Common Stock	Peter Cartwright 1761 Mohawk Circle Salt Lake City, Utah 84108	222,274	15.3%

Common Stock	Andy Marks 2516 Dimple Dell Road Sandy, Utah 84092	177,535	12.2%

Common Stock	Doug Adamson 1371 Farm Meadow Lane Salt Lake City, Utah 847117	174,532	12.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2012 and December 31, 2011, the Company has related party notes totaling $571,872 and $560,472, respectively, consisting of $555,472 due to original founders David Fuhrman and Robert Sargent for additional services performed on behalf of the Company. In 2011 and in January 2012, the Company entered into notes payable with a related party, Greener Pastures LLC, owned by David Fuhrman and Robert Sargent, in the amount of $5,000 and $10,000, respectively. In May of 2012, the Company entered into two notes with related parties David Fuhrman and Steven Fuhrman in the amounts of $11,000 and $9,000, respectively, $18,600 of which was repaid in July of 2012, leaving $1,400 outstanding on the David Fuhrman note as of December 31, 2012. The Company received an additional $3,000 from Robert Sargent and $2,000 from Greener Pastures in 2011. Interest expenses on the related party notes payable accrues at a rate of six percent per annum and was $34,363 and $29,504 for the years ended December 31, 2012 and 2011, respectively. The interest on the related party notes was recorded as an increase to equity, since the interest amounts are not expected to be paid out, but are being contributed to the Company by primary shareholders.

Balance December 31, 2011	$555,472
Add: 2011 Accrual	5,000
Less 2011 Payments	-

Balance December 31, 2011	$560,472
Add: 2012 Accrual	30,000
Less 2012 Payments	(18,600)

Balance December 31, 2012	$571,872

A customer of the Company, Data in Motion LLC, is also a related party as our president, David Fuhrman, has a 33% ownership stake in it. The Company recorded revenues from this related party of $558,000 (approximately 45% of total revenue) and $432,000 (approximately 62% of total revenue) for the years ended December 31, 2012 and December 31, 2011, respectively. In addition, the Company had related party accounts receivable for consulting services provided to this entity valued at $0 and $134,844 as of December 31, 2012 and December 31, 2011, respectively. The Company had related party accounts receivable for consulting services provided to Data in Motion LLC, a related party, in the amount of $408,220. On December 31, 2012, the Data in Motion LLC receivable outstanding was converted to a note receivable. The note receivable is due to the Company on or before January 1, 2019 and has an interest rate of 6% per annum. The note receivable is secured by 50% of Data in Motion’s forecasted collections of outstanding accounts receivable as of December 31, 2012, which is expected to result in $150,000 paid to the Company in 2013. In addition, the note receivable is secured by the assets of Data in Motion.

In 2010 the Company entered into an agreement with an entity which is owned by a relative of the president of the Company to provide financial management consulting services. That entity is Haxton Management, LLC, and it is owned by Steven Fuhrman, the brother of our president. The agreement states that for each hour of services billed to the Company, the associated fee shall be contributed to the Company. For the years ended December 31, 2012 and 2011, the Company recognized contributions of $26,800 and $62,400, respectively, which were recorded as contributed services and recorded to paid in capital. Additionally, the Company recognized services contributed by the president of the Company in the amount of $55,000 and $78,000 for a total of $81,800 and $140,400 of contributed services for the years ended December 31, 2012 and 2011, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants, Mantyla McReynolds LLC, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2012	2011
Audit Fees	$33,704	$23,500
Audit Related Fees	-	-
Tax Fees	500	-
All Other Fees	252	233
Total	$34,456	$23,733

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.3	Articles of Restatement (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.4	Articles of Amendment (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

5.1	Opinion of Vincent & Rees, L.C. (incorporated by reference to our Form S-1/A Registration Statement filed August 10, 2012)

14.1	Code of Ethics (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1(1)	Non-Negotiable Promissory Note (incorporated by reference to our Form S-1/A Registration Statement filed on September 13, 2012)

99.1(2)	Services Agreement (incorporated by reference to our Form S-1/A Registration Statement filed on October 9, 2012)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cimarron Software, Inc.

Date: March 26, 2013	By:	/s/ David Fuhrman
David Fuhrman
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2013	/s/ David Fuhrman
David Fuhrman, Chief Executive Officer, Chief Financial Officer, and Director

March 26, 2013	/s/ Rob Sargent
Rob Sargent, Director