Form 10-Q
period 2013-03-31
CIMARRON SOFTWARE INC
filed 2013-05-15
CIK 1029125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-49654

Cimarron Software, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0543922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 E. Broadway, Ste. 204 Salt Lake City, UT 84111
(Address of principal executive offices, including zip code)

(801) 532-3080
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2013, the issuer had 1,450,322 outstanding shares of common stock, no par value.

CIMARRON SOFTWARE INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIMARRON SOFTWARE, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)

	3/31/2013	12/31/2012
ASSETS
Current Assets
Cash and Cash Equivalents	$54,374	$110,938
Accounts Receivable	82,157	75,482
Accounts Receivable- Related Party	46,166	-
Note Receivable - Related Party Short-Term	160,349	150,000
Prepaid Expenses	2,225	389
Total Current Assets	345,271	336,809

Note Receivable - Related Party Long-Term	213,720	258,220
Property and Equipment, Net	13,760	15,877
Total Assets	$572,751	$610,906

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$40,801	$28,142
Accrued Expenses	16,494	10,262
Notes Payable - Related Party	570,472	571,872
Deferred Revenue	18,432	27,041
Lease Payable-Short Term	5,836	6,187
Total Current Liabilities	652,035	643,504

Non Current Liabilities
Lease Payable-Long Term	6,828	8,249

Total Liabilities	658,863	651,753

Stockholders' Deficit
Preferred Stock, no par value,
500,000 shares Series A and 200,000 shares Series B authorized.
200,119 shares Series A issued and outstanding
as of March 31, 2013 and
December 31, 2012, respectively	200,119	200,119
Common Stock, no par value,
10,000,000 shares authorized.
1,450,322 shares issued and outstanding as of
March 31, 2013 and
December 31, 2012, respectively	86,033	86,033
Paid in Capital	13,376,783	13,342,972
Accumulated Deficit	(13,749,047)	(13,669,971)
Total Stockholders' Deficit	(86,112)	(40,847)

Total Liabilities and Stockholders' Deficit	$572,751	$610,906

See accompanying notes to condensed financial statements

CIMARRON SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012

Service Revenue	$158,059	$67,274
Service Revenue - Related Party	46,166	141,163
Total Service Revenue	204,225	208,437

Cost of Services	185,453	65,402
Cost of Services - Related Party	18,846	102,552
Total Cost of Services	204,299	167,954

Gross Profit (Loss)	(74)	40,483

General and Administrative Costs	30,086	34,044
Professional Fees-Related Party	15,886	20,344
Professional Fees	29,797	12,173

Loss from Operations	(75,843)	(26,078)

Interest Expense	(9,082)	(8,935)
Interest Income	5,849	-
Other Income	-	1,003
Loss from Continuing Operations
Before Income Taxes	(79,076)	(34,010)

Income Tax	-	-

Net Loss	$(79,076)	$(34,010)

Net Loss per Common Share - Basic	$(0.05)	$(0.02)

Net Loss per Common Share - Diluted	$(0.05)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	1,450,322	1,450,322

See accompanying notes to condensed financial statements

CIMARRON SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(79,076)	$(34,010)

Adjustments to Reconcile Net Loss to Net Cash From Operating Activites:
Depreciation Expense	2,116	1,158
Contributed Services	25,100	19,500
Stock Compensation	150	-
Gain on Sale of Investments	-	(833)
Imputed Interest on Related Party Notes Payable	8,561	8,591
Changes in:
Accounts Receivable	(6,675)	26,513
Accounts Receivable - Related Party	(46,166)	(42,168)
Prepaid Expense	(1,836)	(1,796)
Accounts Payable	12,660	2,155
Accrued Expenses	6,232	5,538
Deferred Revenue	(8,609)	(12,450)
Net Cash Used in Operating Actvities	(87,543)	(27,802)

Cash Flows from Investing Activities:
Purchase of Equipment	-	19,123
Note Receivable - Related Party	34,151	-
Net Cash Provided by Investing Activities	34,151	19,123

Cash Flows from Financing Activities:
Repayment of Lease Payable	(1,772)	(847)
Issuance of Notes Payable - Related Parties	-	10,000
Repayment of Notes Payable - Related Party	(1,400)	-
Net Cash (Used in) Provided by Financing Activities	(3,172)	9,153

Net Increase (Decrease) in Cash and Cash Equivalents	(56,564)	474

Cash and Cash Equivalents, Beginning of Period	110,938	47,851

Cash and Cash Equivalents, End of Period	$54,374	$48,325

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$449	$-
Income Taxes	$-	$-

Non-cash Investing and Financing activities:
Capital Contributions Made in Lieu of Payment for Services Rendered by Related Party	$10,600	$19,500
Capital Contributions Made in Lieu of Payment for Services Rendered by an Officer of the Company	$14,500	$-

See accompanying notes to condensed financial statements

CIMARRON SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

The Company and Nature of Business
Cimarron Software, Inc., (the Company) was incorporated under the laws of the State of Utah on February 9, 1995, and is primarily a developer and distributor of customized computer software for use in medical research.

Basis of Presentation
The condensed interim financial information of the Company as of March 31, 2013 and for the three month period ended March 31, 2013 and 2012 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.

Note 2 - Related Party Transactions

Notes Payable – Related Party consists of balances due to original founders David Fuhrman and Robert Sargent, for additional services performed on behalf of the Company. As of March 31, 2013 and December 31, 2012, the Company has related party notes totaling $570,472 and $571,872, respectively. In January 2012, the Company entered into a note payable with a related party in the amount of $10,000. In May 2012, the Company entered into two notes with related parties in the amounts of $11,000 and $9,000. The Company paid $18,600 toward these two notes in July 2012, leaving $1,400 outstanding on the David Fuhrman note as of December 31, 2012. The remaining $1,400 outstanding on the David Fuhrman note was paid in full in February 2013.

Interest expenses on the related party notes payable accrues at a rate of six percent per annum and was $8,561 for the three month period ended March 31, 2013 and $8,591 for the three month period ended March 31, 2012. The interest on the related party notes was recorded as an increase to equity, since the interest amounts are not expected to be paid out, but are being contributed to the Company by primary shareholders.

A customer of the Company is also a related party resulting from certain members of the Company's management who are also involved in the management of the related party. The Company recorded revenues from this related party of $46,166 (approximately 23% of total revenue) for the three month period ending March 31, 2013, and $141,163 (approximately 68% of total revenue) for the three month period ended March 31, 2012.

In addition, the Company has a related party note receivable for consulting services provided to this entity valued at $374,069 and $408,220 as of March 31, 2013 and December 31, 2012, respectively. This note bears interest at 6% per annum. The Company recorded $5,849 and $0 of interest income related to this note for the three month period ended March 31, 2013 and 2012, respectively.

In the year ended December 31, 2010, the Company entered into an agreement with an entity which is owned by a relative of the president of the Company to provide financial management consulting services. The agreement states that for each hour of services billed to the Company, the associated fee shall be contributed to the Company. The Company recognized contributions of $10,600 for the three month period ended March 31, 2013, and $19,500 for the three month period ended March 31, 2012, which were recorded as contributed services recorded as paid in capital.

Note 3 - Capital Stock

The Company is authorized to issue 500,000 shares of Series A preferred stock with no par value and 200,000 shares of Series B preferred stock with no par value. As of March 31, 2013 and December 31, 2012 there were 200,119 shares of Series A preferred stock issued and outstanding and no shares of Series B preferred stock issued or outstanding.

The Company has neither declared nor paid dividends during the periods ended March 31, 2013 and December 31, 2012.

Note 4 – Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payables approximate the carrying amount due to the short duration of these accounts.

Note 5- Loss per Share

Basic loss per common share is based on the net loss divided by weighted average number of common shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As the Company has a net loss for the period ended March 31, 2013 and 2012, any potentially dilutive shares are anti-dilutive and are thus not included into the earnings per share calculation. The Company had 500,119 common stock equivalents outstanding as of March 31, 2013 and 2012. These shares were excluded from the computation of diluted earnings per share as they are anti-dilutive.

Note 6 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2013 and December 31, 2012, the Company had an accumulated deficit of $13,749,047 and $13,669,971, respectively. In addition, the Company had a net loss for the three months ended March 31, 2013 of $79,076 and negative cash flows from operations of $87,543. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the Three-month Periods Ended March 31, 2013 and 2012

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue for the periods indicated in dollars.

	2013	%	2012	%
Revenue	204,225	100	208,437	100
Cost of Services	204,299	100	167,954	82.2
Gross Profit (Loss)	(74)	-	40,483	19.8
Operating Expenses	75,769	37.1	66,561	31.9
Operating Income/(Loss)	(75,843)	(37.1)	(26,078)	(12.8)
Net Income/(Loss)	(79,076)	(38.7)	(34,010)	(16.7)

Revenues consist of non-technology integration consulting services, technology integration consulting services, product maintenance, and travel and expenses billed to the customer. Revenues slightly decreased for the three months ended March 31, 2013 compared to the same period in the prior year. Cost of Services increased and gross profit decreased as a result of increased payroll costs.

The following tables set forth key components of our balance sheets as of March 31, 2013 and December 31, 2012, both in dollars.

	2013	2012

Current Assets	$345,271	$336,809
Note Receivable-Related Party Long-Term	213,720	258,220
Property and Equipment	13,760	15,877
Total Assets	572,751	610,906
Current Liabilities	652,035	643,504
Non-Current Liabilities	6,828	8,249
Total Liabilities	658,863	651,753
Stockholder’s Deficit	(86,112	(40,847
Total Liabilities and Deficit	$572,751	$610,906

As of March 31, 2013, current assets increased $8,462 from December 31, 2012 due to increases in accounts receivable related party of $46,166 and notes receivable related party of $10,349 which was partially offset by a decrease in cash by $56,564. Non-current assets decreased due to a decrease in the long-term portion of notes receivable from related parties by $44,500, as well as depreciation expense recorded for the three months ended March 31, 2013. As of March 31, 2013, current liabilities increased by $8,531 from December 31, 2012 due to an increase in accrued liabilities and accounts payable based on timing of the payment of expenses.

At March 31, 2013, the Company had cash funds of $54,374.

The Company’s practice has been to record Haxton Management, LLC consulting fees as well as some payroll expense for the Company’s president as contributed services. For the three months ended March 31, 2013 and 2012, the Company recognized $25,100 and $19,500 in capital contributions made in lieu of payment for services, respectively. If these services were paid in cash, rather than contributed, the Company’s cash needs would increase.

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

The Company anticipates that its cash needs for the next twelve months for working capital and capital expenditures will be approximately $120,000. As of March 31, 2013, the Company has $54,374 in cash and believes its current cash and cash flow from operations will only be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures. The Company’s president and a related party are currently contributing services to the Company, and if the Company were required to pay cash for those services, its cash and cash flow from operations would not be sufficient to meet anticipated cash needs for the next twelve months. The Company will likely require additional cash resources due to possible changed business conditions or other future developments. The Company may seek to sell additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Emerging Growth Company
We are an “emerging growth company” under the federal securities laws and are subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

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

Our significant accounting policies are summarized in Note 1 of our financial statements included in The Company’s Annual Report on Form 10-K for the year ended December 31, 2012. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of services and classified in accrued expenses. There were no contracts in which a loss is probable or reasonably estimable at March 31, 2013 and December 31, 2012.

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

Revenue related to product maintenance contracts is recognized on a straight-line basis over the delivery period. The maintenance contracts are generally one year in length. Maintenance fee revenue has been calculated for any portion allocable to the current year with the balance remaining as deferred revenue. The net unamortized deferred maintenance fees were $18,432 and $27,041 at the periods ended March 31, 2013 and December 31, 2012, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended March 31, 2013 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 15, 2013, there were no pending or threatened lawsuits.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.3	Articles of Restatement (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.4	Articles of Amendment (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1	Non-Negotiable Promissory Note (incorporated by reference to our Form S-1/A Registration Statement filed on September 13, 2012)

99.1	Services Agreement (incorporated by reference to our Form S-1/A Registration Statement filed on October 9, 2012)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Cimarron Software, Inc.

Date: May 15, 2013	By:	/s/ David Fuhrman
David Fuhrman
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2013	By:	/s/ David Fuhrman
David Fuhrman, Chief Executive Officer,
Chief Financial Officer, and Director

Date: May 15, 2013	By:	/s/ Rob Sargent
Rob Sargent, Director