Form 10-Q
period 2013-06-30
CIMARRON SOFTWARE INC
filed 2013-08-14
CIK 1029125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☒

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

As of August 14, 2013, the issuer had 1,450,322 outstanding shares of common stock, no par value.

CIMARRON SOFTWARE INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CIMARRON SOFTWARE, INC.
BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012

	6/30/2013	12/31/2012
ASSETS
Current Assets
Cash and Cash Equivalents	$48,609	$110,938
Accounts Receivable	169,612	75,482
Accounts Receivable- Related Party	-	-
Note Receivable - Related Party Short-Term	158,676	150,000
Prepaid Expenses	1,589	389
Total Current Assets	378,486	336,809

Note Receivable - Related Party Long-Term	169,220	258,220
Property and Equipment, Net	15,290	15,877
Total Assets	$562,996	$610,906

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$14,781	$28,142
Accrued Expenses	22,222	10,262
Notes Payable - Related Party	567,472	571,872
Deferred Revenue	35,258	27,041
Lease Payable-Short Term	6,690	6,187
Total Current Liabilities	646,423	643,504

Non Current Liabilities
Lease Payable-Long Term	7,861	8,249

Total Liabilities	654,284	651,753

Stockholders' Deficit
Preferred Stock, no par value,
500,000 shares Series A and 200,000 shares Series B authorized.
200,119 shares Series A issued and outstanding
as of June 30, 2013 and
December 31, 2012, respectively	200,119	200,119
Common Stock, no par value,
10,000,000 shares authorized.
1,450,322 shares issued and outstanding as of
June 30, 2013 and
December 31, 2012, respectively	86,033	86,033
Paid in Capital	13,420,410	13,342,972
Accumulated Deficit	(13,797,850)	(13,669,971)
Total Stockholders' Deficit	(91,288)	(40,847)

Total Liabilities and Stockholders' Deficit	$562,996	$610,906

See accompanying notes to the financial statements

CIMARRON SOFTWARE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Service Revenue	$62,976	$183,328	$221,035	$250,602
Service Revenue - Related Party	155,835	121,360	202,001	262,523
Total Service Revenue	218,811	304,688	423,036	513,125

Cost of Services	153,153	61,033	338,606	126,435
Cost of Services - Related Party	69,171	75,828	88,017	178,380
Total Cost of Services	222,324	136,861	426,623	304,815

Gross Profit (Loss)	(3,513)	167,827	(3,587)	208,310

Operating Expenses
General and Administrative Costs	21,171	37,297	51,257	71,341
Professional Fees-Related Party	15,753	15,818	31,639	36,162
Professional Fees	3,031	13,479	32,828	25,652
Total Operating Expenses	39,955	66,594	115,724	133,155

Loss from Operations	(43,468)	101,233	(119,311)	75,155

Interest Expense	(8,962)	(9,048)	(18,044)	(17,983)
Interest Income	3,827	-	9,676	-
Other Income	-	-	-	1,003
Loss from Continuing Operations
Before Income Taxes	(48,603)	92,185	(127,679)	58,175

Income Tax	200	(3)	200	(3)

Net Loss	$(48,803)	$92,188	$(127,879)	$58,178

Net Loss per Common Share - Basic	$(0.03)	$0.06	$(0.09)	$0.04

Net Loss per Common Share - Diluted	$(0.03)	$0.05	$(0.09)	$0.03

Weighted Average Shares Outstanding - Basic and Diluted	1,450,322	1,450,322	1,450,322	1,450,322

Weighted Average Shares Outstanding - Diluted	1,450,322	1,950,441	1,450,322	1,950,441

See accompanying notes to the financial statements

CIMARRON SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(127,879)	$58,178
Adjustments to Reconcile Net Loss to Net Cash From Operating Activites:
Depreciation Expense	4,087	2,317
Contributed Services	60,200	54,600
Stock Compensation	150	300
Gain on Sale of Investments	-	(833)
Imputed Interest on Related Party Notes Payable	17,088	17,155
Changes in:
Accounts Receivable	(94,130)	(24,103)
Accounts Receivable - Related Party	-	4,024
Prepaid Expense	(1,200)	(1,213)
Accounts Payable	(13,362)	(21,473)
Accrued Expenses	11,961	(17,110)
Deferred Revenue	8,217	7,948
Net Cash From Operating Actvities	(134,868)	79,790

Cash Flows from Investing Activities:
Purchase of Equipment	(3,500)	18,953
Note Receivable - Related Party	80,324	-
Net Cash From Investing Activities	76,824	18,953

Cash Flows from Financing Activities:
Repayment of Lease Payable	(3,385)	(1,933)
Issuance of Notes Payable - Related Parties	-	30,000
Repayment of Notes Payable - Related Party	(4,400)	-
Net Cash From Financing Activities	(4,285)	28,067

Net Increase (Decrease) in Cash and Cash Equivalents	(62,329)	126,810

Cash and Cash Equivalents, Beginning of Period	110,938	47,851

Cash and Cash Equivalents, End of Period	$48,609	$174,661

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$957	$-
Income Taxes	$-	$-

Non-cash Investing and Financing activities:
Capital Contributions Made in Lieu of Payment for Services Rendered by Related Party	$26,200	$31,200
Capital Contributions Made in Lieu of Payment for Services Rendered by an Officer of the Company	$34,000	$39,000

See accompanying notes to the financial statements

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

Basis of Presentation
The condensed interim financial information of the Company as of June 30, 2013 and for the six month period ended June 30, 2013 and 2012 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.

Note 2 - Related Party Transactions
Notes Payable – Related Party consists of balances due to original founders David Fuhrman and Robert Sargent, for additional services performed on behalf of the Company. As of June 30, 2013 and December 31, 2012, the Company has related party notes totaling $567,472 and $571,872, respectively. In January 2012, the Company entered into a note payable with a related party in the amount of $10,000. In May 2012, the Company entered into two notes with related parties in the amounts of $11,000 and $9,000. The Company paid $18,600 toward these two notes in July 2012, leaving $1,400 outstanding on the David Fuhrman note as of December 31, 2012. The remaining $1,400 outstanding on the David Fuhrman note was paid in full in February 2013.

Interest expenses on the related party notes payable accrues at a rate of six percent per annum and was $17,088 for the six month period ended June 30, 2013 and $17,155 for the six month period ended June 30, 2012. The interest on the related party notes was recorded as an increase to equity, since the interest amounts are not expected to be paid out, but are being contributed to the Company by primary shareholders.

A customer of the Company is also a related party resulting from certain members of the Company's management who are also involved in the management of the related party. The Company recorded revenues from this related party of $202,001 (approximately 48% of total revenue) for the six month period ending June 30, 2013, and $262,523 (approximately 51% of total revenue) for the six month period ended June 30, 2012.

In addition, the Company has a related party note receivable for consulting services provided to this entity valued at $327,896 and $408,220 as of June 30, 2013 and December 31, 2012, respectively. This note bears interest at 6% per annum. The Company recorded $9,676 and $0 of interest income related to this note for the six month period ended June 30, 2013 and 2012, respectively.

In the year ended December 31, 2010, the Company entered into an agreement with an entity which is owned by a relative of the president of the Company to provide financial management consulting services. The agreement states that for each hour of services billed to the Company, the associated fee shall be contributed to the Company. The Company recognized contributions of $60,200 for the six month period ended June 30, 2013, and $54,600 for the six month period ended June 30, 2012, which were recorded as contributed services recorded as paid in capital.

Note 3 - Capital Stock
The Company is authorized to issue 500,000 shares of Series A preferred stock with no par value and 200,000 shares of Series B preferred stock with no par value. As of June 30, 2013 and December 31, 2012 there were 200,119 shares of Series A preferred stock issued and outstanding and no shares of Series B preferred stock issued or outstanding.

The Company has neither declared nor paid dividends during the periods ended June 30, 2013 and December 31, 2012.

Note 4 – Fair Value of Financial Instruments
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payables approximate the carrying amount due to the short duration of these accounts.

Note 5- Income (Loss) per Share
Basic income (loss) per common share is based on the net income (loss) divided by weighted average number of common shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As the Company has a net loss for the three and six months ended June 30, 2013, any potentially dilutive shares are anti-dilutive and are thus not included into the earnings per share calculation. The Company had 500,119 common stock equivalents outstanding as of June 30, 2013 and 2012. These shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2013 as they are anti-dilutive.

Note 6 - Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2013 and December 31, 2012, the Company had an accumulated deficit of $13,797,851 and $13,669,971, respectively. In addition, the Company had a net loss for the six months ended June 30, 2013 of $127,879 and negative cash flows from operations of $134,868. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 7 – Subsequent Events
On July 2, 2013, an entity in which the company has had an implicit variable interest experienced a change in ownership. The Company is evaluating the accounting implication of this change in ownership, if any.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the Three and Six-month Periods Ended June 30, 2013 and 2012
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue for the periods indicated in dollars.

	Three Months				Six Months
	2013	%	2012	%	2013	%	2012	%
Revenue	218,811	100	304,688	100	423,036	100	513,125	100
Cost of Services	222,324	100	136,861	45	426,623	100	304,815	59.4
Gross Profit (Loss)	(3,513)	(1.6)	167,827	55.1	(3,587)	(0.8)	208,310	40.6
Operating Expenses	39,955	18.3	66,594	21.9	115,724	27.4	133,155	25.9
Operating Income/(Loss)	(43,468)	(19.9)	101,233	33.2	(119,311)	(28.2)	75,155	14.6
Net Income/(Loss)	(48,803)	(22.3)	92,188	30.3	(127,879)	(30.2)	58,178	11.3

Revenues consist of non-technology integration consulting services, technology integration consulting services, product maintenance, and travel and expenses billed to the customer. Revenues decreased for the three and six months ended June 30, 2013 compared to the same period in the prior year due to the Company losing a costumer in early 2013. Cost of Services increase and gross profit decreased as a result of increased payroll costs.

The following tables set forth key components of our balance sheets as of June 30, 2013 and December 31, 2012, both in dollars.

	2013	2012
Current Assets	$378,486	$336,809
Note Receivable-Related Party Long-Term	169,220	258,220
Property and Equipment	15,290	15,877
Total Assets	562,996	610,906
Current Liabilities	646,423	643,504
Non-Current Liabilities	7,861	8,249
Total Liabilities	654,284	651,753
Stockholder’s Deficit	(91,288)	(40,847)
Total Liabilities and Deficit	$562,996	$610,906

As of June 30, 2013, current assets increased $41,677 from December 31, 2012 due to increases in accounts receivable of $94,130 and notes receivable related party of $8,676 which was partially offset by a decrease in cash by $62,329. Non-current assets decreased due to a decrease in the long-term portion of notes receivable from related parties by $89,000, as well as depreciation expense recorded for the six months ended June 30, 2013. As of June 30, 2013, current liabilities increased by $2,920 from December 31, 2012 due to an increase in accrued liabilities and accounts payable based on timing of the payment of expenses.

At June 30, 2013, the Company had cash funds of $48,609.

The Company’s practice has been to record Haxton Management, LLC consulting fees as well as some payroll expense for the Company’s president as contributed services. For the six months ended June 30, 2013 and 2012, the Company recognized $60,200 and $54,600 in capital contributions made in lieu of payment for services, respectively. If these services were paid in cash, rather than contributed, the Company’s cash needs would increase.

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

The Company anticipates that its cash needs for the next twelve months for working capital and capital expenditures will be approximately $120,000. As of March 31, 2013, the Company has $48,609 in cash and believes its current cash and cash flow from operations will only be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures. The Company’s president and a related party are currently contributing services to the Company, and if the Company were required to pay cash for those services, its cash and cash flow from operations would not be sufficient to meet anticipated cash needs for the next twelve months. The Company will likely require additional cash resources due to possible changed business conditions or other future developments. The Company may seek to sell additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Subsequent Events
On July 2, 2013, an entity in which the company has had an implicit variable interest experienced a change in ownership. The Company is evaluating the accounting implication of this change in ownership, if any.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in The Company’s Annual Report on Form 10-K for the year ended December 31, 2012. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of services and classified in accrued expenses. There were no contracts in which a loss is probable or reasonably estimable at June 30, 2013 and December 31, 2012.

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

Revenue related to product maintenance contracts is recognized on a straight-line basis over the delivery period. The maintenance contracts are generally one year in length. Maintenance fee revenue has been calculated for any portion allocable to the current year with the balance remaining as deferred revenue. The net unamortized deferred maintenance fees were $35,258 and $27,041 at the periods ended June 30, 2013 and December 31, 2012, respectively.

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

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended June 30, 2013 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 14, 2013, there were no pending or threatened lawsuits.

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

Cimarron Software, Inc.

Date: August 14, 2013	By:	/s/ David Fuhrman
David Fuhrman
Executive OfficerChief
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:August 14, 2013	By:	/s/ David Fuhrman
David Fuhrman, Chief Executive Officer,
Chief Financial Officer, and Director

Date:August 14, 2013	By:	/s/ Rob Sargent
Rob Sargent , Director