Form 10-Q
period 2013-09-30
CIMARRON SOFTWARE INC
filed 2013-11-14
CIK 1029125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 333-181388

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

As of November 14, 2013, the issuer had 1,450,322 outstanding shares of common stock, no par value.

CIMARRON SOFTWARE INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMARRON SOFTWARE, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	9/30/2013	12/31/2012
ASSETS
Current Assets
Cash and Cash Equivalents	$103,751	$110,938
Accounts Receivable	19,660	75,482
Accounts Receivable- Related Party	127,624	-
Note Receivable - Related Party Short-Term	143,354	150,000
Prepaid Expenses	954	389
Total Current Assets	395,343	336,809

Note Receivable - Related Party Long-Term	124,720	258,220
Property and Equipment, Net	13,246	15,877
Total Assets	$533,309	$610,906

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$13,952	$28,142
Accrued Expenses	19,099	10,262
Notes Payable - Related Party	567,472	571,872
Deferred Revenue	46,650	27,041
Lease Payable-Short Term	6,445	6,187
Total Current Liabilities	653,618	643,504

Non Current Liabilities
Lease Payable-Long Term	6,403	8,249

Total Liabilities	660,021	651,753

Stockholders' Deficit
Preferred Stock, no par value,
500,000 shares Series A and 200,000 shares Series B authorized.
200,119 shares Series A issued and outstanding
as of September 30, 2013 and
and December 31, 2012, respectively	200,119	200,119
Common Stock, no par value,
10,000,000 shares authorized.
1,450,322 shares issued and outstanding as of
September 30, 2013 and
December 31, 2012, respectively	86,033	86,033
Paid in Capital	13,449,001	13,342,972
Accumulated Deficit	(13,861,865)	(13,669,971)
Total Stockholders' Deficit	(126,712)	(40,847)

Total Liabilities and Stockholders' Deficit	$533,309	$610,906

The accompanying notes are an integral part of these condensed financial statements.

CIMARRON SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Service Revenue	$42,549	$194,894	$263,584	$445,496
Service Revenue - Related Party	203,491	132,530	405,492	395,053
Total Service Revenue	246,040	327,424	669,076	840,549

Cost of Services	157,511	79,309	496,117	205,744
Cost of Services - Related Party	72,647	101,636	160,664	280,016
Total Cost of Services	230,158	180,945	656,781	485,760

Gross Profit	15,882	146,479	12,295	354,789

Operating Expenses
General and Administrative Costs	39,207	32,633	96,464	103,974
Professional Fees-Related Party	15,868	15,814	47,507	51,977
Professional Fees	15,071	15,303	47,899	40,955
Total Operating Expenses	70,146	63,750	191,870	196,906

Income (Loss) from Operations	(54,264)	82,729	(179,575)	157,883

Interest Expense	(8,910)	(9,083)	(26,954)	(27,067)
Interest Income	5,179	-	14,855	-
Other Income	-	-	-	1,003
Income (Loss) from Continuing Operations
Before Income Taxes	(57,995)	73,646	(191,674)	131,819

Income Tax	220	39	220	36

Net Income (Loss)	$(58,215)	$73,607	$(191,894)	$131,783

Net Income (Loss) per Common Share - Basic	$(0.04)	$0.05	$(0.13)	$0.09

Net Income (Loss) per Common Share - Diluted	$(0.04)	$0.04	$(0.13)	$0.07

Weighted Average Shares Outstanding - Basic and Diluted	1,450,322	1,450,322	1,450,322	1,450,322

Weighted Average Shares Outstanding - Diluted	1,450,322	1,950,441	1,450,322	1,950,441

The accompanying notes are an integral part of these condensed financial statements.

CIMARRON SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$(191,894)	$131,783
Adjustments to Reconcile Net Income (Loss) to Net Cash From Operating Activites:
Depreciation Expense	6,130	3,618
Contributed Services	80,300	73,700
Stock Compensation	150	450
Gain on Sale of Investments	-	(833)
Imputed Interest on Related Party Notes Payable	25,581	25,783
Changes in:
Accounts Receivable	55,822	(23,742)
Accounts Receivable - Related Party	(127,624)	(108,506)
Prepaid Expense	(565)	(630)
Accounts Payable	(14,191)	(24,941)
Accrued Expenses	8,837	(16,965)
Deferred Revenue	19,609	11,173
Net Cash From Operating Actvities	(137,845)	70,890

Cash Flows from Investing Activities:
Purchase of Equipment	(3,500)	(2,756)
Note Receivable - Related Party	140,146	-
Proceeds from Sale of Investments	-	19,123
Net Cash From Investing Activities	136,646	16,367

Cash Flows from Financing Activities:
Issuance of Lease Payable	3,500	2,586
Repayment of Lease Payable	(5,088)	(2,796)
Issuance of Notes Payable - Related Parties	-	30,000
Repayment of Notes Payable - Related Party	(4,400)	(18,600)
Net Cash From Financing Activities	(5,988)	11,190

Net Increase (Decrease) in Cash and Cash Equivalents	(7,187)	98,447

Cash and Cash Equivalents, Beginning of Period	110,938	47,851

Cash and Cash Equivalents, End of Period	$103,751	$146,298

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,373	$-

Non-cash Investing and Financing activities:
Capital Contributions Made in Lieu of Payment for Services Rendered by Related Party	$31,800	$26,200
Capital Contributions Made in Lieu of Payment for Services Rendered by an Officer of the Company	$48,500	$47,500

The accompanying notes are an integral part of these condensed financial statements.

CIMARRON SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

The Company and Nature of Business
Cimarron Software, Inc., (the Company) was incorporated under the laws of the State of Utah on February 9, 1995, and is primarily a developer and distributor of customized computer software for use in medical research.

Basis of Presentation
The condensed interim financial information of the Company as of September 30, 2013 and for the nine month periods ended September 30, 2013 and 2012 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.

Note 2 – Related Party Transactions

Notes Payable – Related Party consists of balances due to original founders David Fuhrman and Robert Sargent, for additional services performed on behalf of the Company. As of September 30, 2013 and December 31, 2012, the Company has related party notes payable totaling $567,472 and $571,872, respectively. In January 2012, the Company entered into a note payable with a related party in the amount of $10,000. In May 2012, the Company entered into two notes with related parties in the amounts of $11,000 and $9,000. The Company paid $18,600 toward these two notes in July 2012, leaving $1,400 outstanding on the David Fuhrman note as of December 31, 2012. The remaining $1,400 outstanding on the David Fuhrman note was paid in full in February 2013.

Interest expenses on the related party notes payable accrues at a rate of six percent per annum and was $26,954 for the nine month period ended September 30, 2013 and $27,067 for the nine month period ended September 30, 2012. The interest on the related party notes was recorded as an increase to equity, since the interest amounts are not expected to be paid out, but are being contributed to the Company by primary shareholders.

An implicit variable interest exists between the Company and another entity which contracts with the Company to provide software programming.  This entity is also a related party resulting from certain members of the Company's management who are also involved in the management of the related party, though no financial support is provided by the Company to this entity. This entity has historically been disclosed by the Company as an unconsolidated Variable Interest Entity (VIE) due to the implicit variable interest between the Company and this entity.  On July 2, 2013, the ownership structure of this entity changed, causing the Company to re-evaluate its variable interest in this entity to determine whether or not, based upon the new ownership structure, the nature of the relationship has changed such that the Company should now consolidate this entity.

An entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. A Corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  The Company does not have the obligation to absorb losses or the right to receive benefits that are significant to the VIE.  Accordingly, based on the Company’s assessment, it neither is the primary beneficiary of nor has a controlling financial interest in this VIE. Accordingly, this VIE has not been consolidated by the Company.

The Company recorded revenues from this related party of $405,492 (approximately 61% of total revenue) for the nine month period ending September 30, 2013, and $395,053 (approximately 47% of total revenue) for the nine month period ended September 30, 2012.

The Company recorded accounts receivable related to the revenues from this related party of $127,624 for the nine month period ending September 30, 2013, and $0 for the year ended December 31, 2012.

In addition, the Company has a related party note receivable for consulting services provided to this entity valued at $268,074 and $408,220 as of September 30, 2013 and December 31, 2012, respectively. This note bears interest at 6% per annum. The Company recorded $14,855 and $0 of interest income related to this note for the nine month period ended September 30, 2013 and 2012, respectively.

In the year ended December 31, 2010, the Company entered into an agreement with an entity which is owned by a relative of the president of the Company to provide financial management consulting services. The agreement states that for each hour of services billed to the Company, the associated fee shall be contributed to the Company. The Company recognized contributions of $80,300 for the nine month period ended September 30, 2013, and $73,700 for the nine month period ended September 30, 2012, which were recorded as contributed services recorded as paid in capital.

Note 3 – Capital Stock

The Company is authorized to issue 500,000 shares of Series A preferred stock with no par value and 200,000 shares of Series B preferred stock with no par value. As of September 30, 2013 and December 31, 2012 there were 200,119 shares of Series A preferred stock issued and outstanding and no shares of Series B preferred stock issued or outstanding.

The Company has neither declared nor paid dividends during the periods ended September 30, 2013 and December 31, 2012.

Note 4 – Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payables approximate the carrying amount due to the short duration of these accounts.

Note 5 – Loss per Share

Basic loss per common share is based on the net loss divided by weighted average number of common shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As the Company has a net loss for the period ended September 30, 2013, any potentially dilutive shares are anti-dilutive and are thus not included into the earnings per share calculation. The Company had 500,119 common stock equivalents outstanding as of September 30, 2013. These shares were excluded from the computation of diluted earnings per share as they are anti-dilutive.

Note 6 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of September 30, 2013 and December 31, 2012, the Company had an accumulated deficit of $13,861,865 and $13,669,971, respectively. In addition, the Company had a net loss for the nine months ended September 30, 2013 of $191,894 and negative cash flows from operations of $137,845. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the Three and Nine-month Periods Ended September 30, 2013 and 2012
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue for the periods indicated in dollars.

	Three Months				Nine Months
	2013	%	2012	%	2013	%	2012	%
Revenue	246,040	100	327,424	100	669,076	100	840,549	100
Cost of Services	230,158	93.5	180,945	55.3	656,781	98.2	485,760	57.8
Gross Profit	15,882	6.5	146,479	44.7	12,295	1.8	354,789	42.2
Operating Expenses	70,146	28.5	63,750	19.5	191,870	28.7	196,906	23.4
Operating Income/(Loss)	(54,264)	(22.1)	82,729	25.3	(179,575)	(26.8)	157,883	18.8
Net Income/(Loss)	(58,215)	(23.7)	73,607	22.5	(191,894)	(28.7)	131,783	15.7

Revenues consist of non-technology integration consulting services, technology integration consulting services, product maintenance, and travel and expenses billed to the customer. Revenues decreased for the three and nine months ended September 30, 2013 compared to the same period in the prior year due to the Company losing a customer in early 2013. Cost of Services increased and gross profit decreased as a result of increased payroll costs.

The following tables set forth key components of our balance sheets as of September 30, 2013 and December 31, 2012, both in dollars.

	2013	2012
Current Assets	$395,343	$336,809
Note Receivable-Related Party Long-Term	124,720	258,220
Property and Equipment	13,246	15,877
Total Assets	533,309	610,906
Current Liabilities	653,618	643,504
Non-Current Liabilities	6,403	8,249
Total Liabilities	660,021	651,753
Stockholder’s Deficit	(126,712)	(40,847)
Total Liabilities and Deficit	$533,309	$610,906

As of September 30, 2013, current assets increased $58,534 from December 31, 2012 due to increases in accounts receivable from a related party of $127,624 and prepaid expenses of $565, which was partially offset by a decrease in non-related party accounts receivable of $55,822, a decrease in cash of $7,187, and a decrease in a short-term notes receivable from related parties of $6,646.  Non-current assets decreased due to a decrease in the long-term portion of notes receivable from related parties by $133,500, as well as depreciation expense recorded for the nine months ended September 30, 2013. As of September 30, 2013, current liabilities increased by $10,114 from December 31, 2012 due to an increase in accrued expenses and deferred revenue partially offset by a decrease in related party notes payable and accounts payable.

At September 30, 2013, the Company had cash funds of $103,751.

The Company’s practice has been to record Haxton Management, LLC consulting fees as well as some payroll expense for the Company’s president as contributed services. For the nine months ended September 30, 2013 and 2012, the Company recognized $80,300 and $73,700 in capital contributions made in lieu of payment for services, respectively. If these services were paid in cash, rather than contributed, the Company’s cash needs would increase.

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

The Company anticipates that its cash needs for the next twelve months for working capital and capital expenditures will be approximately $120,000. As of September 30, 2013, the Company has $103,751 in cash and believes its current cash and cash flow from operations will only be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures. The Company’s president and a related party are currently contributing services to the Company, and if the Company were required to pay cash for those services, its cash and cash flow from operations would not be sufficient to meet anticipated cash needs for the next twelve months. The Company will require additional cash resources due to possible changed business conditions or other future developments. The Company may seek to sell additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of services and classified in accrued expenses. There were no contracts in which a loss is probable or reasonably estimable at September 30, 2013 and December 31, 2012.

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

Revenue related to product maintenance contracts is recognized on a straight-line basis over the delivery period. The maintenance contracts are generally one year in length. Maintenance fee revenue has been calculated for any portion allocable to the current year with the balance remaining as deferred revenue. The net unamortized deferred maintenance fees were $46,650 and $27,041 at the periods ended September 30, 2013 and December 31, 2012, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarter ended September 30, 2013 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 14, 2013, there were no pending or threatened lawsuits.

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

Cimarron Software, Inc.

Date: November 14, 2013	By:	/s/ David Fuhrman
David Fuhrman
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2013	/s/ David Fuhrman
David Fuhrman, Chief Executive Officer, Chief Financial Officer, and Director

Date: November 14, 2013	/s/ Rob Sargent
Rob Sargent, Director