Form 10-K
period 2013-12-31
CIMARRON SOFTWARE INC
filed 2014-03-28
CIK 1029125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Commission File Number 333-181388
_______________________

Cimarron Software, Inc.
(Exact name of registrant as specified in its charter)
_______________________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2013, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $100,572, assuming a price of $0.80 per share, which was the per share valuation in our most recent common stock issuance in 2003, as our common stock is not yet publicly traded. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed affiliates of the registrant.

As of March 21, 2014, the registrant had 1,450,322 shares of and common stock, no par value, outstanding.

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

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, including the following:

•	We may be deemed to be insolvent and may face liquidation.
•	The auditors’ report for our most recent fiscal year contains an explanatory paragraph relating to a substantial doubt about our ability to continue as a going concern.
•	We will require substantial amounts of additional capital from external sources.
•	Any substantial increase in sales will require skilled management of growth.
•	We cannot predict the impact on our activities of the current economic crises.
•	We are authorized to issue substantial additional shares of stock, which would dilute the ownership of our stockholders.
•	Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.
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

PART I

ITEM 1. BUSINESS

Use of Certain Defined Terms
Except as otherwise indicated by the context, references in this report to:

•	“Cimarron,” “Cimarron Software, Inc.,” “we,” “us,” or “our,” “Successor” and the “Company” are references to the business of Cimarron Software, Inc.
•	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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
Our focus is Laboratory Workflow Systems (LWS), which work as Laboratory Information Management Systems (LIMS), but are structured to follow the flow within the laboratory.

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

As a result, many companies are finding that they need to rethink their approach to LIMS. The value of LIMS in the industry can be seen in the technology’s proliferation over the years, as more and more companies have implemented LIMS to improve the management of laboratory information. All too often, however, various parts of the organization have done so on their own. They have put in individual niche solution systems that are not linked to an overall strategy—creating a patchwork of different and disconnected laboratory systems across the enterprise.

Today, it is not unusual to find life science companies with a dozen or more laboratory management systems in place—not to mention an array of electronic laboratory notebooks and other laboratory tools. That one-off, fragmented approach makes LIMS expensive. In addition to the upfront cost of the systems themselves, companies have to maintain and support separate systems, often with redundant resources. As a result, a company may well have hundreds of employees watching over its various LIMS systems across various sites. The cost of a fragmented LIMS landscape goes beyond IT budgets. Cimarron has found that the use of disparate systems leads to increased manual activity and inefficiencies, and skilled scientists may spend as much as a third of their time on LIMS-related administrative tasks, rather than research and testing. Moreover, with different sites using different systems and data, information sharing and accurate reporting are difficult, opening the door to compliance problems and slower decision making.

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
As of December 31, 2013 and 2012, the Company had an accumulated deficit of $13,881,992 and $13,669,971, respectively. These conditions factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period ending December 31, 2013. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment.

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
For the years ended December 31, 2013 and 2012, a single customer, a related party, accounted for approximately sixty-nine percent (69%) and forty-five percent (45%) of our revenues, respectively. The Company believes that its transactions with the related party have been at arms-length at negotiated prices competitive and commensurate with industry prices. Were the Company to lose this customer, our revenues would drastically decline.

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

There are deficiencies with our internal controls that require improvements.
We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404a of the Sarbanes-Oxley Act of 2002. We will be exempt from the auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company. The Company has evaluated whether our internal control procedures are effective and has concluded that as of December 31, 2013, the Company had material weaknesses in its internal control over financial reporting, and therefore there is a greater likelihood of undiscovered errors in our reported financial statements as compared to issuers without such material weakness.

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
If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including: potential investors’ anticipated feeling regarding our results of operations; increased competition; our ability or inability to generate future revenues; and market perception of the future of development of software.

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

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC have been automatically suspended.
Unless we file a registration statement on Form 8-A, which we have no obligation to file, we will not be a fully reporting company. We are voluntarily filing limited periodic reports (i.e., annual, quarterly and material events) with the SEC. We are not required, and are not voluntarily choosing, to furnish proxy statements to security holders, and our directors, officers and principal beneficial owners are not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act.

Because our registration statement became effective in 2013, our limited reporting requirements during 2013 (wherein we were required to file limited periodic reports but were not required to furnish proxy statements to security holders, etc.) have been automatically suspended under Section 15(d) of the Exchange Act because we have less than 500 shareholders and have not filed a registration statement on Form 8-A. We are no longer obligated to file periodic reports with the SEC, and your access to our business information may be even more limited should we choose to discontinue filing periodic reports in the future.

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

No equity securities have been sold by us during the past three years or were repurchased by us during the year ending December 31, 2013. As of March 21, 2014, we had approximately 53 shareholders of record of our common stock.

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

Results of Operations

For the Twelve-month Periods Ended December 31, 2013 and 2012

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue for the periods indicated in dollars.

	Year Ended December 31,
	2013	%	2012	%
Revenue	973,813	100	1,232,704	100
Cost of Services	558,465	57.3	691,802	56.1
Gross Profit	415,348	42.7	540,902	43.9
Operating Expenses	609,670	62.6	258,098	20.9
Operating Income/(Loss)	(194,322)	(20.0)	282,804	22.9
Net Income/(Loss)	(212,021)	(21.8)	247,380	20.1

Revenues consist of non-technology integration consulting services, technology integration consulting services, product maintenance, and travel and expenses billed to the customer. Revenues decreased for the year ended December 31, 2013, by $258,891from the year ended December 31, 2012, due to the Company losing a client early in 2013 and an overall decrease in billing and consulting services performed for third parties. Cost of Services decreased as a result of the company refocusing its software consulting engineer efforts to research and development to improve its Laboratory Workflow Systems (LWS) in order to respond to the Life Science market demand for additional features and to maintain technology compatibility. Gross profit decreased due to the overall decrease in revenues. Lastly, operating expenses increased for the year ended December 31, 2013, over 2012 due to an increase in research and development in the current year.

The following tables set forth key components of our balance sheets as of December 31, both in dollars.

	2013	2012
Current Assets	$432,843	$336,809
Note Receivable-Related Party Long-Term	80,220	258,220
Property and Equipment	19,198	15,877
Total Assets	532,261	610,906
Current Liabilities	663,695	643,504
Non-Current Liabilities	6,458	8,249
Total Liabilities	670,153	651,753
Stockholders' Deficit	(137,892)	(40,847)
Total Liabilities and Stockholders' Deficit	$532,261	$610,906

As of December 31, 2013, current assets increased $96,034 from December 31, 2012, due to an increase in accounts receivable - related party of $314,403 which was partially offset by a decreases in cash by $52,116, a decrease in accounts receivable by $60,682, and notes receivable – related party by $105,500. Non-current assets decreased due to a decrease in the long-term portion of notes receivable from related parties by $178,000. As of December 31, 2013, current liabilities increased by $20,191 from December 31, 2012, due to increases in accrued liabilities and deferred revenue based on timing of the payment of expenses which was partially offset by decrease in accounts payable and notes payable – related party .

At December 31, 2013, the Company had cash funds of $58,822.

The Company’s practice has been to record Haxton Management, LLC consulting fees as well as some payroll expense for the Company’s president as contributed services. For the years ended December 31, 2013 and 2012, the Company recognized $80,300 and $81,800 in capital contributions made in lieu of payment for services, respectively. If these services were paid in cash, rather than contributed, the Company’s cash needs would increase.

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

The Company anticipates that its cash needs for the next twelve months for working capital and capital expenditures will be approximately $120,000. As of December 31, 2013, the Company has $58,822 in cash and believes its current cash, cash flow from operations and notes receivable will be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures. The Company’s president and a related party are currently contributing services to the Company, and if the Company were required to pay cash for those services, its cash and cash flow from operations would not be sufficient to meet anticipated cash needs for the next twelve months. The Company will likely require additional cash resources due to possible changed business conditions or other future developments. The Company may seek to sell additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Emerging Growth Company
We are an “emerging growth company” under the federal securities laws and would therefore be subject to reduced public company reporting requirements. Because our registration statement became effective in 2013, even our limited reporting requirements have been automatically suspended under Section 15(d) of the Exchange Act because we have less than 500 shareholders and have not filed a registration statement on Form 8-A. We are no longer obligated to file periodic reports with the SEC, and your access to our business information may be even more limited should we choose to discontinue filing periodic reports in the future. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

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

Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of services and classified in accrued expenses. There were no uncompleted contracts as of December 31, 2013 and 2012.

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

Revenue related to product maintenance contracts is recognized on a straight-line basis over the delivery period. The maintenance contracts are generally one year in length. Maintenance fee revenue has been calculated for any portion allocable to the current year with the balance remaining as deferred revenue. The net unamortized deferred maintenance fees were $33,041 and $27,041 at the years ended December 31, 2013 and 2012, respectively.

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

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and the Board of Directors
Cimarron Software, Inc.

We have audited the accompanying balance sheets of Cimarron Software, Inc. (the Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cimarron Software, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
March 28, 2014

CIMARRON SOFTWARE, INC.
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	12/31/2013	12/31/2012
ASSETS
Current Assets
Cash and Cash Equivalents	$58,822	$110,938
Accounts Receivable	14,800	75,482
Accounts Receivable- Related Party	314,403	-
Note Receivable - Related Party Short Term	44,500	150,000
Prepaid Expenses	318	389
Total Current Assets	432,843	336,809

Note Receivable - Related Party Long Term	80,220	258,220
Property and Equipment, Net	19,198	15,877
Total Assets	$532,261	$610,906

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$3,995	$28,142
Accrued Expenses	51,420	10,262
Notes Payable - Related Party	567,472	571,872
Deferred Revenue	33,041	27,041
Lease Payable-Short Term	7,767	6,187
Total Current Liabilities	663,695	643,504

Non Current Liabilities
Lease Payable-Long Term	6,458	8,249

Total Liabilities	670,153	651,753

Stockholders' Deficit
Preferred Stock, no par value,
500,000 shares Series A and 200,000 shares Series B authorized.
200,119 shares Series A issued and outstanding
as of December 31, 2013 and
and December 31, 2012, respectively	200,119	200,119
Common Stock, no par value,
10,000,000 shares authorized.
1,450,322 shares issued and outstanding as of
December 31, 2013 and
and December 31, 2012, respectively	86,033	86,033
Paid in Capital	13,457,948	13,342,972
Accumulated Deficit	(13,881,992)	(13,669,971)
Total Stockholders' Deficit	(137,892)	(40,847)

Total Liabilities and Stockholders' Deficit	$532,261	$610,906

See accompanying notes to the financial statements

CIMARRON SOFTWARE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	For the Years Ended December 31,
	2013	2012

Service Revenue	$299,913	$674,281
Service Revenue - Related Party	673,900	558,423
Total Service Revenue	973,813	1,232,704

Cost of Services	250,500	310,363
Cost of Services - Related Party	307,965	381,439
Total Cost of Services	558,465	691,802

Gross Profit	415,348	540,902

General and Administrative Costs	197,575	145,186
Research and Development	279,791	-
Professional Fees-Related Party	77,786	67,788
Professional Fees	54,518	45,124
Total Operating Expenses	609,670	258,098

Income (Loss) from Operations	(194,322)	282,804

Interest Expense	(35,890)	(36,143)
Interest Income	18,411	-
Other Gain	-	1,003
Income (Loss) Before Income Tax	(211,801)	247,664

Income Tax	220	284

Net Income (Loss)	$(212,021)	$247,380

Net Income (Loss) per Common Share - Basic	$(0.15)	$0.17

Net Income (Loss) per Common Share - Diluted	$(0.15)	$0.17

Weighted Average Shares Outstanding - Basic	1,450,322	1,450,322

Weighted Average Shares Outstanding - Diluted	1,450,322	1,450,322

See accompanying notes to the financial statements

CIMARRON SOFTWARE, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Additional Paid		Total
	Preferred Stock		Common Stock		in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2011	200,119	$200,119	1,450,322	$86,033	$13,226,209	$(13,917,351)	$(404,990)

Net Income						247,380	247,380
Contributed Services -- Related Party					81,800		81,800
Compensation related to
stock option grants					600		600
Imputed Interest on
Related Party Notes Payable					34,363		34,363

December 31, 2012	200,119	$200,119	1,450,322	$86,033	$13,342,972	$(13,669,971)	$(40,847)

Net Loss						(212,021)	(212,021)
Contributed Services --Related Party					80,300		80,300
Compensation related to
stock option grants					600		600
Imputed Interest on
Related Party Notes Payable					34,076		34,076

December 31, 2013	200,119	$200,119	1,450,322	$86,033	$13,457,948	$(13,881,992)	$(137,892)

See accompanying notes to the financial statements

CIMARRON SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	For the Years Ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$(212,021)	$247,380

Adjustments to Reconcile Net Income (Loss) to Net Cash From Operating Activites:
Depreciation Expense	8,794	5,636
Contributed Services	80,300	81,800
Stock Compensation	600	600
Gain on Sale of Investments	-	(833)
Imputed Interest on Related Party Notes Payable	34,076	34,363
Changes in:
Accounts Receivable	60,682	(32,852)
Accounts Receivable - Related Party	(314,403)	(273,376)
Prepaid Expense	71	(46)
Note Receivable - Related Party	283,500	-
Accounts Payable	(24,147)	(10,558)
Accrued Expenses	41,158	(17,565)
Deferred Revenue	6,000	2,564
Net Cash From Operating Actvities	(35,390)	37,113

Cash Flows from Investing Activities:
Purchase of Equipment	(5,115)	-
Proceeds from Sale of Investments	-	19,123
Net Cash From Investing Activities	(5,115)	19,123

Cash Flows from Financing Activities:
Repayment of Lease Payable	(7,211)	(4,549)
Issuance of Notes Payable - Related Parties	-	30,000
Repayment of Notes Payable - Related Party	(4,400)	(18,600)
Net Cash From Financing Activities	(11,611)	6,851

Net Increase (Decrease) in Cash and Cash Equivalents	(52,116)	63,087

Cash and Cash Equivalents, Beginning of Period	110,938	47,851

Cash and Cash Equivalents, End of Period	$58,822	$110,938

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,373	$1,608
Income Taxes	$220	$284

Non-cash Investing and Financing activities:
Capital Contributions Made in Lieu of Payment for Services Rendered by Related Party	$31,800	$26,800
Capital Contributions Made in Lieu of Payment for Services Rendered by an Officer of the Company	$48,500	$55,000
Conversion of Related Party Receivable to Related Party Note Receivable	$-	$408,220
Acquired Equipment Through Lease Financing	$(7,000)	$(11,683)

See accompanying notes to the financial statements

CIMARRON SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 - The Company

The Company and Nature of Business
Cimarron Software, Inc., (the Company) was incorporated under the laws of the State of Utah on February 9, 1995, and is primarily a consultant, solution provider, developer and distributor of customized computer software for use in medical research.

Basis of Presentation
These financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Note 2 - Summary of Significant Accounting Policies

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

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consists primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses when necessary, which, when realized, have been within the range of management’s expectations. As of December 31, 2013, 100% of the accounts receivable balance resulted from two entities, one of which is a related party. As of December 31, 2012, 100% of the accounts receivable resulted from two entities, one of which is a related party. Historically, the Company has not experienced significant credit losses on such receivables. No bad debt was recorded in 2013 or 2012. During the year ended December 31, 2013, 93% of the revenues resulted from three entities, one of which is a related party. During the year ended December 31, 2012, 96% of the revenues resulted from two entities, one of which is a related party.

Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. As of December 31, 2013 and 2012, the Company’s cash balances were within the FDIC insurance coverage limits.

Research and Development
Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP.  All research and development costs have been expensed as incurred totaling $279,791 in fiscal 2013 and $0 in fiscal 2012. The company had no software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, in fiscal 2013 and 2012. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software markets in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product and services offerings.

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

Revenues for contracts with multiple elements are allocated based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Fair value is determined based on the prices charged when each element is sold separately. Elements qualify for separation when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as the Company also sells those elements unaccompanied by other elements. There were no contracts in progress as of December 31, 2013 and 2012.

Revenue related to product maintenance contracts is recognized on a straight-line basis over the delivery period. The maintenance contracts are generally one year in length. Maintenance fee revenue has been calculated for any portion allocable to the current year with the balance remaining as deferred revenue. The net unamortized deferred maintenance fees were $33,041 and $27,041 at the years ended December 31, 2013 and 2012, respectively.

Revenues include billings for travel and other out-of-pocket expenses prior to reimbursements to the employee by the Company.

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Accounts Receivable/Allowance for Doubtful Accounts
The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of December 31, 2013 and 2012, management determined there was no need to establish an allowance for doubtful accounts because there had been little history of nonpayment or indicators of credit risk, such as bankruptcy.

Fair Values of Financial Instruments
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payables approximate the carrying amount due to the short duration of these accounts.

Short Term Investments
The Company classifies its short term investments as available-for-sale and reports them at fair value, with unrealized gains and losses. The Company realized net short-term capital gains of $0 and $833 during 2013 and 2012, respectively, and reported them under other gain on the Statement of Operations.

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

Stock-based Compensation
The Company follows ASC 718, which requires the Company to measure compensation expense for the issuance of share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model. The Company uses historical data of peer companies with observable inputs with a similar size and in a similar industry. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results could differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

Net Income (Loss) per Common Share
Basic income or loss per common share is based on the net income or loss divided by weighted average number of common shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As of December 31, 2013 and 2012, the Company had 466,766 common stock equivalents outstanding consisting of preferred stock and stock options. These shares were excluded from the computation of diluted earnings per share as of December 31, 2012 as the conversion price for preferred stock and exercise price for stock options are greater than or equal to the fair value of the common stock as of December 31, 2012. These shares were also excluded from the computation of diluted earnings per share as of December 31, 2013, for which the Company has recorded a loss, as they are anti-dilutive.

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

ASC 740 clarifies the accounting and disclosure for uncertainty in tax positions, as defined.. The Company is subject to the provisions of ASC 740 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2013 and December 31, 2012, the Company had an accumulated deficit of $13,881,992 and $13,669,971, respectively. These conditions, in addition to negative working capital and operating losses in current and prior years, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 - Related Party Transactions

Notes Payable – Related Party consists of balances due to original founders David Fuhrman and Robert Sargent, for additional services performed on behalf of the Company. As of December 31, 2013 and December 31, 2012, the Company has related party notes totaling $567,472 and $571,872, respectively. In January 2012, the Company entered into a note payable with a related party in the amount of $10,000. In May 2012, the Company entered into two notes with related parties in the amounts of $11,000 and $9,000. The Company paid $18,600 toward these two notes in July 2012, leaving $1,400 outstanding on the David Fuhrman note as of December 31, 2012. The remaining $1,400 outstanding on the David Fuhrman note was paid in full in February 2013. In 2012 the Company also entered into two notes with related parites in the amount of $12,000 and $3,000. The Company paid $3,000 toward these two notes in June 2013, leaving $12,000 outstanding on the notes as of December 31, 2013.

Interest expenses on the related party notes payable accrues at a rate of six percent per annum and was $34,076 for the year ended December 31, 2013 and $34,363 for the year ended December 31, 2012. The interest on the related party notes was recorded as an increase to equity, since the interest amounts are not expected to be paid out, but are being contributed to the Company by primary shareholders.

Balance December 31, 2011	$560,472
Add: 2012 Accrual	30,000
Less: 2012 Payments	(18,600)

Balance December 31, 2012	$571,872
Add: 2013 Accrual	-
Less: 2013 Payments	(4,400)

Balance December 31, 2013	$567,472

A customer of the Company, Data in Motion LLC, is also a related party. This entity is majority owned by the majority shareholder and Chairman of the Company and a relative of the Chairman, though no financial support is provided by the Company to this entity. The Company recorded revenues from this related party of $673,900 (approximately 69% of total revenue) for the year ending December 31, 2013, and $558,423 (approximately 45% of total revenue) for the year ending December 31, 2012. In addition, the Company had related party accounts receivable for consulting services provided to this entity amounting to $314,403 and $0 as of December 31, 2013 and December 31, 2012, respectively.

The Company also has a related party note receivable for consulting services provided to this entity valued at $124,720 and $408,220 as of December 31, 2013 and 2012, respectively. This note bears interest at 6% per annum.   The term of note shall be six years with a maturity date of January 1, 2019.  The Company recorded $18,411 and $0 of interest income related to this note for years ending December 31, 2013 and 2012, respectively.

In 2010 the Company entered into an agreement with an entity which is owned by a relative of the president of the Company to provide financial management consulting services. The agreement states that for each hour of services billed to the Company, the associated fee shall be contributed to the Company. For the years ended December 31, 2013 and 2012, the Company recognized contributions of $31,800 and $26,800, respectively, which were recorded as contributed services and recorded to paid in capital. Additionally, the Company recognized services contributed by the president of the Company in the amount of $48,500 and $55,000 for a total of $80,300 and $81,800 of contributed services for the years ended December 31, 2013 and 2012, respectively.

Note 4 - Deferred Revenue

The Company charges a maintenance and support fee for the license and software. The maintenance agreement is paid in advance for 12 months of maintenance and support, which is recorded as deferred revenue and recognized as revenue straight-line over the service period. As of December 31, 2013 and 2012, the Company had $33,041 and $27,041 of deferred revenues.

Note 5 - Leases

The Company entered into a sub-lease agreement with a related party in November, 2010 for commercial office space. The terms of the verbal agreement are month to month. The Company paid sub-lease or rent payments in the amount of $15,031 and $14,993 during the year ended December 31, 2013 and 2012, respectively.

The Company leased certain machinery and equipment in 2013 and 2012 under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included in the balance sheets as property and equipment and was $32,396 and $25,396 at December 31, 2013 and 2012, respectively. Accumulated depreciation of the leased equipment at December 31, 2013 and 2012 was $18,319 and $9,708, respectively.

The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2013 are as follows:

	Year Ending December 31,	Amount

	2014	$7,767
	2015	5,917
	2016	541

Total Minimum Lease Payments		14,225
Less: Amount Representing Interest		(1,416)
Present Value of Minimum Lease Payments		12,809
Less: Current Maturities of Capital Lease Obligations		(6,351)
Long-Term Capital Lease Obligations		$6,458

Note 6 - Property and Equipment

Property and equipment consist of the following:

	December 31, 2013	December 31, 2012

Computer Equipment	$77,162	$65,047
Office Equipment	37,762	37,762
Less: Accumulated Depreciation	(95,726)	(86,932)
Net Property and Equipment	$19,198	$15,877

Depreciation expense of $8,794 and $5,636 was recorded for the years ended December 31, 2013 and 2012, respectively.

Note 7 - Income Taxes

The Company’s provision for income taxes was $220 and $284 for the years ended December 31, 2013 and 2012, respectively.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a federal and state blended rate of 37.03% by the cumulative Net Operating Loss (“NOL”) of $11,694,121. The total valuation allowance is equal to the total deferred tax asset.

The provision for income taxes consists of the following:

	2013	2012

Current Taxes	$220	$147,097
Deferred Tax Benefit	50,244	-
Benefits of Operating Loss
Carryforwards	(50,244)	(146,813)
Income Tax Provision	$220	$284

For the years ended December 31, 2013 and 2012, the Company had taxable loss of $133,998 and taxable gain of $393,439, respectively.

As of December 31, 2013, the Company’s available unused net operating loss carryforwards that may be applied against future taxable income expire as follows:

Year of Expiration	Net Operating Loss Carryforwards

2022	$3,195,068
2023	6,511,107
2024	1,252,369
Thereafter up to 2033	735,577
Total	$11,694,121

The Company has filed income tax returns in the US. The years ended December 31, 2010, through 2013 are open for examination.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2013 and 2012 are summarized below.

	2013	2012

Noncurrent Deferred Tax Assets	$-	$-
Net Operating Losses	4,361,907	4,311,663
Total Deferred Tax Assets	4,361,907	4,311,663

Less: Valuation Allowance	(4,361,907)	(4,311,663)
Net Deferred Tax Assets	-	-
Net Deferred Taxes	$-	$-

The valuation allowance increased by $50,244 in the current year from $4,311,663 for the year ended December 31, 2012.

The income tax provision differs from the amount of income tax determined by applying the blended U.S. federal income tax and Utah state tax rate of 37.03% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Expected US Income Tax
(Benefit)	$(79,003)	$92,378
Effects of:
State Taxes Deduction	-	-
Nondeductible Expenses	29,103	54,719
Change in Valuation Allowance	50,244	(144,695)
Other, net	(124)	(2,118)
	$220	$284

The Company has evaluated for uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheets, statements of operations, or cash flows.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For all prior tax years, the Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of December 31, 2013 or 2012 related to unrecognized benefits.

Note 8 - Stock-based Compensation

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

Stock based compensation expense related to stock options was $600 for the year ended December 31, 2013 and 2012, respectively. The total unrecognized compensation cost related to stock options expected to vest was $1,200 as of December 31, 2013, which is expected to be recognized over a weighted average period of 2 years.

A summary of the status of the Company’s stock option plans as of December 31, 2013 and 2012 and the changes during the period are presented below:

	2013	2012

Unexercised options, beginning of year	300,000	300,000
Stock options issued during the year	-	-
Stock Options expired	-	-
Stock Options exercised	-	-
Unexercised options, end of year	300,000	300,000
Vested options, end of year	300,000	300,000

The following table summarizes information about the stock options as of December 31, 2013:

Outsanding Options

Wtd. Avg.
Range of		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Prices	Value

$0.01	300,000	7.0	$0.01	$-

Aggregate intrinsic value represents the fair market value of the Company’s common stock price at December 31, 2013 in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

Note 9 - Fair Value of Financial Instruments

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

The Company had no assets or liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2013.

Note 10 - Preferred Stock

The Company is authorized to issue 500,000 shares of Series A preferred stock with no par value and 200,000 shares of Series B preferred stock with no par value. As of December 31, 2013 and December 31, 2012 there were 200,119 shares of Series A preferred stock issued and outstanding and no shares of Series B preferred stock issued or outstanding.

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

The Company has neither declared nor paid dividends during the periods ended December 31, 2013 and 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2013, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based upon the 2013 framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2013, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2013:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

●	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position

David Fuhrman	52	CEO, CFO, President, and Chairman of the Board of Directors

Rob Sargent	55	Director

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

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. Our board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

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

Audit Committee
We do not have an audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d) of Regulation S-K is beyond our limited financial resources at this stage of our development.

Certain Legal Proceedings
No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(A) Of the Exchange Act.
During fiscal 2014, we intend to file a Form 8-A registration statement under Section 12 of the Securities Exchange Act of 1934, as amended. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Code of Ethics
The Board of Directors has established a written code of ethics that applies to the Company’s officers. A copy of the Code of Ethics has previously been filed and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company for the years ended December 31, 2013, 2012, and 2011:

Summary Compensation Table
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	All Other Compen- sation ($)		Total ($)

David Fuhrman	2013	40,000	48,500	-	-	-	19,210	(1)	107,710
CEO	2012	23,340	55,000	-	-	-	19,258	(2)	97,599
	2011	26,000	52,000	-	-	-	18,861	(3)	96,861

(1) In 2013, the Company paid Mr. Fuhrman’s health insurance in the amount of $14,798, dental insurance in the amount $1,412, and contributed $3,000 to a health savings account for his benefit.
(2) In 2012, the Company paid Mr. Fuhrman’s health insurance in the amount of $14,867, dental insurance in the amount $1,391, and contributed $3,000 to a health savings account for his benefit.
(3) In 2011, the Company paid Mr. Fuhrman’s health insurance in the amount of $13,953, dental insurance in the amount $1,908, and contributed $3,000 to a health savings account for his benefit.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2013, for:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2013 and 2012, the Company has related party notes totaling $567,472 and $571,872, respectively, due to original founders David Fuhrman and Robert Sargent for additional services performed on behalf of the Company. In January 2012, the Company entered into a note payable with a related party, Greener Pastures LLC, owned by David Fuhrman and Robert Sargent, in the amount of $10,000, respectively. In May of 2012, the Company entered into two notes with related parties David Fuhrman and Steven Fuhrman in the amounts of $11,000 and $9,000, respectively, $18,600 of which was repaid in July of 2012, leaving $1,400 outstanding on the David Fuhrman note as of December 31, 2012. The remaining $1,400 outstanding on the David Fuhrman note was paid in full in February of 2013. Interest expenses on the related party notes payable accrues at a rate of six percent per annum and was $34,076 and $34,363 for the years ended December 31, 2013 and 2012, respectively. The interest on the related party notes was recorded as an increase to equity, since the interest amounts are not expected to be paid out, but are being contributed to the Company by primary shareholders.

Balance December 31, 2011	$560,472
Add: 2012 Accrual	30,000
Less: 2012 Payments	(18,600)

Balance December 31, 2012	$571,872
Add: 2013 Accrual	-
Less: 2013 Payments	(4,400)

Balance December 31, 2013	$567,472

A customer of the Company, Data in Motion LLC, is also a related party as our president, David Fuhrman, has a 33% ownership stake in it. The Company recorded revenues from this related party of $673,900 (approximately 69% of total revenue) and $558,423 (approximately 45% of total revenue) for the years ended December 31, 2013 and 2012, respectively. In addition, the Company had related party accounts receivable for consulting services provided to this entity valued at $314,403 and $0 as of December 31, 2013 and December 31, 2012, respectively. The Company also has a related party note receivable for consulting services provided to this entity valued at $124,720 and $408,220 as of December 31, 2013 and 2012, respectively. This note bears interest at 6% per annum. The Company recorded $18,411 and $0 of interest income related to this note for years ending December 31, 2013 and 2012, respectively.

In 2010, the Company entered into an agreement with an entity which is owned by a relative of the president of the Company to provide financial management consulting services. That entity is Haxton Management, LLC, and it is owned by Steven Fuhrman, the brother of our president. The agreement states that for each hour of services billed to the Company, the associated fee shall be contributed to the Company. For the years ended December 31, 2013 and 2012, the Company recognized contributions of $31,800 and $26,800, respectively, which were recorded as contributed services and recorded to paid in capital. Additionally, the Company recognized services contributed by the president of the Company in the amounts of $48,500 and $55,000 for a total of $80,300 and $81,800 of contributed services for the years ended December 31, 2013 and 2012, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants, Mantyla McReynolds LLC, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2013	2012

Audit Fees	$33,262	$33,704
Audit Related Fees	-	-
Tax Fees	500	500
All Other Fees	83	252
Total	$33,845	$34,456

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

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.3	Articles of Restatement (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.4	Articles of Amendment (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

5.1	Opinion of Vincent & Rees, L.C. (incorporated by reference to our Form S-1/A Registration Statement filed August 10, 2012)

14.1	Code of Ethics (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1	Non-Negotiable Promissory Note (incorporated by reference to our Form S-1/A Registration Statement filed on September 13, 2012)

99.1	Services Agreement (incorporated by reference to our Form S-1/A Registration Statement filed on October 9, 2012)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Cimarron Software, Inc.

Date: March 28, 2014	By:	/s/ David Fuhrman
David Fuhrman
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2014	By:	/s/ David Fuhrman
David Fuhrman Chief Executive Officer, Chief Financial Officer and Director

Date: March 28, 2014	By:	/s/ Rob Sargent
Rob Sargent
Director