Form 10-Q
period 2014-03-31
CIMARRON SOFTWARE INC
filed 2014-05-15
CIK 1029125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, the issuer had 1,450,322 outstanding shares of common stock, no par value.

CIMARRON SOFTWARE INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIMARRON SOFTWARE, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013
(UNAUDITED)

	3/31/2014	12/31/2013
ASSETS
Current Assets
Cash and Cash Equivalents	$71,126	$58,822
Accounts Receivable	21,320	14,800
Accounts Receivable- Related Party	202,411	314,403
Note Receivable - Related Party Short Term	90,845	44,500
Prepaid Expenses	3,005	318
Total Current Assets	388,707	432,843

Note Receivable - Related Party Long Term	35,720	80,220
Property and Equipment, Net	16,534	19,198
Total Assets	$440,961	$532,261

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$12,713	$3,995
Accrued Expenses	65,864	51,420
Notes Payable - Related Party	567,472	567,472
Deferred Revenue	22,860	33,041
Lease Payable-Short Term	7,192	7,767
Total Current Liabilities	676,101	663,695

Non Current Liabilities
Lease Payable-Long Term	4,815	6,458

Total Liabilities	680,916	670,153

Stockholders' Deficit
Preferred Stock, no par value,
500,000 shares Series A and 200,000 shares Series B authorized.
200,119 shares Series A issued and outstanding
as of March 31, 2014 and and December 31, 2013, respectively	200,119	200,119
Common Stock, no par value,
10,000,000 shares authorized.
1,450,322 shares issued and outstanding as of
March 31, 2014 and and December 31, 2013, respectively	86,033	86,033
Paid in Capital	13,466,440	13,457,948
Accumulated Deficit	(13,992,547)	(13,881,992)
Total Stockholders' Deficit	(239,955)	(137,892)
Total Liabilities and Stockholders' Deficit	$440,961	$532,261

See accompanying notes to condensed financial statements

CIMARRON SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013

Service Revenue	$40,221	$158,059
Service Revenue - Related Party	202,611	46,166
Total Service Revenue	242,832	204,225

Cost of Services	161,520	185,453
Cost of Services - Related Party	79,844	18,846
Total Cost of Services	241,364	204,299

Gross Profit (Loss)	1,468	(74)

General and Administrative Costs	48,633	30,086
Professional Fees-Related Party	30,317	15,886
Professional Fees	26,012	29,797

Loss from Operations	(103,494)	(75,843)

Interest Expense	(8,906)	(9,082)
Interest Income	1,845	5,849
Loss from Continuing Operations
Before Income Taxes	(110,555)	(79,076)

Income Tax	-	-
Net Loss	$(110,555)	$(79,076)

Net Loss per Common Share - Basic and Diluted	$(0.08)	$(0.05)

Weighted Average Shares Outstanding - Basic and Diluted	1,450,322	1,450,322

See accompanying notes to condensed financial statements

CIMARRON SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(110,555)	$(79,076)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activites:
Depreciation Expense	2,664	2,116
Contributed Services	-	25,100
Stock Compensation	-	150
Imputed Interest on Related Party Notes Payable	8,491	8,561
Changes in:
Accounts Receivable	(6,520)	(6,675)
Accounts Receivable - Related Party	111,992	(46,166)
Prepaid Expense	(2,687)	(1,836)
Accounts Payable	8,719	12,660
Accrued Expenses	14,444	6,232
Deferred Revenue	(10,181)	(8,609)
Net Cash From Operating Actvities	16,367	(87,543)

Cash Flows from Investing Activities:
Note Receivable - Related Party	(1,845)	34,151
Net Cash From Investing Activities	(1,845)	34,151

Cash Flows from Financing Activities:
Repayment of Lease Payable	(2,218)	(1,772)
Repayment of Notes Payable - Related Party	-	(1,400)
Net Cash From Financing Activities	(2,218)	(3,172)

Net Increase (Decrease) in Cash and Cash Equivalents	12,304	(56,564)

Cash and Cash Equivalents, Beginning of Period	58,822	110,938

Cash and Cash Equivalents, End of Period	$71,126	$54,374

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$414	$449
Income Taxes	$-	$-

Non-cash Investing and Financing activities:
Capital Contributions Made in Lieu of Payment for Services Rendered by Related Party	$-	$10,600
Capital Contributions Made in Lieu of Payment for Services Rendered by an Officer of the Company	$-	$14,500

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

Basis of Presentation
The condensed interim financial information of the Company as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 is unaudited, and the balance sheet as of December 31, 2013 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.

Note 2 – Related Party Transactions

Notes Payable – Related Party consists of balances due to original founders David Fuhrman and Robert Sargent, for additional services performed on behalf of the Company. As of March 31, 2014 and December 31, 2013, the Company has related party notes payable totaling $567,472 and $567,472, respectively. In January 2012, the Company entered into a note payable with a related party in the amount of $10,000.

Interest expenses on the related party notes payable accrues at a rate of six percent per annum and was $8,491 for the three month period ended March 31, 2014 and $8,561 for the three month period ended March 31, 2013. The interest on the related party notes was recorded as an increase to equity, since the interest amounts are not expected to be paid out, but are being contributed to the Company by primary shareholders.

A customer of the Company, Data in Motion LLC, is also a related party. This entity is majority owned by the majority shareholder and Chairman of the Company and a relative of the Chairman, though no financial support is provided by the Company to this entity. The Company recorded revenues from this related party of $202,611 (approximately 83% of total revenue) for the three months ended March 31, 2014, and $46,166 (approximately 23% of total revenue) for the three months ended March 31, 2013. In addition, the Company had related party accounts receivable for consulting services provided to this entity amounting to $202,411 and $314,403 as of March 31, 2014 and December 31, 2013, respectively.

The Company also has a related party note receivable for consulting services provided to this entity valued at $126,565 and $124,720 as of March 31, 2014 and December 31, 2013, respectively. This note bears interest at 6% per annum. The term of note shall be six years with a maturity date of January 1, 2019. The Company recorded $1,845 and $5,849 of interest income related to this note for the three months ending March 31, 2014 and 2013, respectively.

In 2010 the Company entered into an agreement with an entity which is owned by a relative of the president of the Company to provide financial management consulting services. The agreement states that for each hour of services billed to the Company, the associated fee shall be contributed to the Company. For the three months ending March 31, 2014 and 2013, the Company recognized contributions of $0 and $10,600, respectively, which were recorded as contributed services and recorded to paid in capital. Additionally, the Company recognized services contributed by the president of the Company in the amount of $0 and $14,500 for a total of $0 and $25,100 of contributed services for the three months ending March 31, 2014 and 2013, respectively.

Note 3 – Capital Stock

The Company is authorized to issue 500,000 shares of Series A preferred stock with no par value and 200,000 shares of Series B preferred stock with no par value. As of March 31, 2014 and December 31, 2013 there were 200,119 shares of Series A preferred stock issued and outstanding and no shares of Series B preferred stock issued or outstanding.

The Company has neither declared nor paid dividends during the periods ended March 31, 2014 and December 31, 2013.

Note 4 – Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payables approximate the carrying amount due to the short duration of these accounts.

Note 5 – Loss per Share

Basic loss per common share is based on the net loss divided by weighted average number of common shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As the Company has a net loss for the periods ended March 31, 2014 and 2013, any potentially dilutive shares are anti-dilutive and are thus not included into the earnings per share calculation. The Company had 466,766 common stock equivalents outstanding as of March 31, 2014 and 2013. These shares were excluded from the computation of diluted earnings per share as they are anti-dilutive.

Note 6 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2014 and December 31, 2013, the Company had an accumulated deficit of $13,992,547 and $13,881,992, respectively. In addition, the Company had a net loss for the three months ended March 31, 2014 of $110,555. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

For the Three-month Periods Ended March 31, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue for the periods indicated in dollars.

	2014	%	2013	%
Revenue	242,832	100	204,225	100
Cost of Services	241,364	99	204,299	100
Gross Profit (Loss)	1,468	1	(74)	-
Operating Expenses	104,962	43.2	75,769	37.1
Loss From Continuing Operations	(110,555)	(45.5)	(79,076)	(38.7)
Net Income/(Loss)	(110,555)	(45.5)	(79,076)	(38.7)

Revenues consist of non-technology integration consulting services, technology integration consulting services, product maintenance, and travel and expenses billed to the customer. Revenues decreased for the three months ended March 31, 2014 compared to the same period in the prior year due to the Company losing a customer in early 2013. Cost of Services increased and gross profit decreased as a result of increased payroll costs.

The following tables set forth key components of our balance sheets as of March 31, 2014 and December 31, 2013, both in dollars.

	2014	2013
Current Assets	$388,707	$432,843
Note Receivable-Related Party Long-Term	35,720	80,220
Property and Equipment	16,534	19,198
Total Assets	440,961	532,261
Current Liabilities	676,101	663,695
Non-Current Liabilities	4,815	6,458
Total Liabilities	680,916	670,153
Stockholders’ Deficit	(239,955)	(137,892)
Total Liabilities and Stockholders’ Deficit	$440,961	$532,261

As of March 31, 2014, current assets decreased $44,136 from December 31, 2013, due to decreases in accounts receivable from a related party of $111,992, which was partially offset by an increase in non-related party accounts receivable of $6,520, an increase in cash of $12,304, an increase in a short-term notes receivable from related parties of $46,345, and an increase in prepaid expenses of $2,687. Non-current assets decreased due to a decrease in the long-term portion of notes receivable from related parties by $44,500, as well as depreciation expense recorded for the three months ended March 31, 2014. As of March 31, 2014, current liabilities increased by $12,406 from December 31, 2013, due to an increase in accounts payable and accrued expenses partially offset by a decrease in and deferred revenue and lease payable.

At March 31, 2014, the Company had cash funds of $71,126.

The Company’s practice has been to record Haxton Management, LLC consulting fees as well as some payroll expense for the Company’s president as contributed services. For the three months ended March 31, 2014 and 2013, the Company recognized $0 and $10,600 in capital contributions made in lieu of payment for services, respectively. The Company paid for these services for the three months ended March 31, 2014.

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

The Company anticipates that its cash needs for the next twelve months for working capital and capital expenditures will be approximately $120,000. As of March 31, 2014, the Company has $71,126 in cash and believes its current cash, receivables, and cash flow from operations will only be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures. The Company’s president and a related party are currently contributing services to the Company, and if the Company were required to pay cash for those services, its cash and cash flow from operations would not be sufficient to meet anticipated cash needs for the next twelve months. The Company will require additional cash resources due to possible changed business conditions or other future developments. The Company may seek to sell additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

The Company’s ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including: investors’ perception of, and demand for, securities of web hosting and related service companies; conditions of the U.S. and other capital markets in which we may seek to raise funds; future results of operations, financial condition and cash flow. Therefore, the Company’s management cannot assure that financing will be available in amounts or on terms acceptable to the Company, or at all. Any failure by the Company’s management to raise additional funds on terms favorable to the Company could have a material adverse effect on the Company’s liquidity and financial condition.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in The Company’s Annual Report on Form 10-K for the year ended December 31, 2013. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of services and classified in accrued expenses. There were no contracts in which a loss is probable or reasonably estimable at March 31, 2014 and December 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarter ended March 31, 2014 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2014, there were no pending or threatened lawsuits.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.3	Articles of Restatement (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.4	Articles of Amendment (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1	Non-Negotiable Promissory Note (incorporated by reference to our Form S-1/A Registration Statement filed on September 13, 2012)

99.1	Services Agreement (incorporated by reference to our Form S-1/A Registration Statement filed on October 9, 2012)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cimarron Software, Inc.

Date: May 15, 2014	By:	/s/ David Fuhrman
David Fuhrman
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2014	By:	/s/ David Fuhrman
David Fuhrman Chief Executive Officer, Chief Financial Officer, and Director

Date: May 15, 2014	By:	/s/ Rob Sargent
Rob Sargent Director