Form 10-Q
period 2014-06-30
CIMARRON SOFTWARE INC
filed 2014-08-14
CIK 1029125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-55242

Cimarron Software, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0543922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 W. Broadway, Ste. 700 Salt Lake City, UT 84101
(Address of principal executive offices, including zip code)

(801) 532-3080
(Registrant’s telephone number, including area code)

30 E. Broadway, Ste. 204 Salt Lake City, UT 84111
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

As of August 13, 2014, the issuer had 1,450,322 outstanding shares of common stock, no par value.

CIMARRON SOFTWARE INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIMARRON SOFTWARE, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013
(UNAUDITED)

	6/30/2014	12/31/2013
ASSETS
Current Assets
Cash and Cash Equivalents	$122,897	$58,822
Accounts Receivable	15,680	14,800
Accounts Receivable- Related Party	137,165	314,403
Note Receivable - Related Party Short Term	89,155	44,500
Prepaid Expenses	2,131	318
Total Current Assets	367,028	432,843

Note Receivable - Related Party Long Term	-	80,220
Property and Equipment, Net	14,203	19,198
Total Assets	$381,231	$532,261

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$12,634	$3,995
Accrued Expenses	67,925	51,420
Notes Payable - Related Party	567,472	567,472
Deferred Revenue	11,886	33,041
Lease Payable-Short Term	6,908	7,767
Total Current Liabilities	666,825	663,695

Non Current Liabilities
Lease Payable-Long Term	3,188	6,458

Total Liabilities	670,013	670,153

Stockholders' Deficit
Preferred Stock, no par value,
500,000 shares Series A and 200,000 shares Series B authorized.
200,119 shares Series A issued and outstanding
as of June 30, 2014 and
and December 31, 2013, respectively	200,119	200,119
Common Stock, no par value,
10,000,000 shares authorized.
1,450,322 shares issued and outstanding as of
June 30, 2014 and
and December 31, 2013, respectively	86,033	86,033
Paid in Capital	13,474,934	13,457,948
Accumulated Deficit	(14,049,868)	(13,881,992)
Total Stockholders' Deficit	(288,782)	(137,892)
Total Liabilities and Stockholders' Deficit	$381,231	$532,261

See accompanying notes to condensed financial statements

CIMARRON SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Service Revenue	$36,174	$62,976	$76,395	$221,035
Service Revenue - Related Party	273,467	155,835	476,078	202,001
Total Service Revenue	309,641	218,811	552,473	423,036

Cost of Services	24,044	153,153	185,564	338,606
Cost of Services - Related Party	130,311	69,171	210,155	88,017
Total Cost of Services	154,355	222,324	395,719	426,623

Gross Profit (Loss)	155,286	(3,513)	156,754	(3,587)

General and Administrative Costs	163,669	21,171	212,302	51,257
Professional Fees-Related Party	30,210	15,753	60,527	31,639
Professional Fees	11,344	3,031	37,356	32,828

Loss from Operations	(49,937)	(43,468)	(153,431)	(119,311)

Interest Expense	(8,853)	(8,962)	(17,759)	(18,044)
Interest Income	1,590	3,827	3,435	9,676
Other Income	-	-	-	-
Loss from Continuing Operations
Before Income Taxes	(57,200)	(48,603)	(167,755)	(127,679)

Income Tax	121	200	121	200

Net Loss	$(57,321)	$(48,803)	$(167,876)	$(127,879)

Net Loss per Common Share - Basic and Diluted	$(0.04)	$(0.03)	$(0.12)	$(0.09)

Weighted Average Shares Outstanding - Basic and Diluted	1,450,322	1,450,322	1,450,322	1,450,322

See accompanying notes to condensed financial statements

CIMARRON SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNDAUDITED)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(167,876)	$(127,879)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activites:
Depreciation Expense	4,996	4,087
Contributed Services	-	60,200
Stock Compensation	-	150
Imputed Interest on Related Party Notes Payable	16,985	17,088
Changes in:
Accounts Receivable	(880)	(94,130)
Accounts Receivable - Related Party	177,238	-
Prepaid Expense	(1,813)	(1,200)
Accounts Payable	8,639	(13,362)
Accrued Expenses	16,505	11,961
Deferred Revenue	(21,155)	8,217
Net Cash From Operating Actvities	32,639	(134,868)

Cash Flows from Investing Activities:
Purchase of Equipment	-	(3,500)
Note Receivable - Related Party	35,565	80,324
Net Cash From Investing Activities	35,565	76,824

Cash Flows from Financing Activities:
Repayment of Lease Payable	(4,129)	(3,385)
Issuance of Notes Payable - Related Parties	-	3,500
Repayment of Notes Payable - Related Party	-	(4,400)
Net Cash From Financing Activities	(4,129)	(4,285)

Net Increase (Decrease) in Cash and Cash Equivalents	64,075	(62,329)

Cash and Cash Equivalents, Beginning of Period	58,822	110,938

Cash and Cash Equivalents, End of Period	$122,897	$48,609

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$414	$957
Income Taxes	$-	$-

Non-cash Investing and Financing activities:
Capital Contributions Made in Lieu of Payment for Services Rendered by Related Party	$-	$26,200
Capital Contributions Made in Lieu of Payment for Services Rendered by an Officer of the Company	$-	$34,000

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

Basis of Presentation

The condensed interim financial information of the Company as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and 2013 is unaudited, and the balance sheet as of December 31, 2013 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.

Note 2 – Related Party Transactions

Notes Payable – Related Party consists of balances due to original founders David Fuhrman and Robert Sargent, for additional services performed on behalf of the Company. As of June 30, 2014 and December 31, 2013, the Company has related party notes payable totaling $567,472 and $567,472, respectively. In January 2012, the Company entered into a note payable with a related party in the amount of $10,000.

Interest expenses on the related party notes payable accrues at a rate of six percent per annum and was $17,759 for the six month period ended June 30, 2014 and $18,044 for the six month period ended June 30, 2013. The interest on the related party notes was recorded as an increase to equity, since the interest amounts are not expected to be paid out, but are being contributed to the Company by primary shareholders.

A customer of the Company, Data in Motion LLC, is also a related party. This entity is majority owned by the majority shareholder and Chairman of the Company and a relative of the Chairman, though no financial support is provided by the Company to this entity. The Company recorded revenues from this related party of $476,078 (approximately 86% of total revenue) for the six months ended June 30, 2014, and $202,001 (approximately 48% of total revenue) for the six months ended June 30, 2013. In addition, the Company had related party accounts receivable for consulting services provided to this entity amounting to $137,165 and $314,403 as of June 30, 2014 and December 31, 2013, respectively.

The Company also has a related party note receivable for consulting services provided to this entity valued at $89,155 and $124,720 as of June 30, 2014 and December 31, 2013, respectively. This note bears interest at 6% per annum. The term of note shall be six years with a maturity date of January 1, 2019. The Company recorded $3,435 and $9,676 of interest income related to this note for the six months ending June 30, 2014 and 2013, respectively.

In 2010 the Company entered into an agreement with an entity which is owned by a relative of the president of the Company to provide financial management consulting services. The agreement states that for each hour of services billed to the Company, the associated fee shall be contributed to the Company. For the six months ending June 30, 2014 and 2013, the Company recognized contributions of $0 and $26,200, respectively, which were recorded as contributed services and recorded to paid in capital. Additionally, the Company recognized services contributed by the president of the Company in the amount of $0 and $34,000 for a total of $0 and $60,200 of contributed services for the three and six months ending June 30, 2014 and 2013, respectively.

Note 3 – Capital Stock

The Company is authorized to issue 500,000 shares of Series A preferred stock with no par value and 200,000 shares of Series B preferred stock with no par value. As of June 30, 2014 and December 31, 2013 there were 200,119 shares of Series A preferred stock issued and outstanding and no shares of Series B preferred stock issued or outstanding.

The Company has neither declared nor paid dividends during the periods ended June 30, 2014 and December 31, 2013.

Note 4 – Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payables approximate the carrying amount due to the short duration of these accounts.

Note 5 – Loss per Share

Basic loss per common share is based on the net loss divided by weighted average number of common shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As the Company has a net loss for the period ended June 30, 2014, any potentially dilutive shares are anti-dilutive and are thus not included into the earnings per share calculation. The Company had 466,766 common stock equivalents outstanding as of June 30, 2014 and 2013. These shares were excluded from the computation of diluted earnings per share as they are anti-dilutive.

Note 6 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2014 and December 31, 2013, the Company had an accumulated deficit of $14,049,868 and $13,881,992, respectively. In addition, the Company had a net loss for the six months ended June 30, 2014 of $167,876. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

For the Three and Six-month Periods Ended June 30, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue for the periods indicated in dollars.

	Three Months				Six Months
	2014	%	2013	%	2014	%	2013	%
Revenue	$309,641	100	$218,811	100	$552,473	100	$423,036	100
Cost of Services	154,355	50	222,324	102	395,719	72	426,623	101
Gross Profit (Loss)	155,286	50	(3,513)	(2)	156,754	28	(3,587)	(0.8)
Operating Expenses	205,223	66.3	39,955	18.3	310,185	56.1	115,724	27.4
Operating Loss	(49,937)	(16.1)	(43,468)	(19.9)	(153,431)	(27.8)	119,311	(28.2)
Net Loss	$(57,321)	(18.5)	$(48,803)	(22.3)	$(167,876)	(30.4)	$(127,879)	(30.2)

Revenues consist of non-technology integration consulting services, technology integration consulting services, product maintenance, and travel and expenses billed to the customer. Revenues increased for the three and six months ended June 30, 2014, compared to the same period in the prior year due to the Company increasing its provision of services with its related party, Data in Motion LLC, and a decrease in non-related party revenue resulting from the Company losing a customer in early 2013. For the three and six months ended June 30, 2014, as compared to the same periods in 2013, Cost of Services decreased and gross profit increased as a result of a decrease in payroll costs attributable to sales, and Operating Expenses increased as a result of increasing payroll costs and general expenses due to the Company increasing its marketing efforts.

The following tables set forth key components of our balance sheets as of June 30, 2014 and December 31, 2013, both in dollars.

	2014	2013
Current Assets	$367,028	$432,843
Note Receivable-Related Party Long-Term	-	80,220
Property and Equipment	14,203	19,198
Total Assets	381,231	532,261
Current Liabilities	666,825	663,695
Non-Current Liabilities	3,188	6,458
Total Liabilities	670,013	670,153
Stockholder’s Deficit	(288,782)	(137,892)
Total Liabilities and Deficit	$381,231	$532,261

As of June 30, 2014, current assets decreased $65,815 from December 31, 2013, due to decreases in accounts receivable from the related party, Data in Motion LLC, of $177,238, which was partially offset by an increase in non-related party accounts receivable of $880, an increase in cash of $64,075, an increase in a short-term notes receivable from related parties of $44,655, and an increase in prepaid expenses of $1,813. Non-current assets decreased due to a decrease in the long-term portion of notes receivable from related parties by $80,220, as well as depreciation expense recorded for the six months ended June 30, 2014. As of June 30, 2014, current liabilities increased by $3,130 from December 31, 2013, due to an increase in accounts payable and accrued expenses partially offset by a decrease in and deferred revenue and lease payable.

At June 30, 2014, the Company had cash funds of $122,897.

The Company’s practice has been to record Haxton Management, LLC consulting fees as well as some payroll expense for the Company’s president as contributed services. For the six months ended June 30, 2014 and 2013, the Company recognized $0 and $60,200 in capital contributions made in lieu of payment for services, respectively. If these services were paid in cash, rather than contributed, the Company’s cash needs would increase.

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

The Company anticipates that its cash needs for the next twelve months for working capital and capital expenditures will be approximately $120,000. As of June 30, 2014, the Company has $122,897 in cash and believes its current cash and cash flow from operations will only be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures. The Company will require additional cash resources due to possible changed business conditions or other future developments. The Company may seek to sell additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of services and classified as accrued expenses. There were no contracts in which a loss is probable or reasonably estimable at June 30, 2014 and December 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarter ended June 30, 2014 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2014, there were no pending or threatened lawsuits.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On June 23, 2014, we moved our headquarters from 30 E. Broadway, Ste. 204, Salt Lake City, Utah, 84111, to 10 W. Broadway, Ste. 700, Salt Lake City, Utah, 84101.

ITEM 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.3	Articles of Restatement (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.4	Articles of Amendment (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1	Non-Negotiable Promissory Note (incorporated by reference to our Form S-1/A Registration Statement filed on September 13, 2012)

99.1	Services Agreement (incorporated by reference to our Form S-1/A Registration Statement filed on October 9, 2012)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cimarron Software, Inc.

Date: August 14, 2014	By:	/s/ David Fuhrman
David Fuhrman
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2014	By:	/s/ David Fuhrman
David Fuhrman, Chief Executive Officer, Chief Financial Officer, and Director

Date: August 14, 2014	By:	/s/ Rob Sargent
Rob Sargent, Director