Form 10-Q
period 2014-09-30
CIMARRON SOFTWARE INC
filed 2014-11-14
CIK 1029125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014, the issuer had 1,450,322 outstanding shares of common stock, no par value.

CIMARRON SOFTWARE INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIMARRON SOFTWARE, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(UNAUDITED)

	9/30/2014	12/31/2013
ASSETS
Current Assets
Cash and Cash Equivalents	$131,611	$58,822
Accounts Receivable	17,360	14,800
Accounts Receivable- Related Party	129,002	314,403
Note Receivable - Related Party Short Term	-	44,500
Prepaid Expenses	1,256	318
Total Current Assets	279,229	432,843

Note Receivable - Related Party Long Term	-	80,220
Security Deposit	3,033	-
Property and Equipment, Net	15,248	19,198
Total Assets	$297,510	$532,261

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$3,365	$3,995
Accrued Expenses	62,829	51,420
Notes Payable - Related Party	567,472	567,472
Deferred Revenue	28,447	33,041
Lease Payable-Short Term	7,809	7,767
Total Current Liabilities	669,922	663,695

Non Current Liabilities
Lease Payable-Long Term	3,581	6,458

Total Liabilities	673,503	670,153

Stockholders' Deficit
Preferred Stock, no par value,
500,000 shares Series A and 200,000 shares Series B authorized.
200,119 shares Series A issued and outstanding
as of September 30, 2014 and
and December 31, 2013, respectively	200,119	200,119
Common Stock, no par value,
10,000,000 shares authorized.
1,450,322 shares issued and outstanding as of
September 30, 2014 and
and December 31, 2013, respectively	86,033	86,033
Paid in Capital	13,483,429	13,457,948
Accumulated Deficit	(14,145,574)	(13,881,992)
Total Stockholders' Deficit	(375,993)	(137,892)
Total Liabilities and Stockholders' Deficit	$297,510	$532,261

See accompanying notes to condensed financial statements

CIMARRON SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Service Revenue	$34,799	$42,549	$111,194	$263,584
Service Revenue - Related Party	256,579	203,491	732,657	405,492
Total Service Revenue	291,378	246,040	843,851	669,076

Cost of Services	16,686	157,511	202,250	496,117
Cost of Services - Related Party	124,821	72,647	334,976	160,664
Total Cost of Services	141,507	230,158	537,226	656,781

Gross Profit	149,871	15,882	306,625	12,295

General and Administrative Costs	197,838	39,207	410,140	96,464
Professional Fees-Related Party	30,000	15,868	90,527	47,507
Professional Fees	9,410	15,071	46,766	47,899

Loss from Operations	(87,377)	(54,264)	(240,808)	(179,575)

Interest Expense	(8,896)	(8,910)	(26,655)	(26,954)
Interest Income	567	5,179	4,002	14,855
Other Income	-	-	-	-
Loss from Continuing Operations
Before Income Taxes	(95,706)	(57,995)	(263,461)	(191,674)

Income Tax	-	220	121	220

Net Loss	$(95,706)	$(58,215)	$(263,582)	$(191,894)

Net Loss per Common Share - Basic and Diluted	$(0.07)	$(0.04)	$(0.18)	$(0.13)

Weighted Average Shares Outstanding - Basic and Diluted	1,450,322	1,450,322	1,450,322	1,450,322

See accompanying notes to condensed financial statements

CIMARRON SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNDAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(263,582)	$(191,894)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activites:
Depreciation Expense	7,336	6,130
Contributed Services	-	80,300
Stock Compensation	-	150
Imputed Interest on Related Party Notes Payable	25,481	25,581
Changes in:
Accounts Receivable	(2,560)	55,822
Accounts Receivable - Related Party	185,401	(127,624)
Prepaid Expense	(938)	(565)
Security Deposit	(3,033)	-
Accounts Payable	(629)	(14,191)
Accrued Expenses	11,409	8,837
Deferred Revenue	(4,594)	19,609
Net Cash From Operating Actvities	(45,709)	(137,845)

Cash Flows from Investing Activities:
Purchase of Equipment	(3,387)	(3,500)
Note Receivable - Related Party	124,720	140,146
Net Cash From Investing Activities	121,333	136,646

Cash Flows from Financing Activities:
Repayment of Lease Payable	(2,835)	(5,088)
Issuance of Notes Payable - Related Parties	-	3,500
Repayment of Notes Payable - Related Party	-	(4,400)
Net Cash From Financing Activities	(2,835)	(5,988)

Net Increase (Decrease) in Cash and Cash Equivalents	72,789	(7,187)

Cash and Cash Equivalents, Beginning of Period	58,822	110,938

Cash and Cash Equivalents, End of Period	$131,611	$103,751

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,175	$1,373
Income Taxes	$-	$-

Non-cash Investing and Financing activities:
Capital Contributions Made in Lieu of Payment for Services Rendered by Related Party	$-	$31,800
Capital Contributions Made in Lieu of Payment for Services Rendered by an Officer of the Company	$-	$48,500

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

Basis of Presentation

The condensed interim financial information of the Company as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and 2013 is unaudited, and the balance sheet as of December 31, 2013 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.

Recent Accounting Pronouncements

In September 2014, the FASB issued Accounting Standards Update (ASU) ASU 606 which superceded and relaced ASC 605-25, Revenue Recognition: Multiple-Element Arrangements, and most of ASC 985-605, Software: Revenue Recognition, which applies to all software and SaaS arrangements. Although public companies are required to apply the new guidance to all reporting periods beginning on or after December 15, 2016 (all other entities in the following year), the Company has not yet adopted the new standard.

Note 2 – Related Party Transactions

Notes Payable – Related Party consists of balances due to original founders David Fuhrman and Robert Sargent, for additional services performed on behalf of the Company. As of September 30, 2014 and December 31, 2013, the Company has related party notes payable totaling $567,472 and $567,472, respectively.

Interest expenses on the related party notes payable accrues at a rate of six percent per annum and was $26,655 for the nine month period ended September 30, 2014 and $26,954 for the nine month period ended September 30, 2013. The interest on the related party notes was recorded as an increase to equity, since the interest amounts are not expected to be paid out, but are being contributed to the Company by primary shareholders.

A customer of the Company, Data in Motion LLC, is also a related party. This entity is majority owned by the majority shareholder and Chairman of the Company and a relative of the Chairman, though no financial support is provided by the Company to this entity. The Company recorded revenues from this related party of $732,657 (approximately 87% of total revenue) for the nine months ended September 30, 2014, and $405,492 (approximately 61% of total revenue) for the nine months ended September 30, 2013. In addition, the Company had related party accounts receivable for consulting services provided to this entity amounting to $129,002 and $314,403 as of September 30, 2014 and December 31, 2013, respectively.

The Company also had a related party note receivable for consulting services provided to this entity valued at $0 and $124,720 as of September 30, 2014 and December 31, 2013, respectively. The note bore interest at 6% per annum. The term of note was six years with a maturity date of January 1, 2019. The remaining amount of the note was collected in full during the three months ended September 30, 2014. The Company recorded $4,002 and $14,855 of interest income related to this note for the nine months ending September 30, 2014 and 2013, respectively.

In 2010 the Company entered into an agreement with an entity which is owned by a relative of the president of the Company to provide financial management consulting services. The agreement states that for each hour of services billed to the Company, the associated fee shall be contributed to the Company. In 2014, the Company began paying for these services and is no longer accounting for them as contributions. For the nine months ending September 30, 2014 and 2013, the Company recognized contributions of $0 and $29,300, respectively, which were recorded as contributed services and recorded to paid in capital. Additionally, the Company recognized services contributed by the president of the Company in the amount of $0 and $51,000 for a total of $0 and $80,300 of contributed services for the three and nine months ending September 30, 2014 and 2013, respectively.

Note 3 – Capital Stock

The Company is authorized to issue 500,000 shares of Series A preferred stock with no par value and 200,000 shares of Series B preferred stock with no par value. As of September 30, 2014 and December 31, 2013 there were 200,119 shares of Series A preferred stock issued and outstanding and no shares of Series B preferred stock issued or outstanding.

The Company has neither declared nor paid dividends during the periods ended September 30, 2014 and December 31, 2013.

Note 4 – Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payables approximate the carrying amount due to the short duration of these accounts.

Note 5 – Loss per Share

Basic loss per common share is based on the net loss divided by weighted average number of common shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As the Company has a net loss for the period ended September 30, 2014, any potentially dilutive shares are anti-dilutive and are thus not included into the earnings per share calculation. The Company had 466,766 common stock equivalents outstanding as of September 30, 2014 and 2013. These shares were excluded from the computation of diluted earnings per share as they are anti-dilutive.

Note 6 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of September 30, 2014 and December 31, 2013, the Company had an accumulated deficit of $14,145,574 and $13,881,992, respectively. In addition, the Company had a net loss for the nine months ended September 30, 2014 of $263,582. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

For the Three and Nine-month Periods Ended September 30, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue for the periods indicated in dollars.

	Three Months				Nine Months
	2014	%	2013	%	2014	%	2013	%
Revenue	$291,378	100	$246,040	100	$843,851	100	$669,076	100
Cost of Services	141,507	49	230,158	94	537,226	64	656,781	98
Gross Profit	149,871	51	15,882	6	306,625	36	12,295	(0.8)
Operating Expenses	237,248	81.4	70,146	28.5	547,433	64.9	191,870	28.7
Operating Loss	(87,377)	(30.0)	(54,264)	(22.1)	(240,808)	(28.5)	(179,575)	(26.8)
Loss	$(95,706)	(32.8)	$(58,215)	(23.7)	$(263,582)	(31.2)	$(191,894)	(28.7)

Revenues consist of non-technology integration consulting services, technology integration consulting services, product maintenance, and travel and expenses billed to the customer. Revenues increased for the three and nine months ended September 30, 2014, compared to the same period in the prior year due to the Company increasing its provision of services with its related party, Data in Motion LLC, and a decrease in non-related party revenue resulting from the Company losing a customer in early 2013. For the three and nine months ended September 30, 2014, as compared to the same periods in 2013, Cost of Services decreased and gross profit increased as a result of a decrease in payroll costs attributable to services, and Operating Expenses increased as a result of increasing payroll costs and general expenses due to the Company increasing its marketing efforts.

The following tables set forth key components of our balance sheets as of September 30, 2014 and December 31, 2013, both in dollars.

	2014	2013
Current Assets	$279,229	$432,843
Note Receivable-Related Party Long-Term	-	80,220
Property and Equipment	15,248	19,198
Total Assets	297,510	532,261
Current Liabilities	669,922	663,695
Non-Current Liabilities	3,581	6,458
Total Liabilities	673,503	670,153
Stockholder’s Deficit	(375,933)	(137,892)
Total Liabilities and Deficit	$297,510	$532,261

As of September 30, 2014, current assets decreased $153,614 from December 31, 2013, due to decreases in accounts receivable from the related party, Data in Motion LLC, of $185,401 and a decrease in a short-term notes receivable from related parties of $44,500, which was partially offset by an increase in non-related party accounts receivable of $2,560, an increase in cash of $72,789, and an increase in prepaid expenses of $938. Non-current assets decreased due to a decrease in the long-term portion of notes receivable from related parties by $80,220, as well as depreciation expense recorded for the nine months ended September 30, 2014. As of September 30, 2014, current liabilities increased by $6,227 from December 31, 2013, due to an increase in lease payable and accrued expenses partially offset by a decrease in and deferred revenue and accounts payable.

At September 30, 2014, the Company had cash funds of $131,611.

The Company’s practice has been to record Haxton Management, LLC consulting fees as well as some payroll expense for the Company’s president as contributed services. For the nine months ended September 30, 2014 and 2013, the Company recognized $0 and $80,300 in capital contributions made in lieu of payment for services, respectively.

Liquidity and Capital Resources

The Company has been and is currently operating with a relatively low level of cash and liquidity and that could lead to difficulty if not favorably resolved. The Company desires to improve this situation through additional equity and debt investments in the Company and cash generated from higher revenues.

The Company anticipates that its cash needs for the next twelve months for working capital and capital expenditures will be approximately $120,000. As of September 30, 2014, the Company has $131,611 in cash and believes its current cash and cash flow from operations will only be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures. The Company will require additional cash resources due to possible changed business conditions or other future developments. The Company may seek to sell additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Revenues from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for its clients are recognized on the percentage-of-completion method, which involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of services and classified as accrued expenses. There were no contracts in which a loss is probable or reasonably estimable at September 30, 2014 and December 31, 2013.

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

In September 2014, the FASB issued Accounting Standards Update (ASU) ASU 606 which superceded and relaced ASC 605-25, Revenue Recognition: Multiple-Element Arrangements, and most of ASC 985-605, Software: Revenue Recognition, which applies to all software and SaaS arrangements. Although public companies are required to apply the new guidance to all reporting periods beginning on or after December 15, 2016 (all other entities in the following year), the Company has not yet adopted the new standard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarter ended September 30, 2014 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2014, there were no pending or threatened lawsuits.

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

Cimarron Software, Inc.

Date: November 13, 2014	By:	/s/ David Fuhrman
David Fuhrman
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2014	By:	/s/ David Fuhrman
David Fuhrman
Chief Executive Officer
Chief Financial Officer, and Director

Date: November 13, 2014	By:	/s/ Rob Sargent
Rob Sargent
Director

