Form 10-K
period 2014-12-31
CIMARRON SOFTWARE INC
filed 2015-03-30
CIK 1029125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Commission File Number 333-181388

Cimarron Software, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0543922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 W. Broadway, Ste. 700
Salt Lake City, UT, 84101	84101
(Address of principal executive offices)	(Zip Code)

(801) 532-3080
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
n/a	n/a

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $75,429, assuming a price of $0.60 per share, which was the registrant’s most recent per share trading price on December 26, 2014, as the registrant’s common stock was not yet publicly traded on June 30, 2014. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed affiliates of the registrant.

As of March 30, 2015, the registrant had 1,450,322 shares of and common stock, no par value, outstanding.

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

Over our 18 year corporate history we repeatedly have learned an important lesson—that no off-the-shelf system meets any laboratory’s work practices exactly. The laboratory is either forced to change their work practices to fit the software, or the software must be designed to be flexible enough to allow it to be modified for each implementation. Another important lesson is that things always change. Therefore, we have focused our efforts on developing a robust software developer’s kit (SDK) that provides generic adaptable software libraries, data models, and various tools to facilitate the rapid development of laboratory workflow systems that can be readily configured and customized to meet diverse laboratories’ specific needs.

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

Where You Can Find Us

Our corporate headquarters are located at 10 W. Broadway, Ste. 700, Salt Lake City, UT 84101. Our telephone number is (801) 532-3080.

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

As of December 31, 2014 and 2013, the Company had an accumulated deficit of $13,989,036 and $13,881,992, respectively. These conditions factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period ending December 31, 2014. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment.

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

We will incur significant legal, accounting and other expenses as a public company. We expect the laws, rules and regulations governing public companies to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

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

For the years ended December 31, 2014 and 2013, a single customer, a related party, accounted for approximately 89% and 69% of our revenues, respectively. The Company believes that its transactions with the related party have been at arms-length at negotiated prices competitive and commensurate with industry prices. Were the Company to lose this customer, our revenues would drastically decline.

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

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404a of the Sarbanes-Oxley Act of 2002. We will be exempt from the auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company. The Company has evaluated whether our internal control procedures are effective and has concluded that as of December 31, 2014, the Company had material weaknesses in its internal control over financial reporting, and therefore there is a greater likelihood of undiscovered errors in our reported financial statements as compared to issuers without such material weakness.

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

Our shares are thinly traded with wide share price fluctuations, low share prices, and minimal liquidity.

Our share price is volatile with wide fluctuations in response to several factors including potential investors’ anticipated feeling regarding our results of operations; increased competition; our ability or inability to generate future revenues; and market perception about our business. Our share price may also be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions, such as recessions, interest rates, or international currency fluctuations. In addition, our shares are thinly traded, highly volatile and is not followed by analysts to our knowledge. These factors may have a material negative effect on our share price.

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

Our shares are "penny stocks" and are covered by Section 15(d) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers including: disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company manages all operations from within approximately 1700 square feet of leased space located in an office building at 10 W. Broadway in downtown Salt Lake City, Utah.

The Company entered into a lease agreement in July, 2014 for commercial office space located at 10 W. Broadway, Suite 700, Salt Lake City, Utah, 84101. The lease is a 5 year term.

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

No equity securities have been sold by us during the past three years or were repurchased by us during the year ending December 31, 2014. As of March 30, 2015, we had approximately 53 shareholders of record of our common stock.

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

Results of Operations

For the Twelve-month Periods Ended December 31, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue for the periods indicated in dollars.

	Year Ended December 31,
	2014	%	2013	%
Revenue	$1,356,995	100.0	$973,813	100.0
Cost of Services	595,152	43.8	558,465	57.3
Gross Profit	761,843	56.1	415,348	42.7
Operating Expenses	837,241	61.7	609,670	62.6
Operating Income/(Loss)	(75,398)	(5.6)	(194,322)	(20.0)
Net Income/(Loss)	$(107,044)	(7.9)	$(212,021)	(21.8)

Revenues consist of non-technology integration consulting services, technology integration consulting services, product maintenance, and travel and expenses billed to the customer. Revenues increased for the year ended December 31, 2014, by $383,182 from the year ended December 31, 2013, primarily due to an increase in integration consulting services to a related party customer. The increase in cost of services is commensurate with the increase in revenues, and has decreased as a percentage of revenues compared to 2013 as a result of additional software consulting engineering efforts in the prior year. Gross profit increased due to the overall increase in revenues. Operating expenses increased for the year ended December 31, 2014 in conjuction with the increase in revenues.

The following tables set forth key components of our balance sheets as of December 31st, both in dollars.

	2014	2013
Current Assets	$391,077	$432,843
Note Receivable-Related Party Long-Term	-	80,220
Security Deposit	3,033	-
Property and Equipment	13,006	19,198
Total Assets	407,116	532,261
Current Liabilities	615,662	663,695
Non-Current Liabilities	2,413	6,458
Total Liabilities	618,075	670,153
Stockholders' Deficit	(210,959)	(137,892)
Total Liabilities and Deficit	$407,116	$532,261

As of December 31, 2014, current assets decreased $41,766 from December 31, 2014, primarily due to an increase in cash and cash equivalents of $104,950 and accounts receivable of $3,280 which was partially offset by decreases in accounts receivable-related party by $105,560, and notes receivable – related party by $44,500. Non-current assets decreased due to a decrease in the long-term portion of notes receivable from related parties by $80,220. As of December 31, 2014, current liabilities decreased by $48,033 from December 31, 2013, due to decreases in accrued liabilities, accounts payable, notes payable – related party, and deferred revenue based on timing of the payment of expenses.

At December 31, 2014, the Company had cash funds of $163,772.

Liquidity and Capital Resources

The Company has been and is currently operating with a relatively low level of cash and liquidity and that could lead to difficulty if not favorably resolved. The Company desires to improve this situation through additional equity and debt investments in the Company and cash generated from higher revenues.

The Company anticipates that its cash needs for the next twelve months for working capital and capital expenditures will be approximately $120,000. As of December 31, 2014, the Company has $163,772 in cash and believes its current cash and cash flow from operations and notes receivable will be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures, excluding servicing the note payable to related parties. The Company will likely require additional cash resources due to possible changed business conditions or other future developments. The Company may seek to sell additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Revenue Recognition

Revenues from contracts for non-technology integration consulting services with fees based on time and materials are recognized as the services are performed and amounts are earned in accordance with the Securities and Exchange Commission (the “SEC”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. In such contracts, the Company’s efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, are consistent with the services delivered, and are earned.

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

Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of services and classified in accrued expenses. There were no uncompleted contracts as of December 31, 2014 and 2013.

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

Revenue related to product maintenance contracts is recognized on a straight-line basis over the delivery period. The maintenance contracts are generally one year in length. Maintenance fee revenue has been calculated for any portion allocable to the current year with the balance remaining as deferred revenue. The net unamortized deferred maintenance fees were $18,925 and $33,041 at the years ended December 31, 2014 and 2013, respectively.

Revenues include billings for travel and other out-of-pocket expenses prior to reimbursements to the employee by the Company.

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which superseded and replaced ASC 605-25, Revenue Recognition: Multiple-Element Arrangements, and most of ASC 985-605, Software: Revenue Recognition, which applies to all software and SaaS arrangements. Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the provisions of the new standard are effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The Company is in the process of determining our approach to the adoption of this new revenue recognition standard, as well as the anticipated impact to the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, early application is permitted. We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have material impact on our financial statements, although there may be additional disclosures upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and the Board of Directors

Cimarron Software, Inc.

Salt Lake City, UT

We have audited the accompanying balance sheets of Cimarron Software, Inc. (the Company) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cimarron Software, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 30, 2015

CIMARRON SOFTWARE, INC.
BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	12/31/2014	12/31/2013
ASSETS
Current Assets
Cash and Cash Equivalents	$163,772	$58,822
Accounts Receivable	18,080	14,800
Accounts Receivable- Related Party	208,843	314,403
Note Receivable - Related Party Short Term	-	44,500
Prepaid Expenses	382	318
Total Current Assets	391,077	432,843

Note Receivable - Related Party Long Term	-	80,220
Security Deposit	3,033	-
Property and Equipment, Net	13,006	19,198
Total Assets	$407,116	$532,261

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$340	$3,995
Accrued Expenses	22,043	51,420
Notes Payable - Related Party	567,472	567,472
Deferred Revenue	18,925	33,041
Lease Payable-Short Term	6,882	7,767
Total Current Liabilities	615,662	663,695

Non Current Liabilities
Lease Payable-Long Term	2,413	6,458

Total Liabilities	618,075	670,153

Stockholders' Deficit
Preferred Stock, no par value,
500,000 shares Series A and 200,000 shares Series B authorized.
200,119 shares Series A issued and outstanding
as of December 31, 2014 and
December 31, 2013, respectively	200,119	200,119
Common Stock, no par value,
10,000,000 shares authorized.
1,450,322 shares issued and outstanding as of
December 31, 2014 and
December 31, 2013, respectively	86,033	86,033
Paid in Capital	13,491,925	13,457,948
Accumulated Deficit	(13,989,036)	(13,881,992)
Total Stockholders' Deficit	(210,959)	(137,892)
Total Liabilities and Stockholders' Deficit	$407,116	$532,261

See accompanying notes to the financial statements

CIMARRON SOFTWARE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	For the Years Ended
	December 31,
	2014	2013

Service Revenue	$148,636	$299,913
Service Revenue - Related Party	1,208,359	673,900
Total Service Revenue	1,356,995	973,813

Cost of Services	77,892	250,500
Cost of Services - Related Party	517,260	307,965
Total Cost of Services	595,152	558,465

Gross Profit	761,843	415,348

General and Administrative Costs	664,863	197,575
Research and Development	-	279,791
Professional Fees-Related Party	120,527	77,786
Professional Fees	51,851	54,518

Loss from Operations	(75,398)	(194,322)

Interest Expense	(35,527)	(35,890)
Interest Income	4,002	18,411
Other Income	-	-
Loss from Continuing Operations
Before Income Taxes	(106,923)	(211,801)

Income Tax	121	220

Net Loss	$(107,044)	$(212,021)

Net Loss per Common Share - Basic and Diluted	$(0.07)	$(0.15)

Weighted Average Shares Outstanding - Basic and Diluted	1,450,322	1,450,322

See accompanying notes to the financial statements

CIMARRON SOFTWARE, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

					Additional		Total
					Paid		Stockholders'
	Preferred Stock		Common Stock		in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
December 31, 2012	200,119	$200,119	1,450,322	$86,033	$13,342,972	$(13,669,971)	$(40,847)

Net Loss						(212,021)	(212,021)
Contributed Services --Related Party					80,300		80,300
Compensation related to
stock option grants					600		600
Imputed Interest on
Related Party Notes Payable					34,076		34,076

December 31, 2013	200,119	$200,119	1,450,322	$86,033	$13,457,948	$(13,881,992)	$(137,892)

Net Loss						(107,044)	(107,044)
Imputed Interest on
Related Party Notes Payable					33,977		33,977

December 31, 2014	200,119	$200,119	1,450,322	$86,033	$13,491,925	$(13,989,036)	$(210,959)

See accompanying notes to the financial statements

CIMARRON SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	For the Years Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(107,044)	$(212,021)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activites:
Depreciation Expense	9,578	8,794
Contributed Services	-	80,300
Stock Compensation	-	600
Imputed Interest on Related Party Notes Payable	33,977	34,076
Changes in:
Accounts Receivable	(3,280)	60,682
Accounts Receivable - Related Party	105,560	(314,403)
Prepaid Expense	(64)	71
Note Receivable - Related Party	-	283,500
Security Deposit	(3,033)	-
Accounts Payable	(3,654)	(24,147)
Accrued Expenses	(29,377)	41,158
Deferred Revenue	(14,116)	6,000
Net Cash From Operating Actvities	(11,453)	(35,390)

Cash Flows from Investing Activities:
Purchase of Equipment	-	(5,115)
Note Receivable - Related Party	124,720	-
Net Cash From Investing Activities	124,720	(5,115)

Cash Flows from Financing Activities:
Repayment of Lease Payable	(8,317)	(7,211)
Repayment of Notes Payable - Related Party	-	(4,400)
Net Cash From Financing Activities	(8,317)	(11,611)

Net Increase (Decrease) in Cash and Cash Equivalents	104,950	(52,116)

Cash and Cash Equivalents, Beginning of Period	58,822	110,938

Cash and Cash Equivalents, End of Period	$163,772	$58,822

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,565	$1,373
Income Taxes	$121	$220

Non-cash Investing and Financing activities:
Capital Contributions Made in Lieu of Payment for Services Rendered by Related Party	$-	$31,800
Capital Contributions Made in Lieu of Payment for Services Rendered by an Officer of the Company	$-	$48,500
Acquired Equipment Through Lease Financing	$(3,387)	$(7,000)

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

Concentrations of Credit Risk and Customers

Financial instruments which potentially subject the Company to concentration of credit risk consists primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses when necessary, which, when realized, have been within the range of management’s expectations. As of December 31, 2014, 100% of the accounts receivable balance resulted from two entities, one of which is a related party. As of December 31, 2013, 100% of the accounts receivable resulted from two entities, one of which is a related party. Historically, the Company has not experienced significant credit losses on such receivables. No bad debt was recorded in 2014 or 2013. During the year ended December 31, 2014, 99% of the revenues resulted from two entities, one of which is a related party. During the year ended December 31, 2013, 93% of the revenues resulted from three entities, one of which is a related party. The loss of these significant customers would have a material adverse effect on operations.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. As of December 31, 2014 and 2013, the Company’s cash balances were within the FDIC insurance coverage limits.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. All research and development costs have been expensed as incurred totaling $0 in fiscal 2014 and $279,791 in fiscal 2013. The company had no software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, in fiscal 2014 and 2013. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software markets in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product and services offerings.

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

Revenues for contracts with multiple elements are allocated based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Fair value is determined based on the prices charged when each element is sold separately. Elements qualify for separation when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as the Company also sells those elements unaccompanied by other elements. There were no contracts in progress as of December 31, 2014 and 2013.

Revenue related to product maintenance contracts is recognized on a straight-line basis over the delivery period. The maintenance contracts are generally one year in length. Maintenance fee revenue has been calculated for any portion allocable to the current year with the balance remaining as deferred revenue. The net unamortized deferred maintenance fees were $18,925 and $33,041 at the years ended December 31, 2014 and 2013, respectively.

Revenues include billings for travel and other out-of-pocket expenses prior to reimbursements to the employee by the Company.

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Accounts Receivable/Allowance for Doubtful Accounts

The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of December 31, 2014 and 2013, management determined there was no need to establish an allowance for doubtful accounts because there had been little history of nonpayment or indicators of credit risk, such as bankruptcy.

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

Net Loss per Common Share

Basic earnings per share (“EPS”) are computed by dividing net loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options and preferred stock. The number of potential common shares outstanding relating to stock options and preferred stock is computed using the treasury stock method.

As the Company has incurred losses for the years ended December 31, 2014 and 2013, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of December 31, 2014 and 2013, there were 466,766 potentially dilutive shares.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which superseded and replaced ASC 605-25, Revenue Recognition: Multiple-Element Arrangements, and most of ASC 985-605, Software: Revenue Recognition, which applies to all software and SaaS arrangements. Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the provisions of the new standard are effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The Company is in the process of determining our approach to the adoption of this new revenue recognition standard, as well as the anticipated impact to the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, early application is permitted. We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have material impact on our financial statements, although there may be additional disclosures upon adoption.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2014 and December 31, 2013, the Company had an accumulated deficit of $13,989,036 and $13,881,992, respectively. These conditions, in addition to negative working capital and operating losses in current and prior years, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 - Related Party Transactions

Notes Payable – Related Party consists of balances due to original founders David Fuhrman and Robert Sargent, for additional services performed on behalf of the Company. As of December 31, 2014 and December 31, 2013, the Company has related party notes totaling $567,472 and $567,472, respectively.

Interest expenses on the related party notes payable accrues at a rate of six percent per annum and was $33,977 for the year ended December 31, 2014 and $34,076 for the year ended December 31, 2013. The interest on the related party notes was recorded as an increase to equity, since the interest amounts are not expected to be paid out, but are being contributed to the Company by primary shareholders.

Balance December 31, 2012	$571,872
Add: 2013 Accrual	-
Less 2013 Payments	(4,400)

Balance December 31, 2013	$567,472
Add: 2014 Accrual	-
Less 2014 Payments	-

Balance December 31, 2014	$567,472

A customer of the Company, Data in Motion LLC, is also a related party. This entity is majority owned by the majority shareholder and Chairman of the Company and a relative of the Chairman, though no financial support is provided by the Company to this entity. The Company recorded revenues from this related party of $1,208,359 (approximately 89% of total revenue) for the year ending December 31, 2014, and $673,900 (approximately 69% of total revenue) for the year ending December 31, 2013. In addition, the Company had related party accounts receivable for consulting services provided to this entity amounting to $208,843 and $314,403 as of December 31, 2014 and December 31, 2013, respectively.

The Company also had a related party note receivable for consulting services provided to this entity valued at $0 and $124,720 as of December 31, 2014 and 2013, respectively. This note bore interest at 6% per annum. The initial term of the note was six years with a maturity date of January 1, 2019. The remaining amount of the note was collected in full during September 2014. The Company recorded $4,002 and $18,411 of interest income related to this note for the years ending December 31, 2014 and 2013, respectively.

In 2010 the Company entered into an agreement with Haxton Management, LLC, an entity which is owned by a relative of the president of the Company, to provide financial management consulting services. The agreement states that for each hour of services billed to the Company, the associated fee shall be contributed to the Company. As a result of higher revenues, the Company's cash level increased during the year ended December 31, 2014. Management elected to amend the agreement with Haxton Management, LLC, and pay for these financial management consulting services in cash. For the years ended December 31, 2014 and 2013, the Company paid $120,000 and $0, which were reported as management consulting fees to a related party. For the years ended December 31, 2014 and 2013, the Company recognized contributions of $0 and $31,800, respectively, which were recorded as contributed services and recorded to paid in capital.

Additionally, the Company recognized services contributed by the president of the Company in the amount of $0 and $48,500 for a total of $0 and $80,300 of contributed services for the years ended December 31, 2014 and 2013, respectively.

Note 4 - Deferred Revenue

The Company charges a maintenance and support fee for the license and software. The maintenance agreement is paid in advance for 12 months of maintenance and support, which is recorded as deferred revenue and recognized as revenue straight-line over the service period. As of December 31, 2014 and 2013, the Company had $18,925 and $33,041 of deferred revenues.

Note 5 - Leases

The Company entered into a sub-lease agreement with a related party in November, 2010 for commercial office space. The terms of the verbal agreement are month-to-month. The Company ended the lease in June 2014. The Company paid sub-lease or rent payments in the amount of $7,913 and $15,031 during the years ended December 31, 2014 and 2013, respectively.

The Company entered into a lease agreement with an unrelated party in July, 2014 for commercial office space. The term of the agreement is for 5 years ending in June 2019. The terms of the lease required a security deposit of $3,033 and monthly payments of $3,033 with nominal increases each year thereafter. The Company sub-leases a portion of the commercial office space to a related party for $1,502 per month. The terms of the verbal agreement are month-to-month. The Company paid lease or rent payments in the amount of $18,198 and $0 and was reimbursed $9,099 and $0 by the related party during the years ended December 31, 2014 and 2013, respectively.

The future minimum lease payments as of December 31, 2014 are as follows:

Year Ending December 31,	Amount
2015	$36,396
2016	36,936
2017	38,034
2018	39,168
Thereafter	19,872

Total Future Lease Payments	$170,406

The Company leased certain machinery and equipment in 2014 and 2013 under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included in the balance sheets as property and equipment and was $35,782 and $32,396 at December 31, 2014 and 2013, respectively. Accumulated depreciation of the leased equipment at December 31, 2014 and 2013 was $27,166 and $18,319, respectively.

The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2014 are as follows:

Year Ending December 31,	Amount
2015	$6,882
2016	1,849
2017	564

Total Minimum Lease Payments	9,295
Less: Amount Representing Interest	(1,028)
Present Value of Minimum Lease Payments	8,267
Less: Current Maturities of Capital Lease Obligations	(5,854)
Long-Term Capital Lease Obligations	$2,413

Note 6 - Property and Equipment

Property and equipment consist of the following:

	December 31, 2014	December 31, 2013
Computer Equipment	$35,970	$32,584
Office Equipment	82,339	82,339
Less: Accumulated Depreciation	(105,303)	(95,726)
Net Property and Equipment	$13,006	$19,198

Depreciation expense of $9,578 and $8,794 was recorded for the years ended December 31, 2014 and 2013, respectively.

Note 7 - Income Taxes

The Company’s provision for income taxes was $121 and $220 for the years ended December 31, 2014 and 2013, respectively.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a federal and state blended rate of 37.30% by the cumulative Net Operating Loss (“NOL”) of $11,798,675. The total valuation allowance is equal to the total deferred tax asset less any deferred tax liabilities.

The provision for income taxes consists of the following:

	2014	2013
Current Taxes	$121	$220
Deferred Tax Benefit	36,083	50,244
Benefits of Operating Loss Carryforwards	(36,083)	(50,244)
Income Tax Provision	$121	$220

For the years ended December 31, 2014 and 2013, the Company had taxable loss of $104,254 and $133,998, respectively.

As of December 31, 2014, the Company’s available unused net operating loss carryforwards that may be applied against future taxable income expire as follows:

Year of Expiration	Net Operating Loss Carry forwards
2022	$3,195,068
2023	6,511,107
2024	1,252,369
Thereafter up to 2034	840,131
Total	$11,798,675

The Company has filed income tax returns in the US. The years ended December 31, 2011, through 2014 are open for examination.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2014 and 2013 are summarized below.

	2014	2013
Noncurrent Deferred Tax Assets	$-	$-
Net Operating Losses	4,400,906	4,361,907
Total Deferred Tax Assets	4,400,906	4,361,907

Net Deferred Tax Assets	2,916	-
Deferred Tax Liabilities	(2,916)	-
Less: Valuation Allowance	(4,397,990)	(4,361,907)
Net Deferred Taxes	$-	$-

The valuation allowance increased by $36,083 in the current year from $4,361,907 for the year ended December 31, 2013.

The income tax provision differs from the amount of income tax determined by applying the blended U.S. federal income tax and Utah state tax rate of 37.30% to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Expected US Income Tax (Benefit)	$(39,927)	$(79,003)
Effects of:
State Taxes Deduction	-	-
Nondeductible Expenses	23	29,103
Change in Valuation Allowance	36,083	50,244
Other, net	3,942	(124)
	$121	$220

The Company has evaluated for uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheets, statements of operations, or cash flows.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For all prior tax years, the Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of December 31, 2014 or 2013 related to unrecognized benefits.

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

Stock based compensation expense related to stock options was $600 for the year ended December 31, 2014 and 2013, respectively. The total unrecognized compensation cost related to stock options expected to vest was $600 as of December 31, 2014, which is expected to be recognized during 2015.

A summary of the status of the Company’s stock option plans as of December 31, 2014 and 2013 and the changes during the period are presented below:

	2014	2013
Unexercised options, beginning of year	300,000	300,000
Stock options issued during the year	-	-
Stock Options expired	-	-
Stock Options exercised	-	-
Unexercised options, end of year	300,000	300,000
Vested options, end of year	300,000	300,000

The following table summarizes information about the stock options as of December 31, 2014:

Outsanding Options
Wtd. Avg.
Range of		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Prices	Value
$0.01	300,000	6.0	$0.01	$-

Aggregate intrinsic value represents the fair market value of the Company’s common stock price at December 31, 2014 in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

Note 9 - Fair Value of Financial Instruments

ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

The Company had no assets or liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2014.

Note 10 - Preferred Stock

The Company is authorized to issue 500,000 shares of Series A preferred stock with no par value and 200,000 shares of Series B preferred stock with no par value. As of December 31, 2014 and December 31, 2013 there were 200,119 shares of Series A preferred stock issued and outstanding and no shares of Series B preferred stock issued or outstanding.

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

The Company has neither declared nor paid dividends during the periods ended December 31, 2014 and 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2014, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
▪

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

▪

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based upon the 2013 framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2014, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2014:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint an audit committee.
▪	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position

David Fuhrman	53	CEO, CFO, President, and Chairman of the Board of Directors

Rob Sargent	56	Director

David Fuhrman, CEO and Chairman of the Board of Directors, has over 25 years of experience in the analysis, design, and implementation of software systems and solutions. He has demonstrated effective leadership in all phases of Software Development Cycle methodologies. Mr. Fuhrman has vast and diverse experience in creating software products, software systems integrations, and solutions in Genomics, Proteomics, Clinical Diagnostics, Clinical Research Informatics, Laser Optics, and Finance.

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

Rob Sargent, Director, also has over 26 years of experience in the analysis, design, and implementation of software systems and solutions in the biotechnology space. Before founding Cimarron with Mr. Fuhrman in 1995, he was a member of a development team at the University of Utah Human Genome Center which developed data models and transformed and implemented several key information systems. From 2008-2009, Mr. Sargent was a Senior Software Developer at Infopia, Inc., and from 2009 to the present, he has been a Staff Developer at Amerisys, Inc., a biotech company in Salt Lake City, Utah. Mr. Sargent graduated from the University of British Columbia with a degree in Biology (Genetics option) in 1980.

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

Compliance with Section 16(A) Of the Exchange Act.

During fiscal 2014, we filed a Form 8-A registration statement under Section 12 of the Securities Exchange Act of 1934, as amended. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Code of Ethics

The Board of Directors has established a written code of ethics that applies to the Company’s officers. A copy of the Code of Ethics has previously been filed and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company for the years ended December 31, 2014, 2013, and 2012:

Summary Compensation Table
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	All Other Compen- sation ($)		Total ($)

David Fuhrman	2014	120,091	-	-	-	-	19,063	(1)	139,154
CEO	2013	40,000	48,500	-	-	-	19,210	(2)	107,710
	2012	23,340	55,000	-	-	-	19,258	(3)	97,599

(1) In 2014, the Company paid Mr. Fuhrman’s health insurance in the amount of $14,588, dental insurance in the amount $1,475, and contributed $3,000 to a health savings account for his benefit.

(2) In 2013, the Company paid Mr. Fuhrman’s health insurance in the amount of $14,798, dental insurance in the amount $1,412, and contributed $3,000 to a health savings account for his benefit.

(3) In 2012, the Company paid Mr. Fuhrman’s health insurance in the amount of $14,867, dental insurance in the amount $1,391, and contributed $3,000 to a health savings account for his benefit.

Employment Agreements

The Company has no formal employment agreements.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity during the last three years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 20141, for:

•	each of our executive officers and directors;
•	all of our executive officers and directors as a group; and
•	any other beneficial owner of more than 5% of our outstanding Common Stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	David Fuhrman 15 South 1200 East Salt Lake City, Utah 84102	458,736	31.6%
Common Stock	Rob Sargent (Rare Principle, L.C.) 1951 Logan Avenue Salt Lake City, Utah 84108	291,530	20.1%
Common Stock	Peter Cartwright 1761 Mohawk Circle Salt Lake City, Utah 84108	222,274	15.3%
Common Stock	Andy Marks 2516 Dimple Dell Road Sandy, Utah 84092	177,535	12.2%
Common Stock	Doug Adamson 1371 Farm Meadow Lane Salt Lake City, Utah 847117	174,532	12.0%
Common Stock	All Officers and Directors as a Group	720,266	51.7%
Series A Preferred Stock[1]	David Fuhrman[1] 15 South 1200 East Salt Lake City, Utah 84102	100,059.5[1]	50%[1]
Series A Preferred Stock[1]	Rob Sargent (Rare Principle, L.C.)[1] 1951 Logan Avenue Salt Lake City, Utah 84108	100,059.5[1]	50%[1]
Series A Preferred Stock[1]	All Officers and Directors as a Group[1]	200,119[1]	100%[1]

(1) Subsequent to the year ended December 31, 2014, David Fuhrman, our CEO and director, and Rob Sargent (through his entity Rare Principle, L.C.), our director, purchased 100% of the 200,119 issued and outstanding shares of Series A Preferred Stock through private transactions outside of the Company, which is reflected in the table above in the interest of disclosure.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2014 and 2013, the Company has related party notes totaling $567,472 and $567,472, respectively, due to original founders David Fuhrman and Robert Sargent for additional services performed on behalf of the Company. Interest expenses on the outstanding related party notes payable accrues at a rate of six percent per annum and was $33,977 and $34,076 for the years ended December 31, 2014 and 2013, respectively. The interest on the related party notes was recorded as an increase to equity, since the interest amounts are not expected to be paid out, but are being contributed to the Company by primary shareholders.

Balance December 31, 2012	$571,872
Add: 2013 Accrual	-
Less 2013 Payments	(4,400)

Balance December 31, 2013	$567,472
Add: 2014 Accrual	-
Less 2014 Payments	-

Balance December 31, 2014	$567,472

A customer of the Company, Data in Motion LLC, is also a related party as our president, David Fuhrman, has a 33% ownership stake in it. The Company recorded revenues from this related party of $1,208,359 (approximately 89% of total revenue) for the year ending December 31, 2014, and $673,900 (approximately 69% of total revenue) for the year ending December 31, 2013. In addition, the Company had related party accounts receivable for consulting services provided to this entity valued at $208,843 and $314,403 as of December 31, 2014 and December 31, 2013, respectively. The Company also has a related party note receivable for consulting services provided to this entity valued at $0 and $124,720 as of December 31, 2014 and 2013, respectively. This note bears interest at 6% per annum. The Company recorded $4,002 and $18,411 of interest income related to this note for years ending December 31, 2014 and 2013, respectively.

In 2010, the Company entered into an agreement with an entity which is owned by a relative of the president of the Company to provide financial management consulting services. That entity is Haxton Management, LLC, and it is owned by Steven Fuhrman, the brother of our president. The agreement states that for each hour of services billed to the Company, the associated fee shall be contributed to the Company. For the years ended December 31, 2014 and 2013, the Company recognized contributions of $0 and $31,800, respectively, which were recorded as contributed services and recorded to paid in capital. Additionally, the Company recognized services contributed by the president of the Company in the amounts of $0 and $48,500 for a total of $0 and $80,300 of contributed services for the years ended December 31, 2014 and 2013, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants, Mantyla McReynolds LLC, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2014	2013
Audit Fees	$32,500	$33,262
Audit Related Fees	725	-
Tax Fees	500	500
All Other Fees	-	83
Total	$33,725	$33,845

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

Cimarron Software, Inc.

Date: March 30, 2015	By:	/s/ David Fuhrman
David Fuhrman
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2015	By:	/s/ David Fuhrman
David Fuhrman, Chief Executive Officer, Chief Financial Officer, and Director

Date: March 30, 2015	By:	/s/ Rob Sargent
Rob Sargent, Director

