Form 10-Q
period 2015-03-31
CIMARRON SOFTWARE INC
filed 2015-05-15
CIK 1029125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 13, 2015, the issuer had 1,450,322 outstanding shares of common stock, no par value.

CIMARRON SOFTWARE INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIMARRON SOFTWARE, INC.

CONDENSED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

	3/31/2015	12/31/2014
ASSETS
Current Assets
Cash and Cash Equivalents	$238,154	$163,772
Accounts Receivable	32,575	18,080
Accounts Receivable- Related Party	62,826	208,843
Prepaid Expenses	3,237	382
Total Current Assets	336,792	391,077

Security Deposit	3,033	3,033
Property and Equipment, Net	10,855	13,006
Total Assets	$350,680	$407,116

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$10,423	$340
Accrued Expenses	60,970	22,043
Notes Payable - Related Party	555,272	567,472
Deferred Revenue	14,325	18,925
Lease Payable-Short Term	-	6,882
Total Current Liabilities	640,990	615,662

Non Current Liabilities
Lease Payable-Long Term	-	2,413

Total Liabilities	640,990	618,075

Stockholders' Deficit
Preferred Stock, no par value, 500,000 shares Series A and 200,000 shares Series B authorized. 200,119 shares Series A issued and outstanding as of March
31, 2015 and December 31, 2014, respectively	200,119	200,119
Common Stock, no par value,10,000,000 shares authorized. 1,450,322 shares issued and outstanding as of March 31, 2015 and December 31, 2014,
respectively	86,033	86,033
Paid in Capital	13,500,417	13,491,925
Accumulated Deficit	(14,076,879)	(13,989,036)
Total Stockholders' Deficit	(290,310)	(210,959)
Total Liabilities and Stockholders' Deficit	$350,680	$407,116

See accompanying notes to condensed financial statements

CIMARRON SOFTWARE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

Service Revenue	$51,800	$40,221
Service Revenue - Related Party	235,457	202,611
Total Service Revenue	287,257	242,832

Cost of Services	22,718	161,520
Cost of Services - Related Party	123,168	79,844
Total Cost of Services	145,886	241,364

Gross Profit	141,371	1,468

General and Administrative Costs	153,641	48,633
Professional Fees-Related Party	30,000	30,317
Professional Fees	35,528	26,012

Loss from Operations	(77,798)	(103,494)

Interest Expense	(10,045)	(8,906)
Interest Income	-	1,845
Loss from Continuing Operations
Before Income Taxes	(87,843)	(110,555)

Income Tax	-	-

Net Loss	$(87,843)	$(110,555)

Net Loss per Common Share - Basic and Diluted	$(0.06)	$(0.08)

Weighted Average Shares Outstanding - Basic and Diluted	1,450,322	1,450,322

See accompanying notes to condensed financial statements

CIMARRON SOFTWARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNDAUDITED)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(87,843)	$(110,555)

Adjustments to Reconcile Net Loss to Net Cash From Operating Activites:
Depreciation Expense	2,151	2,664
Imputed Interest on Related Party Notes Payable	8,491	8,491
Changes in:
Accounts Receivable	(14,495)	(6,520)
Accounts Receivable - Related Party	146,017	111,992
Prepaid Expense	(2,855)	(2,687)
Accounts Payable	10,084	8,719
Accrued Expenses	38,927	14,444
Deferred Revenue	(4,600)	(10,181)
Net Cash From Operating Actvities	95,877	16,367

Cash Flows from Investing Activities:
Note Receivable - Related Party	-	(1,845)
Net Cash From Investing Activities	-	(1,845)

Cash Flows from Financing Activities:
Repayment of Lease Payable	(9,295)	(2,218)
Repayment of Notes Payable - Related Party	(12,200)	-
Net Cash From Financing Activities	(21,495)	(2,218)

Net Increase in Cash and Cash Equivalents	74,382	12,304

Cash and Cash Equivalents, Beginning of Period	163,772	58,822

Cash and Cash Equivalents, End of Period	$238,154	$71,126

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,552	$414
Income Taxes	$-	$-

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

Basis of Presentation

The condensed interim financial information of the Company as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 is unaudited, and the balance sheet as of December 31, 2014 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2015. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.

Note 2 – Related Party Transactions

Notes Payable – Related Party consists of balances due to original founders David Fuhrman and Robert Sargent, for additional services performed on behalf of the Company. As of March 31, 2015 and December 31, 2014, the Company has related party notes payable totaling $555,272 and $567,472, respectively.

Interest expenses on the related party notes payable accrues at a rate of six percent per annum and was $8,491 for the three month period ended March 31, 2015 and $8,491 for the three month period ended March 31, 2014. The interest on the related party notes was recorded as an increase to equity, since the interest amounts are not expected to be paid out, but are being contributed to the Company by primary shareholders.

A customer of the Company, Data in Motion LLC, is also a related party. This entity is majority owned by the majority shareholder and Chairman of the Company and a relative of the Chairman, though no financial support is provided by the Company to this entity. The Company recorded revenues from this related party of $235,457 (approximately 82% of total revenue) for the three months ended March 31, 2015, and $202,611 (approximately 83% of total revenue) for the three months ended March 31, 2014. In addition, the Company had related party accounts receivable for consulting services provided to this entity amounting to $62,826 and $208,843 as of March 31, 2015 and December 31, 2014, respectively.

Note 3 – Capital Stock

The Company is authorized to issue 500,000 shares of Series A preferred stock with no par value and 200,000 shares of Series B preferred stock with no par value. As of March 31, 2015 and December 31, 2014 there were 200,119 shares of Series A preferred stock issued and outstanding and no shares of Series B preferred stock issued or outstanding.

The Company has neither declared nor paid dividends during the periods ended March 31, 2015 and December 31, 2014.

Note 4 – Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payables approximate the carrying amount due to the short duration of these accounts.

Note 5 – Loss per Share

Basic loss per common share is based on the net loss divided by weighted average number of common shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As the Company has a net loss for the period ended March 31, 2015, any potentially dilutive shares are anti-dilutive and are thus not included into the earnings per share calculation. The Company had 466,766 common stock equivalents outstanding as of March 31, 2015. These shares were excluded from the computation of diluted earnings per share as they are anti-dilutive.

Note 6 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2015 and December 31, 2014, the Company had an accumulated deficit of $14,076,879 and $13,989,036, respectively, and negative working capital of $(304,198) and $(224,585), respectively. In addition, the Company had a net loss for the three months ended March 31, 2015 of $87,843 and positive cash flows from operations of $95,877. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 7 – Subsequent Events

On April 23, 2015, our Board of Directors and majority shareholders approved an amendment of our Articles of Incorporation to change the name of the Company from “Cimarron Software, Inc.” to “Cimarron Medical, Inc.” (the “Name Change”) so as to reposition the Company in the medical and life sciences industry. We mailed a notice to our shareholders regarding the Name Change on May 8, 2015, and we intend to file an amendment to our Articles of Incorporation with the State of Utah promptly after the 20th calendar day following the date on which the notice was mailed to our shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the Three-month Periods Ended March 31, 2015 and 2014

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue for the periods indicated in dollars.

	2015	%	2014	%
Revenue	287,257	100	242,832	100
Cost of Services	145,886	51	241,364	99
Gross Profit	141,371	49	1,468	1
Operating Expenses	219,169	76.3	104,962	43.2
Loss from Operations	(77,798)	(27.1)	(103,494)	42.6
Net Loss	(87,843)	(30.6)	(110,555)	(45.5)

Revenues consist of non-technology integration consulting services, technology integration consulting services, product maintenance, and travel and expenses billed to the customer. Revenues increased for the three months ended March 31, 2015 compared to the same period in the prior year due to the Company increasing sales to a customer and a related party compared to 2014. Cost of Services decreased and gross profit increased as a result of certain payroll expenses being allocated to general and administrative costs compared to 2014. For period ending March 31, 2014, all payroll expenses included in Cost of Services were directly related to revenue generating activities.

The following tables set forth key components of our balance sheets as of March 31, 2015 and December 31, 2014, both in dollars.

	2015	2014
Current Assets	$336,792	$391,077
Property and Equipment	10,855	13,006
Total Assets	350,680	407,116
Current Liabilities	640,990	615,662
Non-Current Liabilities	-	2,413
Total Liabilities	640,990	618,075
Stockholder’s Deficit	(290,310)	(210,959)
Total Liabilities and Deficit	$350,680	$407,116

As of March 31, 2015, current assets decreased $54,285 from December 31, 2014 due to decreases in accounts receivable from a related party of $146,017, an increase in cash of $74,382, an increase in a accounts receivable of $14,495, and an increase in prepaid expenses of $2,855. Non-current assets decreased due to depreciation expense recorded for the three months ended March 31, 2015. As of March 31, 2015, current liabilities increased by $25,328 from December 31, 2014 due to an increase in accounts payable and accrued expenses partially offset by a decrease in notes payable from related party, deferred revenue, and lease payable.

At March 31, 2015, the Company had cash funds of $238,154.

Liquidity and Capital Resources

The Company has been and is currently operating with a relatively low level of cash and cash equivalents and liquidity and that could lead to difficulty if not favorably resolved. The Company desires to improve this situation through additional equity and debt investments in the Company and cash generated from higher revenues.

The Company anticipates that its cash needs for the next twelve months for working capital and capital expenditures will be approximately $120,000. As of March 31, 2015, the Company has $238,154 in cash and believes its current cash and cash flow from operations and notes receivable will be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures, excluding servicing the note payable to related parties. The Company will require additional cash resources due to possible changed business conditions or other future developments. The Company may seek to sell additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Subsequent Events

On April 23, 2015, our Board of Directors and majority shareholders approved an amendment of our Articles of Incorporation to change the name of the Company from “Cimarron Software, Inc.” to “Cimarron Medical, Inc.” (the “Name Change”) so as to reposition the Company in the medical and life sciences industry. We mailed a notice to our shareholders regarding the Name Change on May 8, 2015, and we intend to file an amendment to our Articles of Incorporation with the State of Utah promptly after the 20th calendar day following the date on which the notice was mailed to our shareholders.

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

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our annual financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of services and classified in accrued expenses. There were no uncompleted contracts as of March 31, 2015 and December 31, 2014.

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

Revenue related to product maintenance contracts is recognized on a straight-line basis over the delivery period. The maintenance contracts are generally one year in length. Maintenance fee revenue has been calculated for any portion allocable to the current year with the balance remaining as deferred revenue. The net unamortized deferred maintenance fees were $14,325 and $18,925 at the three months ended March 31, 2015 and 2014, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarter ended March 31, 2015 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

As a smaller reporting company and emerging growth company, we are not required to provide a report on the effectiveness of our internal controls over financial reporting until our second annual report (our report on the fiscal year ending December 31, 2015), and we will be exempt from the auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2015, there were no pending or threatened lawsuits.

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

Cimarron Software, Inc.

Date: May 15, 2015	By:	/s/ David Fuhrman
David Fuhrman
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2015	/s/ David Fuhrman
David Fuhrman, Chief Executive Officer, Chief Financial Officer, and Director

Date: May 15, 2015	/s/ Rob Sargent
Rob Sargent, Director

