Form 10-Q
period 2015-06-30
Cimarron Medical, Inc.
filed 2015-08-13
CIK 1029125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-55242

Cimarron Medical, Inc.
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

As of July 31, 2015, the issuer had 1,450,322 outstanding shares of common stock, no par value.

CIMARRON MEDICAL INC.

(f/k/a Cimarron Software, Inc.)

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIMARRON MEDICAL, INC.
(FORMERLY CIMARRON SOFTWARE, INC.)
CONDENSED BALANCE SHEETS
JUNE 30, 2015 AND DECEMBER 31, 2014
(UNAUDITED)

	6/30/2015	12/31/2014
ASSETS
Current Assets
Cash and Cash Equivalents	$64,838	$163,772
Accounts Receivable	12,000	18,080
Accounts Receivable- Related Party	105,019	208,843
Prepaid Expenses	3,129	382
Total Current Assets	184,986	391,077

Security Deposit	3,033	3,033
Property and Equipment, Net	8,703	13,006
Total Assets	$196,722	$407,116

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$1,415	$340
Accrued Expenses	6,614	22,043
Notes Payable - Related Party	555,272	567,472
Deferred Revenue	5,525	18,925
Lease Payable-Short Term	-	6,882
Total Current Liabilities	568,826	615,662

Non Current Liabilities
Lease Payable-Long Term	-	2,413

Total Liabilities	568,826	618,075

Stockholders' Deficit
Preferred Stock, no par value, 500,000 shares Series A and 200,000 shares Series B authorized. 200,119 shares Series A issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	200,119	200,119
Common Stock, no par value, 10,000,000 shares authorized. 1,450,322 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	86,033	86,033
Paid in Capital	13,508,745	13,491,925
Accumulated Deficit	(14,167,001)	(13,989,036)
Total Stockholders' Deficit	(372,104)	(210,959)
Total Liabilities and Stockholders' Deficit	$196,722	$407,116

See accompanying notes to condensed financial statements

CIMARRON MEDICAL, INC.
(FORMERLY CIMARRON SOFTWARE, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Service Revenue	$36,800	$36,174	$88,600	$76,395
Service Revenue - Related Party	254,458	273,467	489,915	476,078
Total Service Revenue	291,258	309,641	578,515	552,473

Cost of Services	22,568	24,044	45,286	185,564
Cost of Services - Related Party	119,633	130,311	242,801	210,155
Total Cost of Services	142,201	154,355	288,087	395,719

Gross Profit	149,057	155,286	290,428	156,754

General and Administrative Costs	189,494	163,669	343,135	212,302
Professional Fees-Related Party	30,000	30,210	60,000	60,527
Professional Fees	11,158	11,344	46,686	37,356

Loss from Operations	(81,595)	(49,937)	(159,393)	(153,431)

Interest Expense	(8,329)	(8,853)	(18,374)	(17,759)
Interest Income	-	1,590	-	3,435
Loss from Continuing Operations			-	-
Before Income Taxes	(89,924)	(57,200)	(177,767)	(167,755)

Income Tax	198	121	198	121

Net Loss	$(90,122)	$(57,321)	$(177,965)	$(167,876)

Net Loss per Common Share - Basic and Diluted	$(0.06)	$(0.04)	$(0.12)	$(0.12)

Weighted Average Shares Outstanding - Basic and Diluted	1,450,322	1,450,322	1,450,322	1,450,322

See accompanying notes to condensed financial statements

CIMARRON MEDICAL, INC.
(FORMERLY CIMARRON SOFTWARE, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNDAUDITED)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(177,965)	$(167,876)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activites:
Depreciation Expense	4,303	4,996
Imputed Interest on Related Party Notes Payable	16,820	16,985
Changes in:
Accounts Receivable	6,080	(880)
Accounts Receivable - Related Party	103,824	177,238
Prepaid Expense	(2,747)	(1,813)
Accounts Payable	1,075	8,639
Accrued Expenses	(15,429)	16,505
Deferred Revenue	(13,400)	(21,155)
Net Cash From (Used In) Operating Actvities	(77,439)	32,639

Cash Flows from Investing Activities:
Note Receivable - Related Party	-	35,565
Net Cash From Investing Activities	-	35,565

Cash Flows from Financing Activities:
Repayment of Lease Payable	(9,295)	(4,129)
Repayment of Notes Payable - Related Party	(12,200)	-
Net Cash From (Used In) Financing Activities	(21,495)	(4,129)

Net Increase (Decrease) in Cash and Cash Equivalents	(98,934)	64,075

Cash and Cash Equivalents, Beginning of Period	163,772	58,822

Cash and Cash Equivalents, End of Period	$64,838	$122,897

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,552	$414
Income Taxes	$-	$-

See accompanying notes to condensed financial statements

CIMARRON MEDICAL, INC.

(F/K/A CIMARRON SOFTWARE, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

The Company and Nature of Business

Cimarron Medical, Inc., formerly known as Cimarron Software, Inc., (the “Company”) was incorporated under the laws of the State of Utah on February 9, 1995, and is primarily a developer and distributor of customized computer software for use in medical research. On April 23, 2015, the Company amended the Articles of Incorporation to change the name of the Company from “Cimarron Software, Inc.” to “Cimarron Medical, Inc.” so as to reposition the Company in the medical and life sciences industry.

Basis of Presentation

The condensed interim financial information of the Company as of June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014 is unaudited, and the balance sheet as of December 31, 2014 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2015. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.

Note 2 - Related Party Transactions

Notes Payable - Related Party consists of balances due to original founders David Fuhrman and Robert Sargent, for services performed on behalf of the Company. As of June 30, 2015 and December 31, 2014, the Company has related party notes payable totaling $555,272 and $567,472, respectively.

Interest expenses on the related party notes payable accrues at a rate of six percent per annum and was $18,374, of which $16,820 was imputed and $1,554 was paid for in cash, for the six month period ended June 30, 2015 and $17,759, of which $16,985 was imputed and $744 was paid for in cash, for the six month period ended June 30, 2014. The interest on the related party notes was recorded as an increase to equity, since the interest amounts are not expected to be paid out, but are being contributed to the Company by primary shareholders.

A customer of the Company, Data in Motion LLC, is also a related party. This entity is majority owned by the majority shareholder and Chairman of the Company and a relative of the Chairman, though no financial support is provided by the Company to this entity. The Company recorded revenues from this related party of $489,915 (approximately 85% of total revenue) for the six months ended June 30, 2015, and $476,078 (approximately 86% of total revenue) for the six months ended June 30, 2014. In addition, the Company had related party accounts receivable for consulting services provided to this entity amounting to $105,019 and $208,843 as of June 30, 2015 and December 31, 2014, respectively.

Note 3 - Loss per Share

Basic loss per common share is based on the net loss divided by weighted average number of common shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As the Company has a net loss for all periods presented, any potentially dilutive shares are anti-dilutive and are thus not included into the earnings per share calculation. The Company had 466,766 common stock equivalents outstanding consisting of preferred stock and stock options as of June 30, 2015 and 2014. These shares were excluded from the computation of diluted earnings per share as they are anti-dilutive.

Note 4 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2015 and December 31, 2014, the Company had an accumulated deficit of $14,167,001 and $13,989,036, respectively, and negative working capital of $(383,840) and $(224,585), respectively. In addition, the Company had a net loss for the six months ended June 30, 2015 of $177,965 and negative cash flows from operations of $77,439. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company intends to continue to serve its customers as a developer and distributor of customized computer software used in computer research. The Company intends to focus on raising additional capital and finding additional avenues to distribute its software. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. In the event that the Company closes the Merger (defined below), the Company plans to focus on the business of Sun BioPharma (defined below) after closing. Sun BioPharma is a pre-clinical stage drug development company advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a second indication in chronic pancreatitis.There is no assurance that we will be successful in achieving any or all of these objectives.

Note 5 - Merger Agreement

On June 12, 2015, the Company, Sun BioPharma, Inc. (“Sun BioPharma”), and SB Acquisition Corporation, a wholly owned subsidiary of the Company (the “Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was subsequently amended by the parties on August 3, 2015.. Under the terms of the Merger Agreement, as amended, the Merger Subsidiary will merge with and into Sun BioPharma (the “Merger”), and Sun BioPharma will be the surviving corporation to the Merger and become a wholly owned subsidiary of the Company. The Merger is expected to close on or about September 10, 2015, subject to the satisfaction or waiver of customary closing conditions.

As of the effective time of the Merger (the “Merger Time”), each share of Sun BioPharma common stock issued and outstanding immediately prior to the Merger Time (other than dissenting shares) will be cancelled and extinguished and automatically converted into the right to receive four (4) fully paid and non-assessable shares of common stock of the Company (the “Company Common Stock”). The Company will issue to each holder of Sun BioPharma common stock (other than Dissenting Shares) certificates or book entries (as defined in the Merger Agreement) evidencing the number of shares of the Company’s Common Stock determined in accordance with the foregoing. As of June 12, 2015, Sun BioPharma had 6,963,746 shares of common stock issued and outstanding, no shares of preferred stock issued and outstanding, 616,667 shares of common stock issuable pursuant to outstanding convertible notes, 637,500 shares of common stock issuable pursuant to outstanding warrants, 2,059,304 shares of common stock issuable pursuant to outstanding options, and 257,162 options available for issuance.

The Company has made customary representations, warranties and covenants in the Merger Agreement, as amended, including: (i) to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the Merger Time, (ii) not to engage in certain kinds of transactions or take certain actions during such interim period, and (iii) obtain all consents and approvals necessary to consummate the transactions contemplated by the Merger Agreement, as amended.

Additionally, prior to the Merger, Sun BioPharma must undertake efforts to engage in a private placement of Sun BioPharma common stock (any such transaction or series of related transactions is the “Private Placement”). Sun BioPharma is also entitled to grant registration rights to investors in the Private Placement such that, following the Merger, the Company may be obligated to file a registration statement with respect to the resale of Sun BioPharma Common Stock received in the Merger by investors in the Private Placement.

The Merger Agreement, as amended, contains certain termination rights for the Company, Sun BioPharma and the Merger Subsidiary. Among those rights, the Company or Sun BioPharma may, if the Merger Time has not occurred on or before December 31, 2015, or such later date as the Company and Sun BioPharma may mutually agree, terminate the Merger Agreement, as amended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “potential,” “estimate,” “encourage,” “opportunity,” “growth,” “leader,” “expect,” “intend,” “plan,” “expand,” “focus,” “through,” “strategy,” “provide,” “offer,” “allow,” commitment,” “implement,” “result,” “increase,” “establish,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. Our actual results could differ materially from the forward-looking statements.

For the Three and Six-month Periods Ended June 30, 2015 and 2014

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue for the periods indicated in dollars.

	Three Months				Six Months
	2015	%	2014	%	2015	%	2014	%

Revenue	$291,258	100	$309,641	100	$578,515	100	$552,473	100
Cost of Services	142,201	49	154,355	50	288,087	50	395,719	72
Gross Profit (Loss)	149,057	51	155,286	50	290,428	50	156,754	28
Operating Expenses	230,652	79.2	205,223	66.3	449,821	77.8	310,185	56.1
Operating Loss	(81,595)	(28)	(49,937)	(16.1)	(159,393)	(27.6)	(153,431)	(27.8)
Net Loss	$(90,122)	(30.9)	$(57,321)	(18.5)	$(177,965)	(30.8)	$(167,876)	(30.4)

Revenues consist of non-technology integration consulting services, technology integration consulting services, product maintenance, and travel and expenses billed to the customer. Revenues decreased for the three months ended and increased for the six months ended June 30, 2015 compared to the same period in the prior year. Changes in revenue are due to the Company decreasing sales to a related party for the 3 months ended. Revenues increased for the six months ended June 30, 2015 compared to the same period in the prior year due to the Company increasing sales to a customer and a related party.

Cost of Services decreased and gross profit increased during the first quarter 2015 as compared to the same period in the prior year because of lower payroll expenses for Cost of Services and higher payroll expenses for General and Administrative expenses. Overall, efficiencies in software development processes helped the company improve gross margins for the six month period compared to 2014. As a result, expenses that directly relate to revenue consulting, which are recorded as Cost of Services, decreased.

Operating expenses that do not directly relate to revenue consulting, which are recorded as operating expenses, increased due to increases in staff and a concerted effort in sales and marketing expenses compared to 2014 in the six month and three month period.

The following table sets forth key components of our balance sheets as of June 30, 2015 and December 31, 2014, both in dollars.

	2015	2014
Current Assets	$184,986	$391,077
Property and Equipment	8,703	13,006
Total Assets	196,722	407,116
Current Liabilities	568,826	615,662
Non-Current Liabilities	-	2,413
Total Liabilities	568,826	618,075
Stockholder’s Deficit	(372,104)	(210,959)
Total Liabilities and Deficit	$196,722	$407,116

As of June 30, 2015, current assets decreased $206,091 from December 31, 2014 due to decreases in accounts receivable from a related party of $103,824, an decrease in cash of $98,934, an decrease in a accounts receivable of $6,080, and an increase in prepaid expenses of $2,747. Non-current assets decreased due to depreciation expense recorded for the six months ended June 30, 2015. As of June 30, 2015, current liabilities decreased by $46,836 from December 31, 2014 due to a decrease in accrued expenses, notes payable from related party, deferred revenue, and lease payable and partially offset by an increase in accounts payable.

At June 30, 2015, the Company had cash funds of $64,838.

Liquidity and Capital Resources

The Company has been and is currently operating with a relatively low level of cash and cash equivalents and liquidity and that could lead to difficulty if not favorably resolved. The Company desires to improve this situation through additional equity and debt investments in the Company and cash generated from higher revenues.

The Company anticipates that its cash needs for the next twelve months for working capital and capital expenditures will be approximately $120,000. As of June 30, 2015, the Company has $64,838 in cash and believes its current cash and cash flow from operations will be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures, excluding servicing the note payable to related parties. The Company will require additional cash resources due to possible changed business conditions or other future developments. The Company may seek to sell additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Merger and Potential Change of Control

On June 12, 2015, the Company, Sun BioPharma, Inc. (“Sun BioPharma”), and SB Acquisition Corporation, a wholly owned subsidiary of the Company (the “Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was subsequently amended by the parties on August 3, 2015. Under the terms of the Merger Agreement, as amended, the Merger Subsidiary will merge with and into Sun BioPharma (the “Merger”), and Sun BioPharma will be the surviving corporation to the Merger and become a wholly owned subsidiary of the Company. The Merger is expected to close on or about September 10, 2015, subject to the satisfaction or waiver of customary closing conditions.

Also on June 12, 2015, our two directors and majority shareholders, David Fuhrman and Robert Sargent (through his entity, Rare Principle, L.C.), agreed to sell (i) an aggregate of 517,266 shares of common stock, and (ii) a $250,000 portion of loan indebtedness they are owed by the Company, to three unrelated third parties for total consideration of $250,000. Closing of the purchase agreements is contingent on the Company and the Target Company closing the Merger. The loan indebtedness being sold will not be modified from its existing terms and is not convertible into equity. Additionally, on June 12, 2015, three of our non- executive affiliate shareholders entered into stock purchase agreements to sell a total 566,067 shares of common stock to three unrelated third parties at a purchase price of $0.01 per share. Closing of each of these stock purchase agreements is also contingent on the Company and Sun BioPharma closing the Merger. Certain of the purchasers, as set forth below, may be deemed affiliates of Sun BioPharma.

Seller	Purchaser	Shares Sold	Debt Sold
David Fuhrman (1)	Ryan Gilbertson 2012 Family Trust	300,561	$125,000
Rare Principle, L.C. (2)	Douglas Polinsky (3)	216,705	$100,000
Rare Principle, L.C. (2)	Providence Investments LLC (4)	-	$25,000
Cartwright Investments, Ltd (5)	Clearline Ventures, LLC (6)	218,000	-
The Marks Family Limited Partnership (7)	Providence Investments LLC (4)	177,535	-
Doug Adamson	Ryan Gilbertson 2012 Family Trust	170,532	-
Total		1,083,333	$250,000

_______________

(1)	CEO & Director of the Company.
(2)	Robert Sargent, one of the Company"s directors, has sole voting and dispositive power with respect to the securities held in the name of Rare Principle, L.C., and will therefore be considered the beneficial owner of securities held in the name of such entity.
(3)	Douglas Polinsky is a director of the Target Company.
(4)	Christopher Johnson has sole voting and dispositive power with respect to securities held in the name of Providence Investments LLC, and will therefore be considered the beneficial owner of securities held in the name of such entity. Mr. Johnson may be deemed an employee of the Target Company.
(5)	Peter Cartwright has sole voting and dispositive power with respect to the securities held in the name of Cartwright Investments, Ltd, and will therefore be considered the beneficial owner of securities held in the name of such entity.
(6)	Thomas Howells has sole voting and dispositive power with respect to securities held in the name of Clearline Ventures, LLC, and will therefore be considered the beneficial owner of securities held in the name of such entity.
(7)	Andrew Marks has sole voting and dispositive power with respect to securities held in the name of The Marks Family Limited Partnership, and will therefore be considered the beneficial owner of securities held in the name of such entity.

As of the effective time of the Merger (the “Merger Time”), each share of Sun BioPharma common stock issued and outstanding immediately prior to the Merger Time (other than dissenting shares) will be cancelled and extinguished and automatically converted into the right to receive four (4) fully paid and non-assessable shares of common stock of the Company (the “Company Common Stock”). The Company will issue to each holder of Sun BioPharma common stock (other than Dissenting Shares) certificates or book entries (as defined in the Merger Agreement) evidencing the number of shares of the Company’s Common Stock determined in accordance with the foregoing. As of June 12, 2015, Sun BioPharma had 6,963,746 shares of common stock issued and outstanding, no shares of preferred stock issued and outstanding, 616,667 shares of common stock issuable pursuant to outstanding convertible notes, 637,500 shares of common stock issuable pursuant to outstanding warrants, 2,059,304 shares of common stock issuable pursuant to outstanding options, and 257,162 options available for issuance.

The Company has made customary representations, warranties and covenants in the Merger Agreement, as amended, including: (i) to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the Merger Time, (ii) not to engage in certain kinds of transactions or take certain actions during such interim period, and (iii) obtain all consents and approvals necessary to consummate the transactions contemplated by the Merger Agreement, as amended.

Additionally, prior to the Merger, Sun BioPharma must undertake efforts to engage in a private placement of Sun BioPharma common stock (any such transaction or series of related transactions is the “Private Placement”). Sun BioPharma is also entitled to grant registration rights to investors in the Private Placement such that, following the Merger, the Company may be obligated to file a registration statement with respect to the resale of Sun BioPharma Common Stock received in the Merger by investors in the Private Placement.

The Merger Agreement, as amended, contains certain termination rights for the Company, Sun BioPharma and the Merger Subsidiary. Among those rights, the Company or Sun BioPharma may, if the Merger Time has not occurred on or before December 31, 2015, or such later date as the Company and Sun BioPharma may mutually agree, terminate the Merger Agreement, as amended.

In the event that the Company closes the Merger, the Company plans to focus on the business of Sun BioPharma after closing. Sun BioPharma is a pre-clinical stage drug development company advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a second indication in chronic pancreatitis.

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

Our significant accounting policies are summarized in Note 2 of our annual financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. There has been no change in critical accounting policies since our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of services and classified in accrued expenses. There were no uncompleted contracts as of June 30, 2015 and December 31, 2014.

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

Revenue related to product maintenance contracts is recognized on a straight-line basis over the delivery period. The maintenance contracts are generally one year in length. Maintenance fee revenue has been calculated for any portion allocable to the current year with the balance remaining as deferred revenue

Revenues include billings for travel and other out-of-pocket expenses prior to reimbursements to the employee by the Company.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. The updated standard is effective for us in the first quarter of fiscal 2018. Further, we have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, that are of significance or potential significance to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the six months ended June 30, 2015 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2015, there were no pending or threatened lawsuits.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

2.1

Merger Agreement, dated June 12, 2015, by and among Cimarron Medical, Inc., Sun BioPharma, Inc., and SB Acquisition Corporation (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2015)

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated August 3, 2015, by and among Cimarron Medical, Inc., Sun BioPharma, Inc., and SB Acquisition Corporation (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2015)

3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.3	Articles of Restatement (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.4	Articles of Amendment (incorporated by reference to our Form S-1 Registration Statement filed on May 14, 2012)

3.5	Articles of Amendment (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2015)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1	Non-Negotiable Promissory Note (incorporated by reference to our Form S-1/A Registration Statement filed on September 13, 2012)

99.1	Services Agreement (incorporated by reference to our Form S-1/A Registration Statement filed on October 9, 2012)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cimarron Medical, Inc.

Date: August 13, 2015	By:	/s/ David Fuhrman
David Fuhrman
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2015	By:	/s/ David Fuhrman
David Fuhrman
Chief Executive Officer
Chief Financial Officer, and Director

Date: August 13, 2015	By:	/s/ Rob Sargent
Rob Sargent
Director

