Form 10-Q
period 2015-09-30
Sun BioPharma, Inc.
filed 2015-11-16
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File No.: 000-55242

Sun BioPharma, Inc.
(Exact Name of Registrant as Specified in its Charter)

Utah	87-0543922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 Vista Blvd #305, Waconia, Minnesota
(Address of principal executive offices)

(612) 963-3559
(Registrant’s telephone number, including area code)

Cimarron Medical, Inc., 10 W. Broadway, Ste. 700 Salt Lake City, UT 84101
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐ *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

On November 11, 2015, there were 29,892,806 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

Sun BioPharma, Inc.
Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,786	$1,654
Short-term investments, net	—	499
Stock subscription receivable	—	94
Prepaid expenses and other current assets	49	18
Income tax receivable	123	108
Total current assets	1,958	2,373
Other assets, net	83	105
Total assets	$2,041	$2,478

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$638	$335
Accrued expenses	31	132
Demand notes payable	250	—
Total current liabilities	919	467

Long-term liabilities:
Convertible notes payable	2,775	3,000
Long-term debt	300	300
Accrued interest	36	27
Total long-term liabilities	3,111	3,327

Commitments and contingencies (Note 6)

Shareholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value; 100,000,000 and 20,000,000 authorized as of September 30, 2015 and December 31, 2014, respectively; 29,892,806 and 5,688,927 shares issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively	30	6
Additional paid-in capital	10,943	7,264
Accumulated deficit	(12,939)	(8,569)
Accumulated comprehensive loss, net	(23)	(17)
Total shareholders’ deficit	(1,989)	(1,316)
Total liabilities and shareholders’ deficit	$2,041	$2,478

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses
General and administrative	$429	$325	$2,224	$838
Research and development	341	789	1,936	1,692
Operating loss	(770)	(1,114)	(4,160)	(2,530)

Other income (expense):
Interest income	—	2	5	9
Interest expense	(38)	(41)	(117)	(115)
Other income (expense)	(8)	5	(45)	18
Total other income (expense)	(46)	(34)	(157)	(88)

Loss before income tax benefit	$(816)	$(1,148)	$(4,317)	$(2,618)

Income tax benefit	23	4	118	63

Net loss	(793)	(1,144)	(4,199)	(2,555)
Foreign currency translation adjustment gain (loss)	8	(13)	(6)	(2)
Comprehensive loss	$(785)	$(1,157)	$(4,205)	$(2,557)

Basic and diluted net loss per share	$(0.06)	$(0.22)	$(0.49)	$(0.50)
Weighted average shares outstanding – basic and diluted	13,574,929	5,186,268	8,532,816	5,108,656

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Consolidated Statements of Shareholders’ Deficit

(In thousands except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances at December 31, 2014	5,688,927	$6	$7,264	$(8,569)	$(17)	$(1,316)
Exercise of stock options	647,634	1	692	—	—	693
Exercise of stock purchase warrants	500,000	—	375	—	—	375
Conversion of convertible notes payable and accrued interest into common stock	50,194	—	226	—	—	226
Issuance of common stock in a private offering, net of issuance costs of $12	190,625	—	1,513	—	—	1,513
Issuance of common stock for services	33,241	—	42	—	—	42
Share-based compensation expense	—	—	933	—	—	933
Exercise price modification of common stock purchase warrants	—	—	171	(171)	—	—
Merger transaction – See Note 8	22,782,185	23	(273)	—	—	(250)
Net loss	—	—	—	(4,199)	—	(4,199)
Foreign currency translation adjustment, net of taxes of $0	—	—	—	—	(6)	(6)
Balances at September 30, 2015	29,892,806	$30	$10,943	$(12,939)	$(23)	$(1,989)

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,199)	$(2,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	21	20
Non-cash interest expense	9	100
Share-based compensation	933	105
Issuance of common stock for services and technology rights	42	91
Changes in operating assets and liabilities:
Income and other tax receivables	(2)	85
Prepaid expenses	(31)	20
Accounts payable and accrued liabilities	208	(40)
Net cash used in operating activities	(3,019)	(2,174)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	500	—
Net cash provided by investing activities	500	—

Cash flows from financing activities:
Proceeds from issuance of common stock, net of selling costs of $12	1,513	—
Proceeds from issuance of debt	—	2,400
Proceeds from the exercise of stock options	762	11
Proceeds from the exercise of stock purchase warrants	400	—
Net cash provided by financing activities	2,675	2,411

Effect of exchange rate changes on cash and cash equivalents	(23)	(4)

Net increase in cash and cash equivalents	133	233
Cash and cash equivalents at beginning of period	1,653	2,693
Cash and cash equivalents at end of period	$1,786	$2,926

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$87	$34

Supplemental disclosure of non-cash transactions:
Conversion of notes payable into common stock	$226	$—
Notes payable assumed in merger (Note 6)	$250	$—

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.
Notes to Consolidated Financial Statements

1.	Business

Sun BioPharma, Inc., formerly known as Cimarron Medical, Inc., (“Cimarron”) and its wholly-owned subsidiaries, Sun BioPharma Research, Inc. (“SBR”) and Sun BioPharma Australia Pty Ltd. (collectively with Cimarron and SBR, “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a second indication in chronic pancreatitis. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

SBR was incorporated in Delaware in 2011 and entered into an Agreement and Plan of Merger with Cimarron and SB Acquisition Corporation, a wholly owned subsidiary of Cimarron, on June 12, 2015. The resulting merger of SB Acquisition Corporation with and into SBR on September 4, 2015 (the “Merger”) resulted in all of the issued and outstanding common stock of SBR being converted into the right to receive an aggregate of 28,442,484 shares of Cimarron’s common stock, representing four shares of Cimarron common stock for every one share of SBR common stock cancelled in the Merger. As a result of this transaction, former SBR shareholders owned approximately 98.8% of the outstanding capital stock of Cimarron. Concurrent with the completion of the Merger, Cimarron’s name was changed to “Sun BioPharma, Inc.”

Under accounting principles generally accepted in the United States (“US GAAP”), SBR was deemed to be the acquirer for accounting purposes because its legacy shareholders owned a substantial majority of the issued and outstanding shares of Cimarron’s common stock after the Merger. Further, as Cimarron’s business operations and net assets, at the time of the Merger, were nominal relative to SBR’s business operations and net assets, we have accounted for the Merger as a capital transaction and the activity presented in these financial statements represents the current and historical operations of SBR. All share and per share amounts included in these Notes are presented on an as converted basis, which gives effect to the exchange of four shares of Cimarron common stock for every one share of SBR common stock.

See Note 8 for additional information regarding the Merger.

2.	Risks and Uncertainties

The Company operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the Food and Drug Administration (“FDA”) in the United States, the Therapeutic Goods Administration (“TGA”) in Australia, the European Medicines Agency (“EMA”) in the European Union, and comparable agencies in other countries. Obtaining approval for a new pharmaceutical product is never certain, may take many years, and is normally expected to involve substantial expenditures.

We have incurred losses of $13.0 million since Sun BioPharma Delaware’s inception in 2011. For the nine months ended September 30, 2015, we incurred a net loss and negative cash flows from operating activities of $4.2 million and $3.0 million, respectively. We expect to incur substantial losses for the foreseeable future, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and seek to commercialize our primary product candidate, SBP-101. As of September 30, 2015, we had cash and cash equivalents of $1.8 million, working capital of $1.0 million and shareholders’ deficit of $2.0 million. We believe our cash and cash equivalents as of September 30, 2015, will be sufficient to fund our planned operations through the first quarter of 2016. The Company’s principal sources of cash have included the issuance of convertible debt and equity securities.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. SBR’s independent registered public accounting firm, which is also our current independent registered public accounting firm, included a paragraph emphasizing this going concern uncertainty in their audit report on SBR’s 2014 financial statements dated April 16, 2015 (the “2014 Audit Report”) and filed as Exhibit 99.1 to our current report on Form 8-K filed September 11, 2015. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our SBP-101 product candidate. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See note 4 entitled “Liquidity and Management’s Plans.”

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carry amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

3.	Basis of Presentation

We have prepared the accompanying interim consolidated financial statements in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The consolidated balance sheet as of December 31, 2014 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in our current report on Form 8-K filed with the SEC on September 11, 2015 and our other filings with the SEC. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Recently Issued Accounting Pronouncement

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result is debt issuance cost being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2015 (our fiscal 2016). We plan to adopt this guidance in our fiscal year beginning on January 1, 2016 and do not expect the adoption of ASU 2015-03 to have a material impact on our consolidated financial statements.

4.	Liquidity and Management Plans

We will need to seek additional sources of funds to support our current business plans. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk would increase if our clinical data is not positive or economic and market conditions deteriorate.

If we are unable to obtain additional financing when needed, we would need to scale back our operations taking actions that may include, among other things, reducing use of outside professional service providers, reducing staff or staff compensation, significantly modify or delay the development of our SBP-101 product candidate, license to third parties the rights to commercialize our SBP-101 product candidate for pancreatic cancer, acute pancreatitis or other applications that we would otherwise seek to pursue, or cease operations.

Our future success is dependent upon our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States or other markets and ultimately our ability to market and sell our SBP-101 product candidate. If we are unable to obtain additional financing when needed, if our clinical trials are not successful, if we are unable to obtain marketing approval, we would not be able to continue as a going concern and would be forced to cease operations and liquidate our company.

There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, or at all. The sale of additional convertible debt or equity securities would likely result in dilution to our current shareholders.

5.	Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the assets, liabilities and expenses of Sun BioPharma, Inc. and our wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Short-term investments

Short-term investments consisted of a mutual fund investment and are reported at fair value at each reporting period. Short-term investments are considered trading securities by the Company. As such, unrealized gains and losses are included in earnings and recorded as interest income in the accompanying consolidated statements of operations and comprehensive loss.

Debt issuance costs

Costs associated with the issuance of debt instruments are capitalized. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the term of the debt agreements.

Research and development costs

Research and development costs consist of expenses incurred for third-party service providers monitoring and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of SBP-101for use in our pre-clinical studies and expected future clinical trials; consulting resources with specialized expertise related to execution of our development plan for our SBP-101 product candidate; and costs to license and maintain our licensed intellectual property.

We charge research and development costs to operations when incurred. We expense costs associated with obtaining licenses for patented technologies when it is determined there is no alternative future use of the intellectual property subject to the license

Fair Value Determination of the Company’s Common Stock

Prior to becoming a public company, determining the fair value per share or our common stock for use in estimating the fair values of share based payments required making complex and subjective judgments. The Company used the implied valuations based upon the terms from our sales of convertible notes payable to estimate our enterprise value for the dates on which these transactions occurred. The estimated enterprise values considered certain discounts related to control and lack of marketability.

Our board of directors also considered the estimated fair value of our common stock in relation to a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector. Our board of directors also retained an independent financial valuation firm to provide independent estimates of our enterprise value. Until an active trading market develops for our common stock, estimating the fair value per share of our common stock will continue to be highly subjective. There is inherent uncertainty in these estimates.

Share-based compensation

Share-based incentive awards are accounted for under the provisions of FASB ASC 718, Compensation — Stock Compensation, which requires companies to measure and recognize the cost of employee and non-employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation cost is recognized ratably using the straight-line attribution method over the expected vesting period, which is considered to be the requisite service period. We estimate pre-vesting award forfeitures when calculating the compensation costs and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

The fair value of share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term of each award. Expected volatility and forfeiture rates are based primarily on the volatility rates of a set of guideline companies, which consist of public and recently public biotechnology companies. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss in the consolidated statements of changes of shareholders’ deficit. During the three and nine month periods ended September 30, 2015 and 2014, any reclassification adjustments from accumulated other comprehensive loss to operations was inconsequential.

6.	Indebtedness

Long-term debt

On October 26, 2012, SBR entered into an unsecured loan agreement with the Institute for Commercialization of Public Research, Inc. (the "Institute"). Under the terms of the agreement, SBR borrowed $300,000 at a fixed interest rate of 4.125%. No principal or interest payments are due until the maturity date, October 26, 2017, unless a mandatory repayment event occurs. A mandatory repayment event includes, (i) a liquidity event defined as a sale of all or substantially all of the assets of SBR; a merger, consolidation, share exchange or similar transaction as a result of which the persons holding SBR equity constituting a majority of the outstanding equity by voting power or economic participation immediately prior to the transaction hold less than a majority of such voting power or economic participation immediately after such transaction; or a sale or transfer of outstanding equity of SBR in a transaction as a result of which the persons holding SBR equity constituting a majority of the outstanding equity by voting power or economic participation immediately prior to the transaction hold less than a majority of such voting power or economic participation immediately after such transaction, (ii) an event of default, (iii) a failure to maintain a Florida base of operations for more than 6 months, (iv) a sale or transfer of licensed technology, (v) any false representation to the Institute, (vi) a violation of law by SBR or one of its principal officers, or (vii) an achievement of aggregate revenues during any fiscal year of more than $4,000,000 from sales of products and/or services. The long-term debt was assumed by Cimarron in connection with the Merger.

Convertible notes payable

In December 2013, SBR issued a total of $3.0 million of convertible promissory notes (the “Convertible Notes”). The Convertible Notes sales were completed in January 2014 with the receipt of additional proceeds of $100,000. The Convertible Notes accrue interest at 5% per year, payable quarterly, and mature in December 2018. The Convertible Notes were assumed by Cimarron in connection with the Merger. See Note 8 for more information regarding treatment of the Convertible Notes in the Merger

Demand notes payable

As of September 30, 2015, in conjunction with the Merger, and after giving effect to the disposition of the nominal business operations of Cimarron on September 28, 2015, we assumed $250,000 of unsecured demand notes that were previously issued by Cimarron. These demand notes have no stated interest rate or maturity date and accordingly are reported as current liabilities in our consolidated balance sheet. See Note 8 below for additional information regarding the Merger.

7.	Net Loss Per Share

We compute net loss per share by dividing our net loss (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The computation of diluted earnings per share, or EPS, is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Diluted EPS is the same as basic EPS due to common equivalent shares being excluded from the calculation, as their effect is anti-dilutive.

The following table summarizes our calculation of net loss per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(793)	$(1,144)	$(4,199)	$(2,555)
Weighted average shares outstanding—basic and diluted	13,574,929	5,186,268	8,532,816	5,108,656
Basic and diluted net loss per share	$(0.06)	$(0.22)	$(0.49)	$(0.50)

The following outstanding potential common shares are not included in diluted net loss per share calculations as their effects would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee and non-employee stock options	5,043,600	5,287,736	5,043,600	5,287,736
Common shares issuable upon conversion of notes payable	2,466,667	2,667,443	2,466,667	2,667,443
Common shares issuable under common stock purchase warrants	2,550,000	4,650,000	2,550,000	4,650,000

8.	Shareholders’ Equity

Cimarron Medical, Inc. Merger Transaction

On June 12, 2015, SBR entered into an Agreement and Plan of Merger (the “Merger”) with Cimarron and SB Acquisition Corporation, a wholly owned subsidiary of Cimarron. The resulting merger of SB Acquisition Corporation with and into SBR on September 4, 2015, resulted in all of the issued and outstanding common stock of SBR being converted into the right to receive an aggregate of 28,442,484 shares of Cimarron’s common stock, representing four shares of Cimarron common stock for every one share of SBR common stock cancelled in the Merger. All of the shares of common stock issued pursuant to the Merger are “restricted securities” under Rule 144. As a result of this transaction, former SBR shareholders owned approximately 98.8% of the outstanding capital stock, giving SBR’s former shareholders substantial control of Cimarron. In connection with the Merger, Cimarron’s Board of Directors and management team were replaced by members of SBR’s Board of Directors and management team and Cimarron’s name was changed to “Sun BioPharma, Inc.”

In addition, outstanding options and warrants to purchase SBR common stock before the Merger were converted into options and warrants to purchase an aggregate of 5,043,600 shares and 2,550,000 shares, respectively, of Cimarron’s common stock. Approximately $2.8 million aggregate principal amount of SBR outstanding convertible promissory notes were converted into convertible promissory notes payable by Cimarron and convertible into shares of Cimarron common stock at a rate of $1.125 per share. Immediately prior to the Merger, Cimarron had 1,450,322 shares of common stock outstanding with no other capital stock or rights to acquire additional shares outstanding.

Under US GAAP, SBR was deemed to be the acquirer for accounting purposes because its former shareholders owned a substantial majority of the issued and outstanding shares of Cimarron’s common stock after the Merger. Further, as Cimarron’s business operations and net assets, at the time of the Merger, were nominal relative to SBR’s business operations and net assets, we have accounted for the Merger as a capital transaction.

During the nine-months ended September 30, 2015, SBR incurred approximately $325,000 of costs associated with the Merger and as of September 30, 2015, assumed $250,000 of demand notes payable, net, after giving effect to the disposition of the legacy business operations of Cimarron, discussed below. The transaction costs for the Merger are included in general and administrative expenses in our Consolidated Statements of Comprehensive Loss.

Sale of Legacy Cimarron Medical Business Operations

On September 28, 2015, we sold all of our ownership interest in the business operations of Cimarron, which previously had been contributed to our wholly owned subsidiary, Cimarron Medical Software, Inc., to Sampleminded, Inc. In exchange, Sampleminded, Inc. agreed to assume our payment obligations under approximately $305,000 of aggregate principal amount of outstanding promissory notes.

Authorized Capital Stock

Our Amended and Restated Articles of Incorporation authorize our Company to issue up to 110,000,000 shares of capital stock, with 100,000,000 shares designated as common stock, $.001 par value per share, and the remaining 10,000,000 shares available for designation and issuance as shares of preferred stock, $.001 par value per share.

Private Placement

Pursuant to the June 12, 2015 Agreement and Plan of Merger, SBR was obligated to undertake efforts to engage in a private placement of its common stock. On September 4, 2015, immediately prior to the closing of the Merger, SBR sold shares of its common stock for total proceeds of $1,513,000, net of offering costs, which shares ultimately resulted in the issuance of an incremental 762,500 shares of Cimarron common stock in the Merger.

Warrant Exercise Price Adjustment

In April 2015, the Board of Directors of SBR agreed to reduce the exercise price of outstanding warrants issued in connection with certain notes payable from $0.25 per share to $0.1875 per share. This exercise price modification resulted in the recognition of a deemed dividend of $170,625, which was charged to accumulated deficit and credited to additional paid-in-capital. In April and May 2015, SBR received $375,000 from warrant holders who exercised warrants at the reduced price and which ultimately resulted in the issuance of an incremental 2,000,000 shares of Cimarron common stock in the Merger.

Conversion of Promissory Notes

In April and May 2015, three holders of Convertible Notes converted principal of $225,000 and unpaid interest of approximately $1,000 which ultimately resulted in the issuance of an incremental 200,776 shares of Cimarron common stock in the Merger.

9.	Share-Based Compensation

The Sun BioPharma, Inc. 2011 Stock Option Plan (the “Plan”) was adopted by the SBR of Directors in September, 2011 and approved by SBR shareholders in January, 2012. We assumed the Plan as part of the Merger. The Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years and generally vest over zero to two years for employees. Under the Plan, a total of 14,000,000 shares of common stock were originally reserved for issuance. As of September 30, 2015, 4,222,264 shares remained available for the issuance of future grants under the Plan and options to purchase 5,043,600 shares of common stock were outstanding under the Plan.

We recognize share-based compensation based on the value of the portion of awards that are ultimately expected to vest. Guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of a surrendered option. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

We estimate the fair value of share-based awards at the date of grant using the Black-Scholes option pricing model. There were no options granted during the three month period ended September 30, 2015. The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for options issued by the Company during the nine-month period ended September 30, 2015:

Common stock fair value		$1.27
Risk-free interest rate	1.57%	-	1.61%
Expected dividend yield		0%
Expected option life (years)		5.0
Expected stock price volatility	62.60%	–	64.59%

A summary of option activity for the nine months ended September 30, 2015 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2014	5,487,752	$0.24
Granted	5,340,000	0.32
Exercised	(2,590,536)	0.20
Forfeitures	(3,193,616)	0.28
Cancelled	—	—
Options outstanding at September 30, 2015	5,043,600	$0.28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains various forward-looking statements within the meaning of the safe harbor provisions of Section 27 A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth herein and in Part II, Item 1A under the caption “Risk Factors” in this quarterly report on Form 10-Q.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in this document and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake to update any forward-looking statement.

Overview

Sun BioPharma, Inc., formerly known as Cimarron Medical, Inc., (“Cimarron”) and its wholly-owned subsidiaries, Sun BioPharma Research, Inc. (“SBR”) and Sun BioPharma Australia Pty Ltd. (collectively with Cimarron and SBR, “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a second indication in chronic pancreatitis. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

SBR was incorporated in Delaware in 2011 and entered into an Agreement and Plan of Merger with Cimarron and SB Acquisition Corporation, a wholly owned subsidiary of Cimarron, on June 12, 2015. The resulting merger of SB Acquisition Corporation with and into SBR on September 4, 2015 (the “Merger”) resulted in all of the issued and outstanding common stock of SBR being converted into the right to receive an aggregate of 28,442,484 shares of Cimarron’s common stock, representing four shares of Cimarron common stock for every one share of SBR common stock cancelled in the Merger. As a result of this transaction, former SBR shareholders owned approximately 98.8% of the outstanding capital stock, giving SBR’s former shareholders substantial control of Cimarron. In connection with the Merger, Cimarron’s Board of Directors and management team were replaced by members of SBR’s Board of Directors and management team and Cimarron’s name was changed to “Sun BioPharma, Inc.”

Under US GAAP, SBR was deemed to be the acquirer for accounting purposes because its former shareholders owned a substantial majority of the issued and outstanding shares of Cimarron’s common stock after the Merger. Further, as Cimarron’s business operations and net assets, at the time of the Merger, were nominal relative to SBR’s business operations and net assets, we have accounted for the Merger as a capital transaction.

During the nine-months ended September 30, 2015, SBR incurred approximately $325,000 of costs associated with the Merger and as of September 30, 2015, assumed $250,000 of demand notes payable, net, after giving effect to the disposition of the legacy business operations of Cimarron, discussed below. The transaction costs for the Merger are included in general and administrative expenses in our Consolidated Statements of Comprehensive Loss.

On September 28, 2015, we sold all of our ownership interest in the business operations of Cimarron, which previously had been contributed to our wholly owned subsidiary, Cimarron Medical Software, Inc., to Sampleminded, Inc. In exchange Sampleminded, Inc. agreed to assume our payment obligations under approximately $305,000 aggregate principal amount of outstanding promissory notes.

See Note 8 to the Consolidated Financial Statements included elsewhere in this document for additional information regarding the Merger.

In August 2015, the U.S. FDA granted an Investigational New Drug (“IND”) approval for our SBP-101 product candidate and we expect to begin a Phase 1 clinical trial by the end of the year. We estimate that completion of necessary preclinical development work, the completion of a Phase 1 clinical trial in pancreatic cancer and initiation of a Phase 1 clinical trial in pancreatitis, will require additional funding of at least $10 million to $20 million. Additional clinical trials will likely be required for FDA or other similar approvals if the results of the first clinical trial of our SBP-101 product candidate is positive. We estimate that the additional time and cost to obtain FDA and European Medicines Agency (“EMA”) approval and to bring our SBP-101 product candidate to market in these two indications will be 6 to 7 years with related costs up to $200 million.

Financial Overview

We have incurred losses of $13.0 million since inception. For the nine months ended September 30, 2015 and 2014, we incurred net losses of $4.2 million and $2.6 million, respectively, and negative cash flows from operating activities of $3.0 million and $2.2 million, respectively. We expect to incur substantial losses, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash and cash equivalents were $1.8 million as of September 30, 2015, compared to $1.7 million as of December 31, 2014. We believe our cash and cash equivalents as of September 30, 2015, will be sufficient to fund our planned operations through the first quarter of 2016.

We will need additional funds to continue our operations and execute our business plan, including completing our current Phase 1clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is not positive or if economic or market conditions deteriorate.

If we are unable to obtain additional financing when needed, we would need to scale back our operations taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff or staff compensation, significantly modify or delay the development of our SBP-101 product candidate, license to third parties the rights to commercialize our SBP-101 product candidate for pancreatic cancer, acute pancreatitis or other applications that we would otherwise seek to pursue, or cease operations.

Results of Operations

Comparison of the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change
Operating expenses:
General and administrative	$429	$325	32.0%	$2,224	$838	265.4%
Research and development	341	789	(56.8)	1,936	1,692	14.4
Total operating expenses	770	1,114	(30.9)	4,160	2,530	64.4

Other expense, net	(46)	(34)	35.3	(157)	(88)	78.4
Income tax benefit	23	4	475.0	118	63	87.3

Net loss	$(793)	$(1,144)	(30.7)%	$(4,199)	$(2,555)	64.3%

General and administrative expense

Our general and administrative (“G&A”) expenses increased 32.0% to $429,000 in the third quarter of 2015 up from $325,000 in the third quarter of 2014. G&A expenses increased 265.4% to $2.2 million in the nine months ended September 30, 2015 from $838,000 in the nine months ended September 30, 2014. These increases were due primarily to increased legal and accounting fees associated with completing the Merger with Cimarron Medical, Inc., the reporting and compliance requirements associated with being a public company and an increase in share-based compensation.

Research and product development expense

Our research and development (“R&D”) expenses decreased 56.8% to $341,000 in the third quarter of 2015 down from $789,000 in the third quarter of 2014. R&D expenses increased 14.4% to $1.9 million in the nine months ended September 30, 2015 up from $1.7 million in the nine months ended September 30, 2014. The overall increase in R&D expenses is due to increases in preclinical studies and other product development costs. However, activity levels declined in the third quarter of 2015 due to reduced activity levels associated with the transition from pre-clinical to clinical activities as we prepared to initiate our Phase 1 clinical trial.

Other expense, net

Other expense, net, increased 35.3% to $46,000 in the current quarter and increased 78.4% to $157,000 for the nine months ended September 20, 2015 as compared with the same periods in the prior year. Other expense, net, consists primarily of interest expense on convertible promissory notes and long-term debt and foreign currency transaction losses. The current year increases are primarily due to increases in losses associated with transactions in foreign currencies.

Income tax benefit

Income tax benefit increased to $23,000 and $118,000 for the three and nine months ended September 30, 2015, respectively. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2015 and December 31, 2014 and our cash flow data for the nine months ended September 30, 2015 and 2014 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	September 30, 2015	December 31, 2014
Cash and cash equivalents	$1,786	$1,654
Short-term investments	—	499
Working capital	1,039	1,906

	Nine Months Ended September 30,
Cash Flow Data	2015	2014
Cash provided by (used in):
Operating activities	$(3,019)	$(2,174)
Investing activities	500	—
Financing activities	2,675	2,411
Effect of exchange rate changes on cash and cash equivalents	(23)	(4)
Net increase in cash and cash equivalents	$133	$233

Working Capital

Our total cash resources, including short-term investments, totaled $1.8 million as of September 30, 2015, compared to $2.2 million as of December 31, 2014. We had $919,000 in current liabilities, and $1.0 million in working capital as of September 30, 2015, compared to $467,000 in current liabilities and $1.9 million in working capital as of December 31, 2014.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.0 million in the nine months ended September 30, 2015 compared to $2.2 million in the nine months ended September 30, 2014. The net cash used in each of these periods primarily reflects the net loss for these periods, offset in part by non-cash share-based compensation, non-cash interest expense and the effects of changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $500,000 in the nine months ended September 30, 2015 compared to zero in the nine months ended September 30, 2014. Cash provided by investing activities is primarily related to the sale of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.7 million in the nine months ended September 30, 2015, compared to $2.4 million in the nine months ended September 30, 2014. Net cash provided by financing activities was comprised of net proceeds from our sales of convertible debt and common stock in a private placement and through the exercise of stock options and stock purchase warrants.

Capital Requirements

We expect to incur substantial losses, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●	the progress of clinical trials required to support our applications for regulatory approvals, including our Phase 1 clinical trial, a human clinical trial in Australia and the United States;

●	our ability to demonstrate the safety and effectiveness of our SBP-101 product candidate;

●	our ability to obtain regulatory approval of our SBP-101 product candidate in the United States, the European Union or other international markets;

●	the market acceptance and level of future sales of our SBP-101 product candidate;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our SBP-101 product candidate; and

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims.

To date, we have used primarily convertible debt and equity financings to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.

In April 2015, the Company began a private placement of its securities in which we were offering to sell up to $10.0 million of common stock at $2.00 per share. We sold an aggregate of 762,500 shares of our common stock for total proceeds of $1,513,000, net of offering costs, which was completed on September 4, 2015, immediately prior to the closing of the Merger with Cimarron.

Our cash and cash equivalents were $1.8 million as of September 30, 2015, compared to $1.7 million as of December 31, 2014. We believe our cash and cash equivalents as of September 30, 2015, will be sufficient to fund our planned operations through the first quarter of 2016. Although we do not have any current capital commitments, we expect that we will increase our projected expenditures once we have additional capital on hand in order to continue our efforts to grow our business and complete our Phase 1 clinical trial for our SBP-101 product candidate. Accordingly, we expect to make additional expenditures in product development to continue enhancing our current products. We also expect to invest in research and development efforts of follow-on products. However, we do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions.

As of September 30, 2015, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

We will need additional funds to continue our operations thereafter and execute our business plan, including completing our current Phase 1 clinical, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

If we are unable to obtain additional financing when needed, we would need to scale back our operations taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff or staff compensation, significantly modify or delay the development of our SBP-101 product candidate, license to third parties the rights to commercialize our SBP-101 product candidate for pancreatic cancer, acute pancreatitis or other applications that we would otherwise seek to pursue, or cease operations.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interests of our current shareholders would be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current shareholders. If we issue preferred stock, it could affect the rights of our shareholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our regulatory approvals and commercialization goals and harm our business.

Our future success is dependent upon our ability to obtain additional financing, the success of our current Phase 1 clinical trial and required future trials, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, the European Union and other international markets. If we are unable to obtain additional financing when needed, if our Phase 1 clinical trial is not successful, if we do not receive regulatory approval required future trials or if once these studies are concluded, we do not receive marketing approval for our SBP-101 product candidate, we would not be able to continue as a going concern and would be forced to cease operations. The interim financial statements included in this report have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

Indebtedness

We currently have $2,775,000 outstanding in convertible promissory notes that accrue annual interest of 5%, payable quarterly, and are convertible into common stock at $1.125 per share. These notes mature in December 2018. We have $300,000 outstanding in an unsecured loan that accrues annual interest of 4.125%. All principal and accrued interest on this loan are payable in October 2017. We also have $250,000 of unsecured demand notes which we assumed in connection with the Merger. These demand notes have no stated interest rate or maturity date.

Critical Accounting Policies and Estimates

Our significant accounting policies are set forth in notes accompanying the consolidated financial statements included in this document. The accounting policies used in preparing our interim fiscal 2015 condensed consolidated financial statements are the same as those described in current report on Form 8-K filed with the SEC on September 11, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), that have or are reasonably likely to have a material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s predecessor, Cimarron Medical, Inc., and its management were previously responsible for disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). On September 4, 2015, SB Acquisition Corporation, a wholly owned subsidiary of Cimarron, acquired SBR, a privately held company, and its affiliated companies, in the Merger which was accounted for as a reverse merger. Upon the consummation of the Merger, Cimarron’s former internal controls and management were replaced by the internal controls and members of the management of SBR. This quarterly report on Form 10-Q for the three and nine-months ended September 30, 2015 is the first quarterly report that has been filed with respect to the assets and operations of SBR.

Our new and current management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of the date of this filing, management has not identified any material weaknesses but believes that it does have a significant deficiency in that it has insufficient personnel resources within the accounting function to fully segregate the duties over financial transaction processing and reporting. Management has mitigated this deficiency primarily through greater involvement in the review and monitoring of financial transaction processing and reporting by executive and senior management.

We believe that our internal control system provides reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Therefore, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time.

Notwithstanding the foregoing, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

As described above, on September 4, 2015, in connection with the Merger, the Board of Directors and management team of Cimarron was replaced by members of SBR’s Board of Directors and management team. As of that date, SBR’s management became responsible for the preparation of the consolidated financial statements and related financial information appearing in this quarterly report on Form 10-Q. Accordingly, as a result of the Merger, all of the internal controls over financial reporting (“ICFR”) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR have changed, and the controls, processes and systems in place at the Company prior to the Merger should no longer be relied upon.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

Investing in our common stock involves risks. You should carefully consider the risks described below, in addition to the other information contained in this report, before investing in our common stock. Realization of any of the following risks, or adverse results from any matter listed under “Information Regarding Forward-Looking Statements,” could have a material adverse effect on our business, financial condition, cash flows and results of operations and could result in a decline in the trading price of our common stock. You might lose all or part of your investment. This report also contains forward-looking statements, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements, estimates and projections as a result of specific factors, including the risks described below.

Risks Related to Our Business

We are a company with limited revenue history for you to evaluate our business.

Our combined Company has limited operating history for you to consider in evaluating our business and prospects. As such, it is difficult for potential investors to evaluate our business.

SBR has experienced negative cash flows for its operating activities since inception, primarily due to the investments required to commercialize our primary drug candidate, SBP-101. Its financing cash flows were positive due to the proceeds from equity and promissory notes issuances. SBR’s net cash used in operating activities for 2015 was approximately $3.0 million.

Our combined operations are subject to all of the risks, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the pharmaceutical and biotechnology industries in which we compete. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

As a result of our current lack of financial liquidity, we and our auditors have expressed substantial doubt regarding our ability to continue as a “going concern.”

As a result of our current lack of financial liquidity, our auditors’ report for our 2014 financial statements, which are included as part of this report, contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

Our continuation as a “going concern” is dependent upon, among other things, achieving positive cash flow from operations and, if necessary, augmenting such cash flow using external resources to satisfy our cash needs. Our plans to achieve positive cash flow include engaging in offerings of securities, negotiating up-front and milestone payments on pipeline products under development or royalties from sales of our products that secure regulatory approval and any milestone payments associated with such approved products. These cash sources could, potentially, be supplemented by financing or other strategic agreements. However, we may be unable to achieve these goals and therefore may be unable to continue as a going concern.

Our lack of diversification increases the risk of an investment in our Company, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our board of directors has centered our attention on SBR’s drug development activities, which are initially focused on the polyamine analogue compound it has licensed from the University of Florida Research Foundation, Inc. (“UFRF”). Our ability to diversify our investments will depend on our access to additional capital and financing sources and the availability and identification of suitable opportunities.

Larger companies have the ability to manage their risk by diversification. However, we lack and expect to continue to lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting pharmaceutical and biotechnology industries in which we compete than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

We may be unable to obtain the additional capital that is required to execute our business plan, which could restrict our ability to grow.

We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital and may not be sufficient to fund our expected continuing opportunities. We likely will require additional capital to continue to operate our business.

Future acquisitions, research and development and capital expenditures, as well as our administrative requirements (such as clinical trial costs, salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow. There is no guarantee that we will be able to raise any required additional capital to fund our ongoing business.

We intend to pursue sources of additional capital through various financing transactions or arrangements, including collaboration arrangements, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our operations going forward.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our shareholders. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the pharmaceutical and other drug development industries in particular), our status as a new enterprise without a significant demonstrated operating history, the limited diversity of our activities and/or the loss of key personnel. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

• meet our capital needs;

• expand our systems effectively or efficiently or in a timely manner;

• allocate our human resources optimally;

• identify and hire qualified employees or retain valued employees; or

• incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our business. We have a small management team, and the loss of a key individual or inability to attract suitably qualified staff could materially adversely impact our business.

Our success depends on the ability of our management, employees and joint venture partner to interpret market data correctly and to interpret and respond to economic market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We will seek to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with these new or revised accounting standards. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

We have only recently commenced operations and may never achieve profitability. If we continue to incur operating losses, we may be unable to continue our operations.

We commenced operations in 2011. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

The market for our product candidate is highly competitive and is subject to rapid scientific change, which could have a material adverse effect on our business, results of operations and financial condition.

The pharmaceutical and biotechnology industries in which we compete are highly competitive and characterized by rapid and significant technological change. We face intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Some of these organizations are pursuing products based on technologies similar to our technology. Other of these organizations have developed and are marketing products, or are pursuing other technological approaches designed to produce products that are competitive with our product candidates in the therapeutic effect these competitive products have on the disease targeted by our product candidate. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than any that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product candidate.

Many of our competitors are substantially larger than we are and have greater capital resources, research and development staffs and facilities than we have. In addition, many of our competitors are more experienced in drug discovery, development and commercialization, obtaining regulatory approvals, and drug manufacturing and marketing.

We anticipate that the competition with our product candidate and technology will be based on a number of factors including product efficacy, safety, availability, and price. The timing of market introduction of our planned future product candidates and competitive products will also affect competition among products. We expect the relative speed with which we can develop our product candidate, complete the required clinical trials, establish a strategic partner and supply appropriate quantities of the product candidate for late stage trials, if required, to be important competitive factors. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection in non-U.S. markets which we currently do not have, or otherwise develop proprietary products or processes and to secure sufficient capital resources for the period between technological conception and commercial sales or out-license to a pharmaceutical partner. If we fail to develop and deploy our proposed product candidate in a successful and timely manner, we will in all likelihood not be competitive.

Our product candidate is based on new technology and, consequently, is inherently risky. Concerns about the safety and efficacy of our product candidate could limit our future success.

We are subject to the risks of failure inherent in the development of product candidates based on new technologies. These risks include the possibility that any product candidates we create will not be effective, that our current product candidate will be unsafe or otherwise fail to receive the necessary regulatory approvals or that our product candidate will be hard to manufacture on a large scale or will be uneconomical to market.

Many pharmaceutical products cause multiple potential complications and side effects, not all of which can be predicted with accuracy and many of which may vary from patient to patient. Long term follow-up data may reveal additional complications associated with our product candidate. The responses of potential physicians and others to information about complications could materially affect the market acceptance of our product candidate, which in turn would materially harm our business.

Clinical trials required for our product candidate are expensive and time-consuming, and their outcome is highly uncertain. If any of our drug trials are delayed or yield unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our product candidate.

We must conduct extensive testing of our product candidate before we can obtain regulatory approval to market and sell it. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan or protocol. A clinical trial may fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting. Many clinical trials are conducted under the oversight of Independent Data Monitoring Committees (“IDMCs”). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial’s continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results.

We will need to reevaluate our product candidate if it does not test favorably and either conduct new trials, which are expensive and time consuming, or abandon our drug development program. Even if we obtain positive results from preclinical or clinical trials, we may not achieve the same success in future trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, even after promising results have been obtained in earlier trials. The failure of clinical trials to demonstrate safety and effectiveness for the desired indication could harm the development of our product candidate, and our business, financial condition, and results of operations may be materially harmed.

Regulatory and legal uncertainties could result in significant costs or otherwise harm our business.

In order to manufacture and sell our product candidate, we must comply with extensive international and domestic regulations. In order to sell our product candidate in the U.S., approval from the FDA is required. The FDA approval process is expensive and time-consuming. We cannot predict whether our product candidate will be approved by the FDA. Even if our product candidate is approved, we cannot predict the time frame for approval. Foreign regulatory requirements differ from jurisdiction to jurisdiction and may, in some cases, be more stringent or difficult to obtain than FDA approval. As with the FDA, we cannot predict if or when we may obtain these regulatory approvals. If we cannot demonstrate that our product candidate can be used safely and successfully in a broad segment of the patient population on a long-term basis, our product candidate would likely be denied approval by the FDA and the regulatory agencies of foreign governments.

We may be unable to formulate or manufacture our product candidate in a way that is suitable for clinical or commercial use.

Changes in product formulations and manufacturing processes may be required as our product candidate progresses in clinical development and is ultimately commercialized. If we are unable to develop suitable product formulations or manufacturing processes to support large scale clinical testing of our product candidate, we may be unable to supply necessary materials for our clinical trials, which would delay the development of our product candidate. Similarly, if we are unable to supply sufficient quantities of our product candidate or develop product formulations suitable for commercial use, we will not be able to successfully commercialize our product candidate.

We lack sales, marketing and distribution capabilities and will rely on third parties to market and distribute our product candidate, which may harm or delay our product development and commercialization efforts.

We currently have no sales, marketing, or distribution capabilities and do not intend to develop such capabilities in the foreseeable future. If we are unable to establish sales, marketing or distribution capabilities either by developing our own sales, marketing, and distribution organization or by entering into agreements with others, we may be unable to successfully sell any products that we are able to begin to commercialize. If we, and our strategic partners, are unable to effectively sell our products, our ability to generate revenues will be harmed. We may not be able to hire, in a timely manner, the qualified sales and marketing personnel for our needs, if at all. In addition, we may not be able to enter into any marketing or distribution agreements on acceptable terms, if at all. If we cannot establish sales, marketing and distribution capabilities as we intend, either by developing our own capabilities or entering into agreements with third parties, sales of future products, if any, will be harmed.

UFRF, our sole licensor, may under certain circumstances terminate our license agreement, which is required for us to conduct our proposed business.

Our license agreement with UFRF provides UFRF the right to terminate our agreement upon written notice to us if we do not meet all of our requirements under the license agreement that requires us to file an IND application with the FDA, have a commercial sale of a licensed product within an agreed upon period of time and raise certain amounts of capital. If the license or any other agreement we enter into with UFRF is terminated for any reason, our business will be materially adversely affected, and our business will in all likelihood fail.

If we are unable to obtain, maintain and enforce our proprietary rights, we may not be able to compete effectively or operate profitably.

We have entered into a license agreement with UFRF. The patents underlying the licensed intellectual property and positions, and those of other biopharmaceutical companies, are generally uncertain and involve complex legal, scientific and factual questions.

Our ability to develop and commercialize drugs depends in significant part on our ability to: (i) obtain and/or develop broad, protectable intellectual property; (ii) obtain additional licenses to the proprietary rights of others on commercially reasonable terms; (iii) operate without infringing upon the proprietary rights of others; (iv) prevent others from infringing on our proprietary rights; and (v) protect our trade secrets.

Patents that we may acquire and those that might be issued in the future, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology we develop. Because of the extensive time required for development, testing and regulatory review of a potential product candidates, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage of the patent.

Because patent applications in the US and many foreign jurisdictions are typically not published until at least 12 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that either we or our licensors were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in these patent applications.

Additionally, UFRF previously elected to seek protection for certain elements of the licensed technology only in the United States, and the time to file for international patent protection has expired. This limits the strength of the Company’s intellectual property position in certain markets and could affect the overall value of the Company to a potential corporate partner.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may become a party to various types of patent litigation or other proceedings regarding intellectual property rights from time to time even under circumstances where we are not using and do not intend to use any of the intellectual property involved in the proceedings.

The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation or proceedings more effectively than we will be able to because our competitors may have substantially greater financial resources. If any patent litigation or other proceeding is resolved against us, we or our collaborators may be enjoined from developing, manufacturing, selling or importing our drugs without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license(s) on commercially acceptable terms or at all.

Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

We may be required to defend lawsuits or pay damages for product liability claims.

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and in the sale of products after regulatory approval. Product liability claims, regardless of their merits, could exceed policy limits, divert management’s attention, and adversely affect our reputation and the demand for our product. In any such event, your investment in our securities could be materially and adversely affected.

Federal and state pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.

The Food and Drug Administration Modernization Act (the “FDMA”), established a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions in order to promote public awareness of and access to these clinical trials. Under the FDMA, pharmaceutical manufacturers and other trial sponsors are required to post the general purpose of these trials, as well as the eligibility criteria, location and contact information of the trials. Failure to comply with any clinical trial posting requirements could expose us to negative publicity, fines and other penalties, all of which could materially harm our business.

In recent years, several states, including California, Vermont, Maine, Minnesota, New Mexico and West Virginia have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports on sales, marketing, pricing and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. Unless we are in full compliance with these laws, we could face enforcement actions and fines and other penalties and could receive adverse publicity, all of which could harm our business.

If the product candidate we develop becomes subject to unfavorable pricing regulations, third party reimbursement practices or healthcare reform initiatives, our ability to successfully commercialize our product candidate may be impaired.

Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third party payors to contain or reduce the costs of health care through various means. We expect a number of federal, state and foreign proposals to control the cost of drugs through government regulation. We are unsure of the impact recent health care reform legislation may have on our business or what actions federal, state, foreign and private payors may take in response to the recent reforms. Therefore, it is difficult to predict the effect of any implemented reform on our business. Our ability to commercialize our product candidate successfully will depend, in part, on the extent to which reimbursement for the cost of such product candidate and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the US, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third party payors for use of our product candidates, our product candidates may fail to achieve market acceptance and our results of operations will be harmed.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and subjects additional drugs to lower pricing under the 340B drug pricing program by adding new entities to the program.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN BIOPHARMA, INC.

Date: November 16, 2015	/s/ David B. Kaysen
David B. Kaysen
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	/s/ Scott Kellen
Scott Kellen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 000-55242.

Exhibit No.	Description	Manner of Filing
2.1

Agreement and Plan of Merger, dated June 12, 2015, by and among Sun BioPharma, Inc. (f/k/a Cimarron Medical, Inc.), Sun BioPharma Research, Inc. (f/k/a Sun BioPharma, Inc.), and SB Acquisition Corporation (incorporated by reference to Exhibit 2.1 to current report on Form 8-K filed June 18, 2015)

Incorporated by Reference

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated August 3, 2015 (incorporated by reference to Exhibit 2.1 to current report on Form 8-K filed August 4, 2015)	Incorporated by Reference

3.1	Composite Amended and Restated Articles of Incorporation, as amended through September 4, 2015	Filed Electronically

3.2	Amended and Restated Bylaws, as amended through September 24, 2015 (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed September 30, 2015)	Incorporated by Reference

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 11, 2015)	Incorporated by Reference

4.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed September 11, 2015)	Incorporated by Reference

4.3	Form of Warrant to Purchase Shares of Stock (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed September 11, 2015)	Incorporated by Reference

10.1*	Sun BioPharma, Inc. 2011 Stock Option Plan (as amended through January 1, 2015) (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 11, 2015)	Incorporated by Reference

10.2*	Form of Incentive Stock Option Agreement for awards under 2011 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed September 11, 2015)	Incorporated by Reference

10.3*	Form of Non-Qualified Stock Option Agreement for awards under 2011 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed September 11, 2015)	Incorporated by Reference

10.4	Indemnification Agreement, dated September 4, 2015 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed September 11, 2015)	Incorporated by Reference

10.5**

Standard Exclusive License Agreement by and between the University of Florida Research Foundation, Inc. and Sun BioPharma, Inc., dated December 22, 2011 (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed September 11, 2015)

Incorporated by Reference

31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed Electronically

31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed Electronically

Exhibit No.	Description	Manner of Filing
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101

Financial statements from the quarterly report on Form 10-Q of Sun BioPharma, Inc. for the quarter ended September 30, 2015, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Furnished Electronically

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
**

Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.