Form 10-K
period 2015-12-31
Sun BioPharma, Inc.
filed 2016-03-08
CIK 1029125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission file number: 000-55242

SUN BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation)	87-0543922 (IRS Employer Identification No.)
712 Vista Blvd, #305
Waconia, Minnesota	55387
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 479-1196

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to price at which the registrant’s common stock was last sold as of June 30, 2015 (the last trading day of the registrant’s second fiscal quarter) was $75,429.

As of March 1, 2016, there were 29,892,806 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the annual meeting of shareholders to be held in 2016 are incorporated by reference into Part III of this report.

i

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include:

●	the fact that we are a company with limited operating history for you to evaluate our business;

●	our lack of diversification and the corresponding risk of an investment in our Company;

●	potential deterioration of our financial condition and results due to failure to diversify;

●	our ability to obtain additional capital, on acceptable terms or at all, required to implement our business plan; and

●	other risk factors included under the caption “Risk Factors” starting on page of this report.

You should read the matters described in “Risk Factors” and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. You should read this report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

We caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in Part I, Item 1A, of this annual report, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties, including those described in Part I, Item 1A, of this annual report. The risks and uncertainties described in Part I, Item 1A, of this annual report are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise shareholders and investors to consult any further disclosures we may make on related subjects in our subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”).

 ii

Jumpstart Our Business Startups Act Disclosure

Our company qualifies as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as further amended by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

●	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

●	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

●	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

●	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

As an emerging growth company, we are exempt from various reporting requirements. Specifically, the Company is exempt from the following provisions:

●	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

●	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

●

Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to not use the extended transition period for complying with these new or revised accounting standards and such election is irrevocable pursuant to Section 107 of the JOBS Act.

 iii

PART I

Item 1.	Business

As used in this report, unless specifically indicated, the terms “Sun BioPharma,” the “Company,” “we,” “us,” “our” and similar references refer to Sun BioPharma, Inc. its wholly-owned subsidiary, Sun BioPharma Research, Inc. (“SBR”), and SBR’s wholly-owned subsidiary, Sun BioPharma Australia Pty Ltd. The term “common stock” refers to our common stock, par value $0.001 per share. All references to the “business” of the Company in this report are to the continuing operations of the Company after the completion of the merger discussed under the heading “Recent Transactions” below, which are conducted primarily through SBR and its subsidiary.

Overview

We are a clinical stage drug development company founded with technology licensed from the University of Florida. We have exclusively licensed the worldwide rights to a compound derived from this technology, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”). SBP-101 exhibits extraordinary specificity for the exocrine pancreas, with therapeutic potential for both pancreatic cancer and pancreatitis indications. Studies in dogs revealed ablation, or “chemical resection,” of the exocrine pancreatic architecture, while leaving the islet cells functionally unchanged. We may refer to this effect as: “pharmaceutical pancreatectomy with islet auto-transplant” (PP-IAT). Xenograft studies of human pancreatic cancer cells transplanted into mice indicate that SBP-101 suppresses both primary and metastatic growth of these cells. To facilitate and accelerate the development of this compound in the pancreatic cancer indication, SBR has also acquired data and materials related to this technology from other researchers. We believe that SBP-101, if successfully developed, may represent a novel approach that effectively treats pancreatic cancer and pancreatitis, and could become the dominant product in these markets. Only three first-line treatment options for pancreatic cancer have been approved by the United States Food & Drug Administration (“FDA”) in the last 20 years, and no drugs have been approved for the treatment of patients with pancreatitis.

We estimate that completion of necessary preclinical development work, the completion of a Phase 1 clinical trial in pancreatic cancer and the initiation of a Phase 1 clinical trial in pancreatitis will require additional funding of at least $10 million to $20 million, in addition to amounts SBR had raised through the effective time of the merger discussed in further detail under the heading “Recent Transactions” below. Additional clinical trials will be required for FDA approval if the results of the Phase 1 clinical trials are positive. We estimate that the additional time and cost to obtain FDA and European Medicines Agency (EMA) approval and to bring SBP-101 to market for these two indications will be 6 to 7 years with related costs up to $200 million.

With the approximately $11.5 million that we have raised since our inception, from a variety of sources, SBR was organized, evaluated and secured the intellectual property for its core technology, and completed initial non-clinical steps in the development plan for SBP-101. An Investigational New Drug (“IND”) application was submitted to the FDA on behalf of SBR on May 18, 2015, and granted by the FDA in August 2015. We enrolled the first patients in our Phase 1 clinical trial of SBP-101 for pancreatic cancer in January 2016.

Recent Transactions

On September 4, 2015, our wholly owned subsidiary, SB Acquisition Corporation merged with and into SBR (the “Merger”), which resulted in SBR becoming a wholly owned subsidiary of our Company and all of the issued and outstanding common stock of SBR being converted into the right to receive an aggregate of 28,442,484 shares of our common stock, representing four shares of our common stock for every one share of SBR common stock cancelled in the Merger. All of the shares of common stock issued pursuant to the Merger were “restricted securities” under Rule 144 promulgated under the Securities Act. Immediately following the Merger, former SBR shareholders owned approximately 98.8% of our outstanding capital stock, giving SBR’s former shareholders substantial control of our Company. Also, in connection with the Merger, our Board of Directors and management team were replaced by members of SBR’s board of directors and management team and our name was changed to “Sun BioPharma, Inc.”

On September 28, 2015, we sold all of our ownership interest in our business operations prior to the Merger, which previously had been contributed to our then wholly owned subsidiary, Cimarron Medical Software, Inc., to Sampleminded, Inc. In exchange, Sampleminded, Inc. agreed to assume our payment obligations under approximately $305,000 of aggregate principal amount of outstanding promissory notes.

Introduction

An effective treatment for pancreatic cancer remains a major unmet medical need. Adenocarcinoma of the pancreas, which accounts for 95% of all cases of pancreatic cancer, originates in the exocrine system of the pancreas. The exocrine system is responsible for producing digestive enzymes and is comprised primarily of acinar and ductal cells. Locally advanced or metastatic adenocarcinoma of the pancreas has a median overall survival rate of 8 to 11 months in patients with favorable prognostic signs and optimal chemotherapy. In 2014, more than 45,000 Americans, and over 300,000 persons worldwide, were diagnosed with this disease. Pancreatic cancer is ranked ninth among all cancers in terms of occurrence, but is currently the third-leading cause of cancer death in the United States. A recent report from the Pancreatic Cancer Action Network states that pancreatic cancer deaths in the U.S. have surpassed those from breast cancer and will soon surpass deaths from colorectal cancer, where earlier detection and modestly successful drug interventions have been developed, to rank number two in deaths, behind only lung cancer in 2020. The five-year survival rate for pancreatic cancer remains at less than seven percent (7%), and there has been little significant improvement in survival since gemcitabine was approved in the U.S. in 1996.

Early diagnosis of pancreatic cancer is often delayed because the initial clinical signs and symptoms are vague and non-specific. By the time of diagnosis, the cancer often is locally advanced, or metastatic, usually spread to regional lymph nodes, liver, lung and peritoneum, and is seldom amenable to surgical resection, or removal, with curative intent.

Currently, surgical resection offers the only potentially curative therapy, but most patients have disease that is unresectable at the time of diagnosis. The prognosis for these patients is poor and most die from complications related to progression. Treatment for metastatic disease is limited to chemotherapy. Current chemotherapy treatment regimens vary from single agent gemcitabine and various gemcitabine combinations to the multi-drug FOLFIRINOX (Conroy NEJM 2011) regimen, frequently supplemented with white blood cell (“WBC”) growth factors. Compared to gemcitabine alone, these combination therapies deliver to carefully selected patients with good performance status median survival benefits ranging from 7 weeks (Von Hoff NEJM 2013) to 4 months (Conroy NEJM 2011).

It has been demonstrated that SBP-101 induces apoptosis in the acinar and ductal cells of the pancreas by activation of caspase 3. In animal models at two independent laboratories, SBP-101 has demonstrated nearly complete suppression of transplanted human pancreatic cancer tumor growth, including metastases. We intend to develop and commercialize SBP-101 as a unique and novel targeted approach to treating pancreatic cancer. We also intend to continue evaluation of the potential value of SBP-101 in the treatment of patients with pancreatitis.

Pancreatic Cancer

Adenocarcinoma of the pancreas afflicts approximately 61,000 people in the European Union (Eurostat 2014), nearly 45,000 people in the United States annually, and 337,000 people worldwide (World Health Organization 2014). It is the seventh leading cause of death from cancer in Europe (GLOBOCAN 2012) and the third leading cause of death from cancer in the United States (SEER Cancer Statistics Factsheets 2014). Pancreatic ductal adenocarcinoma (“PDA”) represents approximately 95% of all pancreatic cancers. Considering that the median overall survival for previously untreated patients with good performance status is between 8.5 months (Von Hoff 2013) and 11.1 months (Conroy 2011) with the best available treatment regimens, effective treatment for PDA remains a major unmet medical need.

Early diagnosis of pancreatic cancer is usually delayed because the initial clinical signs and symptoms are vague and non-specific. The most common presenting symptoms include weight loss, epigastric (upper central region of the abdomen) and/or back pain, and jaundice. The back pain is typically dull, constant, and of visceral origin radiating to the back, in contrast to the epigastric pain which is vague and intermittent. Less common symptoms include nausea, vomiting, diarrhea, anorexia, and glucose intolerance (Hidalgo 2010). By the time the diagnosis is made, the cancer often is locally advanced or metastatic, usually spread to regional lymph nodes, liver, lung and peritoneum, and is seldom amenable to surgical resection with curative intent.

For the minority of patients who present with resectable disease, surgery is the treatment of choice. Depending on the location of the tumor the operative procedures may involve cephalic pancreatoduodenectomy (Whipple procedure), distal pancreatectomy or total pancreatectomy. Pancreatic enzyme deficiency and diabetes are frequent complications of these procedures. Up to 70% of patients with pancreatic cancer present with biliary obstruction, that can be relieved by percutaneous or endoscopic stent placement. However, even if the tumor is fully resected, the outcome in patients with pancreatic cancer is disappointing (Hidalgo 2010, Seufferlein 2012). Post-operative administration of chemotherapy improved progression-free and overall survival in three large, randomized clinical trials (Hidalgo 2010), but median post-surgical survival in patients treated in all three trials was similar: only 20-22 months.

For the majority of patients who present with unresectable locally advanced or metastatic disease, management options range from chemotherapy alone to combined forms of treatment with chemoradiation therapy and chemotherapy. However, due to the increased toxicity of combined treatment, randomized trials of such combined regimens have had low enrollment, precluding a firm conclusion as to any advantage of adding chemoradiation to chemotherapy (Hidalgo 2010).

Gemcitabine was the first chemotherapeutic agent approved for the treatment of PDA, providing a median survival duration of 5.65 months (Burris 1997). Gemcitabine monotherapy was the standard of care for patients with metastatic pancreatic cancer until combination therapy with gemcitabine plus erlotinib (Tarceva®) was shown to increase median survival by 2 weeks. This modest benefit was tempered by a significant side effect profile and high cost, limiting its adoption as a standard treatment regimen. More recently, the multidrug chemotherapy combination of leucovorin, fluorouracil, irinotecan, and oxaliplatin (FOLFIRINOX) was shown to provide a median survival benefit of 4.3 months (OS = 11.1 months) over gemcitabine alone (6.8 months), but its side effect profile limits the regimen to select patients with a good performance status and often requires supplementation with WBC growth factor therapy. Nab-paclitaxel (Abraxane®) received marketing authorization for use in combination with gemcitabine after showing an increase in overall survival of 7 weeks compared to gemcitabine alone (Von Hoff 2013). Thus, combination therapies have demonstrated limited survival benefit compared to gemcitabine alone as summarized in the table below (Thota 2014). Other drugs are currently under investigation, but none have received marketing authorization for the first-line treatment of PDA.

Current Treatment Approaches: Survival & Toxicity Profiles Across Three Major Positive Clinical Trials

	Gemcitabine vs. Gemcitabine/Erlotinib Phase 3 trial		ACCORD 11 Trial		Metastatic Pancreatic Adenocarcinoma Clinical Trial (MPACT)
	Gemcitabine	Bencitabine/ Erlotinib	Gemcitabine	FOLFIRINOX1	Gemcitabine	Gemcitabin/ Nab-Pacilataxel
One-Year survival	17%	23%	20.6%	48.4%	22%	35%
Median Overall Survival (months)	5.91	6.24	6.8	11.1	6.7	8.5
Median Progression-Free Survival (months)	3.55	3.75	3.3	6.4	3.7	5.5
Overall Response Rate	8%	8.6%	9.4%	31.6%		2%3
Toxicity
Neutropenia	–	–	21%	45.7%	27%	38%
Febrile neutropenia	–	–	1.2%	5.4%	1%	3%
Thrombocytopenia	–	–	3.6%	9.1%	9%	13%
Diarrhea	2%	6%	1.8%	12.7%	1%	6%
Sensory neuropathy	–	–	0	9%	1%	17%
Fatigue	15%	15%	17.8%	23.6%	7%	17%
Rash	6%	1%	–	–	–	–
Stomatitis	<1%	0%	–	–	–	–
Infection	17%	16%	–	–	–	–

Source: Thota R et al., Oncology 2014; Jan 28(1):70–74

1 FOLFIRINOX represents leucovirin, fluorouracil, irinotecan, and oxaliplatin.

Chronic Pancreatitis

A second potential indication for SBP-101 is treatment of patients with the serious and potentially life-threatening condition of chronic pancreatitis. Chronic pancreatitis occurs in about 10% of the approximately 300,000 patients who suffer from acute pancreatitis annually in the US. Pancreatitis is a painful abdominal condition in which the exocrine system of the pancreas is significantly inflamed and occurs most often in adults aged 30-40 years. Pancreatitis is associated, in some cases, with increased consumption of alcohol and tobacco, and less often, with the presence of stones in the bile or pancreatic duct system. In a small minority of cases the disease may be hereditary, but many cases have no clear precipitating etiology. Treatment is limited to supportive care, as there are no specific agents approved for treatment of acute or chronic pancreatitis. Patients with chronic pancreatitis endure repeated episodes of abdominal pain, often with progression to narcotic dependency and to pancreatic enzyme deficiency, as well as insulin dependent diabetes mellitus as a consequence of the ultimate destruction of pancreatic function. Once a patient has suffered from repeated painful bouts of chronic pancreatitis and become narcotic- and pancreatic enzyme-dependent, they may be offered a total pancreatectomy. A total pancreatectomy is an extensive surgical procedure resulting in the resection of the pancreas, guaranteeing both pancreatic enzyme deficiency as well as insulin-dependent diabetes mellitus, and often includes removal of the spleen, gall bladder and appendix. The operation is both extensive and expensive. While the goal of a total pancreatectomy in patients with chronic pancreatitis is pain relief, as many as 60% remain narcotic dependent, and even with islet auto transplantation, i.e., isolation and transplant of the patient’s remaining functional islets, if any, over 70% remain insulin dependent. The combination of a total pancreatectomy and islet auto transplant (“TP & IAT”) represents a small subset of the surgical approaches to patients with chronic pancreatitis. Thus, a patient with chronic pancreatitis may face months of abdominal pain, narcotic dependence, the onset of diabetes mellitus, the requirement for both insulin and pancreatic enzyme replacement, and finally, an extensive and expensive surgical procedure which may not materially improve any of his symptoms.

SBP-101, with an organ-specific ability to target the acinar and ductal cells of the exocrine pancreas, may represent an opportunity for up to 30,000 U.S. chronic pancreatitis patients annually to experience an early, non-surgical intervention into the natural history of their disease, with the potential to avoid narcotic dependency, insulin dependency and months of painful bouts of chronic pancreatitis. Patients would still require pancreatic enzyme replacement, but may be able to avoid surgery, diabetes, insulin and narcotic dependency. Consultation with pancreatitis experts at Harvard University, the Ohio State University, the University of Minnesota, Cedars Sinai Medical Center and the National Institute of Health (“NIH”) has resulted in enthusiastic endorsement of the study of SBP-101 in the treatment of patients with pancreatitis.

Clinical development of SBP-101 for the treatment of patients with pancreatitis is expected to proceed following the pancreatic cancer indication, with FDA consultation in a pre-IND meeting, completion of a series of IND-enabling nonclinical toxicology and pharmacology studies, and submission of an IND package to the FDA. It is important to note that much of this nonclinical work will be employed to support an IND for a Phase 1 pancreatic cancer trial prior to the IND in chronic pancreatitis.

Proprietary Technology

Function and Characteristics of Polyamines

Polyamines are metabolically distinct entities within human cells that bind to and facilitate DNA replication, RNA transcription and processing, and protein, such as pancreatic enzyme, synthesis. Human cells contain three essential and naturally occurring polyamines “putrescine, spermidine, and spermine” that, in contrast to cell building blocks such as amino acids and sugars, remain as metabolically distinct entities inside the cell. Polyamines perform many functions necessary for cellular proliferation and protein synthesis. The critical balance of polyamines within cells is maintained by several enzymes such as ornithine decarboxylase (“ODC”) and spermidine/spermine N1 acetyl transferase (“SSAT”). All of these homeostatic enzymes are short-lived, rapidly inducible intracellular proteins that serve to tightly and continuously regulate native polyamine pools. These enzymes constantly maintain polyamines within a very narrow range of concentrations inside the cell.

Polyamine Analogues

Polyamine analogues such as SBP-101 are structurally similar to naturally occurring polyamines, and are recognized by the cell’s polyamine uptake system, allowing these compounds to gain rapid entrance to the cell. Evidence suggests that pancreatic acinar cells, because of their extraordinary protein synthesis capacity, exhibit enhanced uptake of polyamines and polyamine analogues such as SBP-101. Because of preferential uptake by pancreatic acinar cells, polyamine analogies such as SBP-101 disrupt the cell’s polyamine balance and biosynthetic network, and induce programmed cell death, or apoptosis, via caspase 3 activation. Proof of concept has been demonstrated, in multiple human pancreatic cancer models, both in vivo and in vitro, that pancreatic ductal adenocarcinoma exhibits sensitivity to SBP-101. Many tumors, including pancreatic cancer, display an increased uptake rate of polyamines and polyamine analogues.

SBP-101

SBP-101 is a proprietary polyamine analogue, which we believe accumulates in the acinar cells. In a key, independent, pre-clinical study, we observed the accumulation of SBP-101 in the acinar cells of the beagle pancreas causing a complete pharmaceutical resection of the exocrine pancreas, but without producing an inflammatory response. Due to a physiologically high intracellular concentration, SBP-101 induces disruption in acinar cells and pancreatic adenocarcinoma cells, which exhibit similar characteristics. Pancreatic islet cells, which secrete insulin, are structurally and functionally dissimilar to acinar cells and are not impacted by SBP-101.

The primary mechanism of action for SBP-101 has been demonstrated to include the enhanced uptake of the compound in the exocrine pancreas. This effect leads to corresponding depressed levels of native polyamines, with caspase 3 activation and apoptotic destruction of the exocrine pancreatic architecture without an inflammatory response. In animal models at two independent laboratories, SBP-101 has demonstrated significant suppression of transplanted human pancreatic cancer cells, including metastatic pancreatic cancer growth. See “Proof of Principle” below.

We believe that SBP-101 will have a distinct advantage over current pancreatic cancer therapies in that it specifically targets the exocrine pancreas and may cause ablation, or pharmaceutical resection, of the acinar cells, as well as the primary and metastatic pancreatic cancer, while leaving the insulin-producing islet cells and most non-pancreatic tissue unharmed. Most current cancer therapies, including chemotherapy, radiation or surgery, are associated with significant side effects that further reduce the patient’s quality of life. However, we believe that the adverse effects of SBP-101 will be limited to the gastrointestinal tract. It is expected that SBP-101 will produce exocrine pancreatic insufficiency and other GI adverse events, which may already be present as a common complication of advanced pancreatic cancer and part of the natural history of the disease. Exocrine pancreatic insufficiency is treatable with currently marketed digestive enzyme replacement capsules, such as Creon® (AbbVie). As the endocrine pancreas is expected to be unaffected by SBP-101, no new requirement for insulin is expected.

Proof of Principle

SBP-101 has been tested and found effective in two separate in-vivo models of human pancreatic cancer. SBP-101 was used to treat mice subcutaneously transplanted with the human pancreatic cancer cell line PANC-1. A dose-response for efficacy was demonstrated with a 26 mg/kg daily injection resulting in near complete suppression of the transplanted tumor, as shown in Figure 1.

Figure 1. Impact of SBP-101 on PANC-1 Tumor Burden in a Murine Xenograft Model

Source: Study BERG20100R1a(MIR1581)

A separate orthotopic xenograft study, which involves the direct transplant of tumor cells into the animal pancreas, employed a particularly aggressive human pancreatic cancer cell line, L3.6pl, that is known to metastasize from the pancreas to the liver and the peritoneum in mice. Mice implanted with L3.6pl were treated with SBP-101 that had been sourced with a different synthetic process from that of the PANC-1 study, and the results were compared with untreated control mice and with mice treated with gemcitabine, the “gold standard” treatment at that time. SBP-101 (at 25 mg/kg) was demonstrably more effective than the comparator gemcitabine therapy in suppressing the tumor, as shown in Figure 2.

Figure 2. L3.6pl Orthotopic Xenograft Dose-response Study - Mean (+SD) Tumor Volume after Treatment with SBP-101, Gemcitabine (Gemzar) or Both

Source: Study101-Biol-101-001

The potential for SBP-101 as an effective therapy for pancreatic cancer has therefore been demonstrated in vivo by two separate investigators, employing two different human pancreatic cancer cell lines in two different animal models, using SBP-101 synthesized by two different routes, while arriving at nearly equal, and remarkably effective, doses of 25 and 26 mg/kg, respectively. Additionally, when compared in vitro to existing therapies, SBP-101 produced superior results in suppressing growth of pancreatic cancer cells.

Development Plan for SBP-101

Development of SBP-101 for the pancreatic cancer indication includes a preclinical and a clinical phase. The preclinical phase consists of four primary components: chemistry, manufacturing and controls (“CMC”), preclinical (laboratory and animal) pharmacology studies, preclinical toxicology studies, and regulatory submissions in Australia and the US. Pursuant to a potentially earlier start of human clinical trials in Australia, a Human Research Ethics Committee (“HREC”) application was submitted and approved with subsequent Clinical Trial Notification (“CTN”) submitted to the Australian Therapeutic Goods Administration (“TGA”). Complementing the Australian initiative, a similar, but considerably more extensive, preclinical package was submitted to the FDA in support of an IND application, enabling the same clinical trial to open at sites in the US. The FDA approved this IND on August 28, 2015. The initial clinical trial in patients with previously treated locally advanced or metastatic pancreatic cancer is a Phase 1 first-in-human study with a dose-escalation phase, and an expansion phase at the anticipated recommended treatment dose, conducted at clinical sites in both Australia and the United States. SBR has engaged expert clinicians who treat pancreatic cancer at major cancer treatment centers in Melbourne and Adelaide, Australia as well as the Ohio State University in Columbus, Ohio; the Mayo Clinic and Honor Health, both in Scottsdale, Arizona. These Key Opinion Leaders (KOLs) with demonstrated proven performance in pancreatic cancer studies have enthusiastically agreed to participate as investigators for our Phase 1 first-in-human study.

On January 4, 2016, we enrolled the first patient in our Phase 1 clinical trial of SBP-101 in patients with previously treated pancreatic cancer. We estimate that additional funding of approximately $10 million will be required to complete the Phase 1 first-in-human study. Once human data have been acquired with SBP-101 in a Phase 1 trial, we will evaluate the estimated response rate and determine whether this novel approach to pancreatic cancer could be safe and effective. A response rate of at least 30% with a reasonable safety profile will justify continued development of SBP-101 for patients with adenocarcinoma of the pancreas.

Cancer therapeutics typically require a successful randomized Phase 3 trial that shows a survival advantage, with costs often exceeding $250-350 million before efficacy is established. We believe that the unique specificity of SBP-101 to the pancreas and pancreatic adenocarcinoma will permit a potential safety and efficacy demonstration and decision point to be reached with a randomized Phase 2 study following a successful Phase 1 demonstration of safety and tolerability.

Given the laboratory evidence of comparative efficacy, we believe that SBP-101 has the potential to change the standard of care for patients with pancreatic cancer, either as monotherapy, or more likely, in combination with existing therapy.

Preclinical Development

To enable IND and HREC/CTN submission and as part of its pharmacology work, SBR has conducted plasma and urine assay development and validation in animals, in vitro metabolism studies in liver microsomes and hepatocytes, in vitro interaction studies with hepatic and renal transporters, a protein binding study, animal pharmacokinetic and metabolism/mass balance studies, and human plasma and urine assay development and validation. As a part of the pharmacology evaluation, SBR has conducted in vitro pharmacology screen profiling assay, a study in six human pancreatic cell lines, and studies in tumor xenograft models in mice using PANC-1 cell lines, BxPC-3 derived tumors and human pancreatic cancer cells (L3.6pl) injected orthotopically in the tail of the pancreas of nude mice.

To meet regulatory requirements and to establish the safety profile of SBP-101, SBR has conducted, in rodents and non-rodents, toxicology dose-ranging studies, IND-enabling general toxicology studies, and genetic toxicology studies, including an Ames test. Exploratory studies in mice and rats and a Good Laboratory Practice compliant dog toxicology study have been completed. The relationship between dose and exposure (pharmacokinetics) has been described for all three species. SBR has also completed a preclinical hERG assay to detect any electrocardiographic QTc interval effects (IKrpotassium ion channel testing). Additionally, SBR may also conduct reproductive toxicity, immunotoxicity as well as phototoxicity testing if necessary (but not prior to the Phase 1 trial). As we anticipate the possibility of using SBP-101 in combination therapy with gemcitabine or Abraxane®, we expect to conduct appropriate nonclinical studies to evaluate the use of these combinations. We also intend to evaluate comparative efficacy of SBP-101, gemcitabine and nab- paclitaxel in various combinations.

Although the epidemiology of pancreatic cancer indicates that this is a disease of the older patient and is seen only rarely in the pediatric population, preliminary discussions with pediatric oncologists have nonetheless suggested that SBP-101 be considered for exploratory studies in children with pancreatic cancer.

We have met FDA-mandated CMC requirements with a combination of in-house expertise and contractual arrangements. To date, preparation of anticipated metabolites and an internal standard as a prerequisite for analytical studies have been completed through a Sponsored Research Agreement with the University of Florida and a contract manufacturer. SBR has completed Service Agreements with Syngene International Ltd. for the manufacture and supply of specific quantities of Good Manufacturing Practice (“GMP”) compliant SBP-101 active pharmaceutical ingredient (“API”) and for the development of synthetic process improvements. Investigational product (“IP” or “clinical trial supply”) has been made and tested at Albany Molecular Research Inc. in Burlington, MA.

Pancreatic Cancer Investigational New Drug (“IND”)

The preclinical work to support the IND submission has been completed. Our IND application package contained the following:

●	Investigator’s Brochure;
●	statement of general investigative plans;
●	the proposed Phase 1 pancreatic cancer study protocol;
●	data management and statistical plan;
●	CMC data; and
●	the pharmacology, absorption, distribution, metabolism and excretion (or “ADME”), and toxicology data.

Preparation of the SBP-101 IND for pancreatic cancer required collaboration by SBR’s manufacturing, preclinical toxicology, pharmacokinetic and metabolism experts, our regulatory affairs project management, and our in-house clinical expertise. In August 2015, the FDA approved our application and we have commenced patient enrollment in our Phase 1 clinical trial, which is a safety and tolerability study in patients with previously treated metastatic pancreatic ductal adenocarcinoma. This is further discussed in “Clinical Development” below.

Clinical Development – Pancreatic Cancer

Given the unique effects of SBP-101 on the mammalian pancreas, special factors have been considered in the design of the first-in-man study.

Phase 1 Clinical Trial Design

On January 4, 2016, we enrolled the first patient in our Phase 1 clinical trial of SBP-101 in patients with previously treated pancreatic cancer. This study is expected to include a dose-escalation phase with 8-week cycles of treatment at each dose level. At least two cycles of therapy at each dose level are anticipated in this trial, with continued treatment permitted for patients with clinical responses or stable disease. The projected safety profile suggests that repeat cycles would be well tolerated. We currently anticipate the completion of this trial in the second half of 2017.

The absence of non-target organ adverse events implies non-overlapping toxicity in the case of subsequent combination with conventional chemotherapeutic agents, such as gemcitabine or nab-paclitaxel, or even FOLFIRINOX.

An unexpected but favorable characteristic of the pancreatic action of SBP-101 is the lack of an effect on the normal insulin-producing islet cells. Preservation of the islet cells implies the absence of diabetes as a complication of SBP-101 therapy, although the necessity of supplementary oral pancreatic enzymes is expected to be unavoidable. Impact of the anticipated adverse effect of pancreatic insufficiency is mitigated by our recognition that many patients with pancreatic carcinoma require pancreatic enzyme replacement as a feature of their underlying disease, a complication so common that pancreatic enzyme replacement with one of several commercially available products is typically covered by U.S. and Australian health care plans. Patients with cystic fibrosis, chronic pancreatitis and pancreatic cancer are the populations most often treated with pancreatic enzyme replacement.

Timing of the onset of action of SBP- 101 has resulted in a careful dose-finding strategy with intervals between cycles of therapy. Correlation between systemic drug exposure, pharmacologic and toxic effects will facilitate dose-finding and schedule determination for an optimal treatment regimen.

Patients will require regular pancreatic and hepatic enzyme assays, and periodic abdominal CT follow-up. Patients will also require careful monitoring for clinical signs of GI adverse events.

Given the life-threatening nature of pancreatic adenocarcinoma, the limited efficacy of current treatment options, and the long history of failures in pancreatic adenocarcinoma developmental therapeutics, it is anticipated that a successful outcome of the Phase 1a/1b dose-ranging trial will enable execution of an Accelerated Approval pathway. A six-month FDA review period after completion of a Phase 2 pivotal trial would be a desirable outcome, along with an Oncology Drugs Advisory Committee (ODAC) presentation with post-approval clinical trial commitments for confirmatory studies.

Phase 2 Pivotal Clinical Trial

Unlike nearly every other early-stage cancer drug, SBP-101’s specificity of anticipated effects uniquely requires that its first human trial be a dose-response study in the target pancreatic cancer patient population. This rare opportunity results in a simplified path to determine the success or failure of SBP-101 in the treatment of this disease and may result in an expedited development pathway.

With successful Phase 1 results, we intend to meet with the FDA to obtain advice on potential breakthrough therapy designation and accelerated approval strategy. We will also actively seek potential commercial partners and the opportunity to evaluate combination therapy alternatives.

With successful completion of FDA recommended clinical trials, we intend to seek marketing authorization from the FDA, the EMA (European Union), Ministry of Health and Welfare (Japan) and TGA (Australia). The submission fees may be waived when SBP-101 has been designated an orphan drug in each geographic region, as described under “Orphan Drug Status.”

Total Development Costs

The development and commercialization of SBP-101 involves a preclinical and a clinical development phase. We estimate that completion of the proposed preclinical development work and Phase 1a/1b clinical trial in pancreatic cancer will require additional funding of at least $10 million to $20 million, in addition to what we have already raised and, with that additional capital, would be completed in the second half of 2017. Additional clinical trials will be subsequently required if the results of the Phase 1 pancreatic cancer trial are positive. We estimate the total time and cost to obtain FDA and EU approval and bring SBP-101 to market is 6 to 7 years and up to two-hundred million dollars ($200 million), although this process could be accelerated and less funds would be needed if SBP-101 qualifies for the FDA’s Breakthrough Status classification. A breakthrough therapy designation conveys fast track program features, more intensive FDA guidance on an efficient drug development program, an organizational commitment involving senior managers, and eligibility for rolling review and priority review.

Orphan Drug Status

The Orphan Drug Act (ODA) provides special status to drugs which are intended for the safe and effective treatment, diagnosis or prevention of rare diseases that affect fewer than 200,000 people in the US, or that affect more than 200,000 persons but for which a manufacturer is not expected to recover the costs of developing and marketing such a drug. Orphan drug designation has the advantage of reducing drug development costs by: (i) streamlining the FDA’s approval process, (ii) providing tax breaks for expenses related to the drug development, (iii) allowing the orphan drug manufacturer to receive assistance from the FDA in funding the clinical testing necessary for approval of an orphan drug, and (iv) facilitating drug development efforts. More significantly, the orphan drug manufacturer’s ability to recover its investment in developing the drug is also greatly enhanced by the FDA granting the manufacturer seven years of exclusive U.S. marketing rights upon approval. Designation of a drug candidate as an orphan drug therefore provides its sponsor with the opportunity to adopt a faster and less expensive pathway to commercializing its product. Given the prevalence of pancreatic cancer, (about 40,000 in the US) SBR has obtained U.S. Orphan Drug Status in 2014 and we intend to pursue Orphan Drug Status in Europe, Japan and Australia at the appropriate times.

Development Project Managers

Project managers have been hired or contracted to coordinate all the functions identified in our Development Plan for SBP-101. In addition, an experienced regulatory affairs project specialist has been engaged to compile and submit all data in support of a European orphan drug status filing (see “Development Costs and Orphan Drug Status”), compile the General Investigative Plan to support all clinical activities, and coordinate all activities in connection with assembly and filing of SB Research’s IND. More specifically, the personnel responsible for overseeing critical functions of the Development Plan are as follows:

●

SBR’s CMC program is under the direction of Dr. Thomas Neenan, Ph.D., a founding member of the board of directors of SBR and our Chief Scientific Officer, and an experienced pharmaceutical industry synthetic chemist. Dr. Neenan has commissioned Contract Manufacturing Organizations (CMOs), who have improved the process for synthesis of SBP-101, and who have produced high- quality compound, chemically identical to that synthesized by Dr. Bergeron at the University of Florida. Dr. Neenan’s completed work includes development, confirmation and documentation of the synthetic chemistry process, analytical purity, reproducibility, stability (shelf-life), degradation products and pharmaceutical formulation and packaging. This work has culminated in a supply of drug to support preclinical work and human clinical trials.

●

Dr. Ajit Shah, Ph.D., is our Vice President of Clinical Pharmacology. Dr. Shah has extensive prior experience with numerous other compounds at both large and mid-size sponsoring companies, including Pfizer and MGI Pharma. His completed work includes development of analytical methods to quantify levels of drug and characterization of metabolites in plasma, urine and tissues, plus distribution of the compound in living tissues, metabolic pathways and products, anticipated drug blood levels, half- life in the organism, and excretion pathways. Dr. Shah’s work has enabled informed dose and schedule planning for human clinical trials.

●

Dr. Anthony Kiorpes, Ph.D., D.V.M., has responsibility for our toxicology program, a role he has assumed previously for many preclinical projects at other companies. His studies have determined single- and multiple-dose safety profiles in rodent and non-rodent species, enabling improved safety monitoring in the design of clinical trials for SBP-101. Dr. Kiorpes’ results have helped management to predict and prevent potential side effects in humans.

●

Dr. Michael Cullen, M.D., M.B.A, SBR’s founder and our Executive Chairman, an experienced drug development specialist with 10 prior NDA approvals, has led our overall Clinical and Regulatory Affairs & Project Management effort, including timeline and budget management, critical path timeline synchronization, IND/HREC/CTN package submissions, management of industry partner collaborative efforts, initial EU Regulatory Affairs planning, and collaboration on oversight of outsourced CMC efforts. Dr. Cullen has recruited additional experienced and talented staff in the positions of statistical analyses, clinical operations, clinical research and non-clinical studies.

●

Dr. Suzanne Gagnon, M.D., our Chief Medical Officer and a director, an experienced CMO, having served in that capacity for several private and public companies, including BioPharm/IBAH/Omnicare, ICON, Idis, NuPathe, Luitpold and Rhone-Poulenc Rorer where she helped develop docetaxel, still an important chemotherapy agent, will join Michael Cullen, MD in leading the design of SBR’s clinical trials, recruiting investigators, monitoring the safety of the patients and reporting the findings to the FDA, EMA and TGA, and in the medical literature. SBR has engaged Courante Oncology, an experienced clinical contract research organization (CRO), to manage clinical operations in the USA, and has selected a CRO for our Australian operations. These two CROs will provide regulatory documentation for HREC/CTN and IRB (Investigational Review Board) submissions, FDA 1571 regulation compliance, and informed consents, as well as clinical study site qualification, contracting and payment, study conduct monitoring, data collection, analysis and reporting.

Intellectual Property

SBR licensed two U.S. patents from the University of Florida Research Foundation. The first patent, #5,962,533, is a composition of matter patent for SBP-101 which expired in February 2016. The second patent, #6,160,022, is a method of use patent which expires in 2019. We have one patent application pending and are evaluating additional intellectual property protection for SBP-101. In addition, we have obtained orphan drug status for SBP-101 for the treatment of pancreatic ductile adenocarcinoma from the FDA which will provide competitive protection in the United States for seven years, if we are able to obtain FDA approval. We intend to pursue orphan drug status in other markets where such designation is available.

Competition

The development and commercialization of new products to treat cancer is intensely competitive and subject to rapid and significant technological change. While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face substantial competition from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Many of our competitors have significantly greater financial, technical, and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

We face competition with respect to our current product candidate, and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue approaches to targeting molecular alterations and signaling pathways associated with cancer. Our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our current or future product candidates. Our competitors may also develop drugs that are more effective, more convenient, less costly, or possessing better safety profiles than our products, and these competitors may be more successful than us in manufacturing and marketing their products.

In addition, we may need to develop our current product candidate in collaboration with diagnostic companies, and we will face competition from other companies in establishing these collaborations. Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our current or future product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our current product candidate progresses through clinical development.

Commercialization

We have not yet established a sales, marketing or product distribution infrastructure nor have we devoted significant management resources to planning such an infrastructure because our lead product candidate is still in early clinical development. We currently anticipate that we will aim to retain commercial rights in North America for any of our product candidates for which we may in the future receive marketing approvals. We may also seek to retain commercial rights in Europe for any of our product candidates for which we may in the future receive marketing approvals. We currently anticipate that, if and when appropriate, we will seek to access the North American or European oncology markets through a focused, specialized, internal sales force.

Manufacturing and Suppliers

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing as well as for commercial manufacture of any products that we may commercialize. If needed, we aim to engage, by entering into a supply agreement or through another arrangement, third party manufacturers to provide us with additional SBP-101 clinical supply. For all of our product candidates, we aim to identify and qualify manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of an NDA to the FDA.

Employees

As of March 1, 2016, we had 9 employees, three of whom were part-time employees. We may hire additional employees to support the growth of our businesses. We believe that operational responsibilities can be handled by our current employees and independent consultants. We have historically used, and expect to continue to use, the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers enhances our ability to minimize general and administrative expenses. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by FDA. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to FDA of an IND which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to FDA as part of the IND.

FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into human patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial, and the fees are typically increased annually.

FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, FDA begins an in-depth review. FDA has agreed to certain performance goals in the review of new drug applications to encourage timeliness. Most applications for standard review drug products are reviewed within twelve months from submission; most applications for priority review drugs are reviewed within eight months from submission. Priority review can be applied to drugs that FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an outside advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practice, or GMP—a quality system regulating manufacturing—is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for FDA to reconsider the application. If, or when, those deficiencies have been addressed to FDA’s satisfaction in a resubmission of the NDA, FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Fast Track Designation and Accelerated Approval

FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new product candidate may request that FDA designate the product candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the product candidate. FDA must determine if the product candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request.

Under the Fast Track program and FDA’s accelerated approval regulations, FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to priority review by FDA.

If a submission is granted Fast Track Designation, the sponsor may engage in more frequent interactions with FDA, and FDA may review sections of the NDA before the application is complete. This rolling review is available if the applicant provides, and FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, Fast Track Designation may be withdrawn by FDA if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Breakthrough Therapy Designation

FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the Breakthrough Therapy program, the sponsor of a new product candidate may request that FDA designate the product candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the product candidate. FDA must determine if the product candidate qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request.

Orphan Drug Designation and Exclusivity

The Orphan Drug Act provides incentives for the development of products intended to treat rare diseases or conditions. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the United States for this type of disease or condition will be recovered from sales of the product. If a sponsor demonstrates that a drug is intended to treat  a rare disease or condition, the FDA will grant orphan designation for that product for the orphan disease indication, assuming that the same drug has not already been approved for the indication for which the sponsor is seeking orphan designation. If the same drug has already been approved for the indication for which the sponsor is seeking orphan designation, the sponsor must present a plausible hypothesis of clinical superiority in order to obtain orphan designation. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the FDA discloses the identity of the therapeutic agent and its potential orphan use.

Orphan designation may provide manufacturers with benefits such as research grants, tax credits, PDUFA application fee waivers, and eligibility for orphan drug exclusivity. If a product that has orphan designation subsequently receives the first FDA approval of the active moiety for that disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which for seven years prohibits the FDA from approving another product with the same active ingredient for the same indication, except in limited circumstances. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan drug has exclusivity or obtain approval for the same product but for a different indication for which the orphan drug has exclusivity.

In the European Union, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following drug or biological product approval. This period may be reduced to 6 years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, or REMS, and surveillance to monitor the effects of an approved product, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to current good manufacturing practices, or cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with FDA subjects entities to periodic unannounced inspections by FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Additional Regulations and Environmental Matters

In addition to FDA restrictions on marketing of pharmaceutical products, we are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These laws, which generally will not be applicable to us or our product candidates unless and until we obtain FDA marketing approval for any of our product candidates, include transparency laws, anti-kickback statutes, false claims statutes and regulation regarding providing drug samples, among others.

The federal Anti-Kickback Statute prohibits, among other things, individuals and entities from knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. Violations of the federal Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs.

Federal false claims laws and civil monetary penalties, including the False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws.

HIPAA imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters.

HIPAA, as amended by the HITECH Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Many states and foreign jurisdictions also have laws and regulations that govern the privacy and security of individually identifiable health information, and such laws often vary from one another and from HIPAA.

The federal Physician Payment Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, and ownership and investment interests held by the physicians and their immediate family members.

The majority of states also have statutes or regulations similar to the federal Anti-Kickback Law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Our activities may also be certain state laws regarding the privacy and security of health information that may not be preempted by HIPAA, as well as additional tracking and reporting obligations regarding payments to healthcare providers and marketing expenditures.

In addition to regulatory schemes that apply, or may in the future apply, to our business, we are or may become subject to various environmental, health and safety laws and regulations governing, among other things, laboratory procedures and any use and disposal by us of hazardous or potentially hazardous substances in connection with our research and development activities. We do not presently expect such environmental, health and safety laws or regulations to materially impact our present or planned future activities.

Coverage and Reimbursement

Sales of any of our product candidates that may be approved will depend, in part, on the extent to which the cost of the product will be covered by third party payors. Third party payors may limit coverage to an approved list of products, or formulary, which might not include all drug products approved by the FDA for an indication. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Any product candidates for which we obtain marketing approval may not be considered medically necessary or cost-effective by third party payors, and we may need to conduct expensive pharmacoeconomic studies in the future to demonstrate the medical necessity and/or cost effectiveness of any such product. Nonetheless, our product candidates may not be considered medically necessary or cost effective. The U.S. government, state legislatures and foreign governments have shown increased interest in implementing cost containment programs to limit government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Continued interest in and adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the product candidates we are developing.

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. By way of example, in March 2010, the ACA was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. We continue to evaluate the effect that the ACA has on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

Available Information

Our website is located at www.SunBioPharma.com. The information contained on or connected to our website is not a part of this report. We have included our website address as a factual reference and do not intend it to be an active link to our website.

We make available, free of charge, through our website materials we file or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports. These materials are posted to our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

Members of the public may read and copy any materials we file with the SEC at its Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information about us and other issuers that file electronically at http://www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the following information about risks, together with the other information contained in this report before making an investment in our common stock. If any of the circumstances or events described below actually arises or occurs, our business, results of operations, cash flows and financial condition could be harmed.

Risks Related to Our Business

We are a company with limited revenue history for you to evaluate our business.

Our Company has limited operating history for you to consider in evaluating our business and prospects. As such, it is difficult for potential investors to evaluate our business.

We have experienced negative cash flows for our operating activities since inception, primarily due to the investments required to commercialize our primary drug candidate, SBP-101. Our financing cash flows were positive due to the proceeds from equity and promissory notes issuances. Our net cash used in operating activities for 2015 was approximately $3.9 million.

Our operations are subject to all of the risks, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the pharmaceutical and biotechnology industries in which we compete. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

As a result of our current lack of financial liquidity, we and our auditors have expressed substantial doubt regarding our ability to continue as a “going concern.”

As a result of our current lack of financial liquidity, our auditors’ report for our 2015 financial statements, which are included as part of this report, contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

Our continuation as a “going concern” is dependent upon, among other things, achieving positive cash flow from operations and, if necessary, augmenting such cash flow using external resources to satisfy our cash needs. Our plans to achieve positive cash flow include engaging in offerings of securities, negotiating up-front and milestone payments on our current and potential future product candidates or royalties from sales of our products that secure regulatory approval and any milestone payments associated with such approved products. These cash sources could, potentially, be supplemented by financing or other strategic agreements. However, we may be unable to achieve these goals or obtain required funding on commercially reasonable terms and therefore may be unable to continue as a going concern.

Our lack of diversification increases the risk of an investment in our Company, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our board of directors has centered our attention on SBR’s drug development activities, which are initially focused on the polyamine analogue compound we licensed from the UFRF. Our ability to diversify our investments will depend on our access to additional capital and financing sources and the availability and identification of suitable opportunities.

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

Future acquisitions, research and development and capital expenditures, as well as our administrative requirements, such as clinical trial costs, salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses, will require a substantial amount of additional capital and cash flow. There is no guarantee that we will be able to raise any required additional capital on commercially reasonable terms to fund our ongoing business.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and in the pharmaceutical and other drug development industries in particular, our status as a new enterprise without a significant demonstrated operating history, the limited diversity of our activities and/or the loss of key personnel. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations, we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs, which may adversely impact our financial condition.

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

Our success depends on the ability of our management, employees, consultants and joint venture partners, if any, to interpret market data correctly and to interpret and respond to economic market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We will seek to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

We have only recently commenced operations and may never achieve profitability. If we continue to incur operating losses, we may be unable to continue our operations.

SBR commenced operations in 2011. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and clinical development activities.

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

We anticipate that the competition with our product candidate and technology will be based on a number of factors including product efficacy, safety, availability and price. The timing of market introduction of our planned future product candidates and competitive products will also affect competition among products. We expect the relative speed with which we can develop our product candidate, complete the required clinical trials, establish a strategic partner and supply appropriate quantities of the product candidate for late stage trials, if required, to be important competitive factors. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection in non-U.S. markets, which we currently do not have, or otherwise develop proprietary products or processes and to secure sufficient capital resources for the period between technological conception and commercial sales or out-license to a pharmaceutical partner. If we fail to develop and deploy our proposed product candidate in a successful and timely manner, we will in all likelihood not be competitive.

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

We must conduct extensive testing of our product candidate before we can obtain regulatory approval to market and sell it. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events, or side effects, caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial protocol. A clinical trial may fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting. Many clinical trials are conducted under the oversight of Independent Data Monitoring Committees (“IDMCs”). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial’s continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results.

We will need to reevaluate our product candidate if it does not test favorably and either conduct new trials, which are expensive and time consuming, or abandon our drug development program. Even if we obtain positive results from preclinical or clinical trials, we may not achieve the same success in future trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, even after promising results have been obtained in earlier trials. The failure of clinical trials to demonstrate safety and effectiveness for the desired indication could harm the development of our product candidate, and our business, financial condition and results of operations may be materially harmed.

Due to our reliance on third-parties to conduct our clinical trials, we are unable to directly control the timing, conduct, expense and quality of our clinical trials, which could adversely affect our clinical data and results and related regulatory approvals.

We extensively outsource our clinical trial activities and expect to directly perform only a small portion of the preparatory stages for planned trials. We rely on independent third-party contract research organizations (“CROs”) to perform most of our clinical trials, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bio-analytical analysis. Many important aspects of the services performed for us by the CROs are out of our direct control. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If a CRO’s processes, methodologies or results are determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely affected or invalidated.

Regulatory and legal uncertainties could result in significant costs or otherwise harm our business.

Before we can manufacture, conduct trials and sell any product candidate, we must comply with extensive international and domestic regulations. Approvals from regulatory authorities are required before we can sell our product candidate in the United States, the European Union, Australia and other international markets. The associated approval processes can be expensive and time-consuming. We cannot predict whether our product candidate will be approved by the FDA or any other regulatory body. Even if our product candidate is approved, we cannot predict the time frame for approval. Foreign regulatory requirements differ from jurisdiction to jurisdiction and may, in some cases, be more stringent or difficult to obtain than FDA approval. As with the FDA, we cannot predict if or when we may obtain these regulatory approvals. If we cannot demonstrate that our product candidate can be used safely and successfully in a broad segment of the patient population on a long-term basis, our product candidate would likely be denied approval by the FDA and the regulatory agencies of foreign governments. Even if our SBP-101 product candidate is approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with a product candidate, it could be subject to restrictions or withdrawal from the market.

In addition to other approvals for the manufacture and sale of a product candidate, the FDA may not approve future IND applications for required additional trials of our SBP-101 product candidate, which would prevent us from conducting such required trials, and even if the FDA does grant such approval, our clinical trials may be more costly and burdensome than we currently anticipate, which would limit or delay our ability to complete clinical trials and ultimately market our SBP-101 product candidate.

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

We currently have no sales, marketing, or distribution capabilities and do not intend to develop such capabilities in the foreseeable future. If we are unable to establish sales, marketing or distribution capabilities either by developing our own sales, marketing, and distribution organization or by entering into agreements with others, we may be unable to successfully sell any products that we are able to begin to commercialize. If we, and our strategic partners, are unable to effectively sell our products, our ability to generate revenues will be harmed. We may not be able to hire, in a timely manner, the qualified sales and marketing personnel for our needs, if at all. In addition, we may not be able to enter into any marketing or distribution agreements on acceptable terms, if at all. If we cannot establish sales, marketing and distribution capabilities as we intend, either by developing our own capabilities or entering into agreements with third parties, sales of future products, if any, will be harmed. Any such promotional and marketing activities will be subject to regulation by the FDA and international authorities, and we could face severe penalties if we are found to be promoting a product candidate or product for an unapproved use.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA, was passed, which substantially changed the way health care is financed by both governmental and private insurers, and has significantly impacted the U.S. pharmaceutical industry. The PPACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and subjects additional drugs to lower pricing under the 340B Drug Discount Program by adding new entities to the program.

Risks Related to Our Intellectual Property

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

Because patent applications in the U.S. and many foreign jurisdictions are typically not published until at least 12 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that either we or our licensors were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in these patent applications.

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

Obtaining and maintaining our patent protection depends upon compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology industry, we employ individuals who were previously employed at other biotechnology companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Associated With Our Common Stock

Our directors, executive officers and significant shareholders have substantial control over us and could limit shareholders’ ability to influence the outcome of key transactions, including changes of control.

As of December 31, 2015 our directors and executive officers beneficially owned 33.7% of our outstanding common stock and together are able to influence significantly all matters requiring approval by our shareholders. In addition, six holders of greater than five percent of our outstanding common stock beneficially owned 42.8% and, acting together, would be able to influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from other shareholders, and they may vote in a way with which other shareholders disagree and that may be adverse to the interests of other shareholders. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our shareholders.

Trading in our stock has been minimal and investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2015 was minimal. If trading in our stock continues at that level, it may be difficult for investors to sell or buy substantial quantities of shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused trading a relatively small number of shares, which increases stock price volatility.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and cause investors to lose part or all of their investment.

If our shareholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of March 1, 2016, we had outstanding stock options to purchase 3,163,600 shares of our common stock at a weighted-average exercise price of $0.27 per share, outstanding warrants to purchase 2,550,000 shares of common stock at a weighted-average exercise price of $0.18 per share and outstanding convertible notes payable convertible into 2,466,667 shares at a weighted-average conversion price of $1.13.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on the market price of our common stock.

Common stock prices are often significantly influenced by the research and reports that securities analysts publish about companies and their business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. If our common stock is covered by securities analysts and our stock is downgraded, our stock price will likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we can lose visibility in the financial markets, which can cause our stock price or trading volume to decline.

Raising additional capital may cause dilution to our shareholders or restrict our operations.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, shareholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and harm our business. We do not anticipate any adverse effects stemming from the lack of available credit facilities at this time.

Anti-takeover provisions could negatively impact our shareholders

Provisions of Utah law and provisions of our Amended and Restated Articles of Incorporation, as amended, could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. We are subject to certain anti-takeover provisions under the Utah Revised Business Corporation Act. Additionally, our Articles of Incorporation authorize our Board of Directors to issue one or more classes or series of preferred stock without shareholder approval and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our shareholders.

If we issue preferred stock, the rights of holders of our common stock and the value of such common stock could be adversely affected.

Our Board of Directors is authorized to issue classes or series of preferred stock, without any action on the part of the shareholders. The Board of Directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the value of the common stock would be adversely affected.

We have identified a significant deficiency in internal control over financial reporting, if we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial fraud.

In the course of completing its assessment of internal control over financial reporting as of December 31, 2015, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and reporting.

In addition, management’s assessment of internal controls over financial reporting may identify additional weaknesses and conditions that need to be addressed or other potential matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Item 1B.	Unresolved Staff Comments

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.	Properties

We do not lease or own any real property and all employees currently work from their homes. We maintain our principal mailing address at Suite 305 at 712 Vista Boulevard in Waconia, Minnesota.

Item 3.	Legal Proceedings

We are not currently party to any material legal proceedings. From time to time, we may be named as a defendant in legal actions arising from our normal business activities. We believe that we have obtained adequate insurance coverage or rights to indemnification in connection with potential legal proceedings that may arise.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no “established trading market” for our shares of common stock. Commencing July 29, 2014, our shares of common stock became generally eligible for quotation on the over-the-counter markets under the symbol “CRSO”. Effective as of September 9, 2015, our common stock became quoted on the OTCPink tier of the over-the-counter markets administered by OTC Markets Group, Inc. under the new symbol “SNBP.” Despite eligibility for quotation, no assurance can be given that any market for our common stock will develop or be maintained. If an “established trading market” ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.

Set forth below are the high and low bid prices for our common stock for each quarter of 2014 and 2015 for which data is available. These bid prices were obtained from OTC Markets Group Inc. from which data is available only after July 28, 2014. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
Fiscal Year Ended December 31, 2014:
Third Quarter (after July 29, 2014)	None	None
Fourth Quarter	$0.60	$0.60

Fiscal Year Ended December 31, 2015:
First Quarter	$0.60	$0.60
Second Quarter	$1.00	$0.60
Third Quarter	$1.00	$1.00
Fourth Quarter	$7.09	$3.00

As of March 1, 2016, there were 161 holders of record of our common stock.

Dividends

We have never paid cash dividends on any of our securities. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Company

None.

Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements included elsewhere in this annual report. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results will likely differ materially from those contained in the forward-looking statements. Please read “Cautionary Note Regarding Forward-Looking Statements” included at the beginning of this annual report for additional information.

Overview

We exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a second indication in pancreatitis. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc.

SBR was incorporated in Delaware in 2011 and merged with and into our wholly owned subsidiary, SB Acquisition Corporation, on September 4, 2015 (the “Merger”). The Merger resulted in all of the issued and outstanding common stock of SBR being converted into the right to receive an aggregate of 28,442,484 shares of our common stock, representing four shares of our common stock for every one share of SBR common stock cancelled in the Merger. As a result of this transaction, former SBR shareholders owned approximately 98.8% of our outstanding capital stock, giving SBR’s former shareholders substantial control. In connection with the Merger, our Board of Directors and management team were replaced by members of SBR’s Board of Directors and management team and our name was changed to “Sun BioPharma, Inc.”

Under GAAP, SBR was deemed to be the acquirer for accounting purposes because its former shareholders owned a substantial majority of the issued and outstanding shares of our common stock after the Merger. Further, as our business operations and net assets, at the time of the Merger, were nominal relative to SBR’s business operations and net assets, we have accounted for the Merger as a capital transaction and the activity presented in these financial statements represents the current and historical operations of SBR. All share and per share amounts included in this discussion and analysis are presented on an as converted basis, which gives effect to the exchange of four shares of our common stock for every one share of SBR common stock.

See Note 8 to the Consolidated Financial Statements starting on page F-1 for additional information regarding the Merger.

During the year ended December 31, 2015, we incurred approximately $325,000 of costs associated with the Merger and as of December 31, 2015, assumed $250,000 of demand notes payable, net, after giving effect to the disposition of the legacy business operations of Cimarron. The transaction costs for the Merger are included in general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Loss.

In August 2015, the FDA granted an Investigational New Drug (“IND”) approval for our SBP-101 product candidate and we enrolled our first patient in our Phase 1 clinical trial on January 4, 2016. We estimate that completion of necessary preclinical development work, the completion of a Phase 1 clinical trial in pancreatic cancer and initiation of a Phase 1 clinical trial in pancreatitis, will require additional funding of at least $10 million to $20 million. Additional clinical trials will likely be required for FDA or other similar approvals if the results of the first clinical trial of our SBP-101 product candidate is positive. We estimate that the additional time and cost to obtain FDA and European Medicines Agency (“EMA”) approval and to bring our SBP-101 product candidate to market in these two indications will be 6 to 7 years with related costs up to $200 million.

Financial Overview

We have incurred losses of $13.7 million since inception. For the year ended December 31, 2015 and 2014, we incurred net losses of $4.9 million and $3.5 million, respectively, and negative cash flows from operating activities of $3.9 million and $3.3 million, respectively. We expect to incur substantial losses, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash and cash equivalents were $925,000 as of December 31, 2015, compared to $1.7 million as of December 31, 2014. We believe our cash and cash equivalents as of December 31, 2015, will be sufficient to fund our planned operations through the first quarter of 2016.

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

Key Components of Our Results of Operations

General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries, benefits and other costs, including stock-based compensation, for our executive and administrative personnel; legal and other professional fees; travel, insurance and other corporate costs. We expect to incur a significant increase in general and administrative expenses as a result of becoming a public company in September 2015. These increases are anticipated to include higher costs for insurance, costs related to quarterly, annual and other periodic filings with the SEC and payments to outside consultants, lawyers and accountants. We also expect to incur significant costs to comply with the corporate governance, internal controls and similar requirements applicable to public companies.

Research and Development Expenses

Since its inception, SBR has focused its activities on the development of its SBP-101 product candidate. We expense both internal and external research and development costs as incurred. Research and development costs include expenses incurred to design, develop, test, seek approval for and enhance our SBP-101 product candidate and production processes. Expenses related to research and development consist primarily of third-party service providers monitoring and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of our SBP-101 product candidate for use in our pre-clinical studies and expected future clinical trials; consulting resources with specialized expertise related to execution of our development plan for our SBP-101 product candidate; personnel costs, including salaries, benefits and share-based compensation and costs to license and maintain our licensed intellectual property.

We expense costs associated with obtaining licenses for patented technologies when it is determined there is no alternative future use of the intellectual property subject to the license.

While our research and development expenses to date have been focused on the development of our SBP-101 product candidate, we expect that a large percentage of our research and development expenses in the future will be incurred in support of our current Phase 1 clinical trial and anticipated future clinical trials. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our product candidates and our other pipeline programs. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. Our future research and development expenses will depend on the preclinical and clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Completion of clinical trials may take several years or more, and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

●	per patient trial costs;

●	the number of trials required for approval;

●	the number of sites included in the trials;

●	the length of time required to enroll suitable patients;

●	the number of doses that patients receive;

●	the number of patients that participate in the trials;

●	the drop-out or discontinuation rates of patients;

●	the duration of patient follow-up;

●	potential additional safety monitoring or other studies requested by regulatory agencies;

●	the number and complexity of analyses and tests performed during the trial;

●	the phase of development of the product candidate; and

●	the efficacy and safety profile of the product candidate.

Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple clinical trial sites and, for certain trials, contract research organizations, (“CRO”), which administer clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts and the achievement of milestones, such as number of patients enrolled. If timelines or contracts are modified based upon changes to the clinical trial design or scope of work to be performed, we modify our estimates of accrued expenses accordingly.

Other Income (Expense)

Interest income consists of interest income, cash and non-cash interest expense and transaction gains and losses resulting from transactions denominated in other than our functional currency.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in Note 4 to our Consolidated Financial Statements starting on page F-1, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Fair Value Estimates of Common Stock

Prior to becoming eligible for quotation on the over-the-counter markets, determining the fair value per share or our common stock for use in estimating the fair values of share based payments required making complex and subjective judgments. The Company used the implied valuations based upon the terms from our sales of convertible notes payable to estimate our enterprise value for the dates on which these transactions occurred. The estimated enterprise values considered certain discounts related to control and lack of marketability.

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

Share-Based Compensation

We recognize compensation expense in an amount equal to the estimated grant date fair value of each option grant, or stock award over the estimated period of service and vesting. This estimation of the fair value of each stock-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the fair value under the Black Scholes option pricing model, which is a standard option pricing model, this model still requires the use of numerous assumptions, including, among others, the expected life (turnover), volatility of the underlying equity security, a risk free interest rate and expected dividends. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. The use of different assumptions by management in connection with these assumptions in the Black Scholes option pricing model can produce substantially different results.

Research and development costs

We charge research and development costs, including clinical trial costs, to expense when incurred. Our human clinical trials are, and will be, performed at clinical trial sites and are administered jointly by us with assistance from contract research organizations (“CROs”). Costs of setting up clinical trial sites are accrued upon execution of the study agreement. Expenses related to the performance of clinical trials generally are accrued based on contracted amounts and the achievement of agreed upon milestones, such as patient enrollment, patient follow-up, etc. We monitor levels of performance under each significant contract, including the extent of patient enrollment and other activities through communications with the clinical trial sites and CROs, and adjust the estimates, if required, on a quarterly basis so that clinical expenses reflect the actual effort expended at each clinical trial site and by each CRO.

Results of Operations

Note that the activity presented in financial analyses below represents the current and historical operations of SBR. All share and per share amounts included below are presented on an as converted basis, which gives effect to the exchange of four shares of our common stock for every one share of SBR common stock in accordance with the Merger.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

	Year Ended December 31,
	2015	2014	Percent Change
Operating expenses:
General and administrative	$2,592	$1,079	140.2%
Research and development	2,852	2,366	20.5
Total operating expenses	5,444	3,445	58.0

Other expense, net	(239)	(194)	23.2
Income tax benefit	756	108	700.0

Net loss	$(4,927)	$(3,531)	39.5%

General and administrative and research and development expenses include non-cash stock-based compensation expense as a result of our issuance of stock options and stock grants. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through December 31, 2015 vest primarily upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statement of Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
General and administrative	$759	$74
Research and development	217	122
Total stock-based compensation	$976	$196

General and administrative expense

Our general and administrative (“G&A”) expenses increased 140.2% to $2.6 million in 2015 up from $1.1 million in 2014. These increases were due primarily to increased legal and accounting fees associated with completing the Merger, the reporting, compliance requirements and other costs associated with being a public company, increased salaries related to the changes in management in the second half of 2015 and increases in share-based compensation.

Research and product development expense

Our research and development (“R&D”) expenses increased 20.5% to $2.9 million in 2015 up from $2.4 million in 2014. The overall increase in R&D expenses results primarily from the combination of increased costs associated with pursuing our investigational new drug application with the FDA, costs of preparing for and initiating our Phase 1 clinical trial and increased costs from expanding our clinical and research personnel partially offset by reductions in the costs of required preclinical testing in the current year. An increase in share-based compensation also contributed to the current year increase in research and development expenses.

Other expense, net

Other expense, net, increased 23.2% to $239,000 in the current year up from $194,000 in the prior year. Other expense, net, consists primarily of interest expense on convertible promissory notes and long-term debt and foreign currency transaction losses. The current year increases are primarily due to increases in losses associated with transactions in foreign currencies.

Income tax benefit

Income tax benefit increased to $756,000 in 2015 up from $108,000 in 2014. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia. The current year increase reflects an increase in the costs eligible for the Australian R&D tax credit.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2015 and 2014 and for each of fiscal years ended December 31, 2015 and 2014, and is intended to supplement the more detailed discussion that follows (in thousands):

	December 31,
	2015	2014

Cash and cash equivalents	$925	$1,654
Short-term investments	—	499
Working capital	357	1,906

	Year Ended December 31,
Cash Flow Data	2015	2014
Cash provided by (used in):
Operating activities	$(3,896)	$(3,343)
Investment activities	500	(501)
Financing activities	2,675	2,815
Effect of exchange rate changes on cash and cash equivalents	(7)	(10)
Net decrease in cash and cash equivalents	$(728)	$(1,040)

Working Capital

Our total cash resources, including short-term investments, were $925,000 as of December 31, 2015, compared to $2.2 million as of December 31, 2014. As of December 31, 2015 we had $1.4 million in current liabilities and $357,000 net working capital. As of December 31, 2014, we had $467,000 in current liabilities and $1.9 million in net working capital. The decrease in our total cash resources resulted from cash used in operations exceeding cash provided by our financing activities. The increase in current liabilities resulted from costs incurred but unpaid and the assumption of $250,000 of demand notes payable, both in conjunction with our September 4, 2015 merger with Cimarron Medical, Inc.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.9 million during 2015, compared to $3.3 million during 2014. The net cash used in each of these periods primarily reflects the net loss for these periods, offset in part by non-cash share-based compensation, non-cash interest expense and the effects of changes in operating assets and liabilities.

Net Cash Provided by (Used in) Investment Activities

Net cash provided by investing activities was $500,000 during 2015 compared to net cash used of $501,000 during 2014. Cash provided by or used in investing activities is primarily related to the sale and purchase of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.7 million in 2015, compared to $2.8 million in 2014. Net cash provided by financing activities was comprised of net proceeds from our sales of convertible debt and common stock in a private placement and through the exercise of stock options and stock purchase warrants.

Capital Requirements

As we continue to pursue our operations and execute our business plan, including completing our current Phase 1 clinical trial for our product candidate SBP-101 in pancreatic cancer, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

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

Pursuant Agreement and Plan of Merger dated June 12, 2015 (the “Merger Agreement”), SBR was obligated to undertake efforts to engage in a private placement of its common stock. On September 4, 2015, immediately prior to the closing of the Merger, SBR sold shares of its common stock for total proceeds of $1,513,000, net of offering costs, which shares ultimately resulted in the issuance of an incremental 762,500 shares of our common stock in the Merger.

As of December 31, 2015, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

We will need additional funds to continue our operations thereafter and execute our business plan, including completing our current Phase 1 clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses through the first quarter of 2016.

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

License Agreement

On December 22, 2011, SBR entered into an exclusive license agreement with the University of Florida Research Foundation (“UFRF”), which was acquired in exchange for $15,000 in cash and the issuance of 10% of its common stock. Upon executing the license agreement, 800,000 shares of common stock were issued to UFRF which was determined to have a fair value of $20,000 based upon an estimated fair value of SBR’s common stock of $0.025 per share. The license agreement also contained an anti-dilution provision which required SBR to issue additional shares to UFRF sufficient for UFRF to maintain its 10% ownership interest in SBR until SBR secured an addition $2.0 million external investment in SBR. This investment was received during 2012.

The license agreement requires the Company to pay royalties to UFRF ranging from 2.5% to 5% of net sales of licensed products developed from the licensed technology. Minimum annual royalties are required after the initial occurrence of a commercial sale of a marketed product. Royalties are payable for the longer of (i) the last to expire of the claims in the licensed patents or (ii) ten (10) years from the first commercial sale of a licensed product in each country in which licensed product is sold. The minimum annual royalties are as follows:

●	$50,000 is due 270 days after occurrence of first commercial sale;

●	$100,000 is due on the first anniversary date of the first payment;

●	$100,000 is due on the second anniversary date of the first payment; and

●	$300,000 is due on the third anniversary date of the first payment and subsequent anniversary dates thereafter, continuing for the life of the license agreement.

The Company is subject to six different milestone payments under the license agreement.

●	$50,000 is due upon enrollment of the first subject in a Phase I clinical trial;

●	$300,000 is due upon enrollment of the first subject in a Phase II clinical trial;

●	$3,000,000 is due upon approval of a New Drug Application;

●	$2,000,000 is due upon approval to manufacture and market in either the European Union or Japan (one time only);

●	$1,000,000 is due upon the first time annual net sales of licensed product or licensed process by the Company reaches $100,000,000; and

●	$3,000,000 is due upon the first time annual net sales of licensed product or licensed process by the Company reaches $500,000,000.

As of December 31, 2015 and 2014, no royalty or milestone payments were due. The Company is also committed to pay an annual license maintenance fee of $10,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 4 to the Consolidated Financial Statements contained in Item 8 below for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8.	Financial Statements and Supplementary Data

The financial statements and notes thereto required pursuant to this Item begin on page F-1 of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the significant deficiency related to insufficient accounting personnel discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange. Internal control over financial reporting refers to the processes designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing and detecting misstatements on a timely basis. It is possible to design into the process safeguards to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis.

In the course of completing its assessment of internal control over financial reporting as of December 31, 2015, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the auditor attestation requirement.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III will be incorporated by reference from our definitive proxy statement for the annual meeting of shareholders to be held in 2016 (the “Proxy Statement”), which we expect to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2016. Except for those portions specifically incorporated in this annual report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this annual report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing under the headings “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated into this Item by reference.

Executive Officers

The name, age and position of each of our executive officers as of March 1, 2016 are as follows:

Name	Age	Position
Michael T. Cullen	70	Executive Chairman of the Board and Director
David B. Kaysen	66	President, Chief Executive Officer and Director
Scott Kellen	50	Chief Financial Officer and Vice President of Finance

Michael T. Cullen, M.D., M.B.A., has served as Executive Chairman of the board and as a director of our Company since the effective time of the Merger. Dr. Cullen brings 25 years of pharmaceutical experience to our Company, including expertise in working with development-stage companies in planning, designing and advancing drug candidates from preclinical through clinical development. Dr. Cullen co-founded SBR in November 2011 and had continuously served as Chairman its board of directors since that date. He previously served as its Chief Executive Officer and President of SBR from November 2011 to June 2015. Dr. Cullen provided due diligence consulting to the pharmaceutical industry from 2009 to 2011, after one year in transition consulting to Eissi Pharmaceuticals. He developed several oncology drugs as Chief Medical Officer for MGI Pharma Inc. from 2000 to 2008, and previously at G.D. Searle, SunPharm Corporation, and as Vice President for Clinical Consulting at IBAH Inc., the world’s fifth largest contract research organization, where he provided consulting services on business strategy, creating development plans, regulatory matters and designing clinical trials for several development stage companies in the pharmaceutical industry. Dr. Cullen was also a co-founder and Chief Executive Officer of IDD Medical, a pharmaceutical start-up company. Dr. Cullen joined 3M Pharmaceuticals in 1988 and contributed to the development of cardiovascular, pulmonary and immune-response modification drugs. Over the course of his career Dr. Cullen has been instrumental in obtaining the approval of ten drugs, including three (3) since 2004: Aloxi®, Dacogen® and Lusedra®. Board-certified in Internal Medicine, Dr. Cullen practiced from 1977 to 1988 at Owatonna Clinic, Owatonna, MN, where he served as president. Dr. Cullen earned his MD and BS degrees from the University of Minnesota and his MBA from the University of St. Thomas and completed his residency and Board certification in Internal Medicine through the University of North Carolina in Chapel Hill and Wilmington, NC.

David B. Kaysen has served as our President and Chief Executive Officer and as a director of our Company since the effective time of the Merger. Mr. Kaysen had previously served as the President of SBR since August 2015 and as Chief Executive Officer and as a director of SBR since July 2015. Prior to joining the Company, Mr. Kaysen was a self-employed medical technology consultant since April 2013. Mr. Kaysen previously was the President, Chief Executive Officer and a board member of Uroplasty, Inc. from May, 2006 through April 2013.

Scott Kellen has served as Vice President and Chief Financial Officer since October 1, 2015. Prior to joining Sun BioPharma, Inc., Mr. Kellen was the Chief Financial Officer of Kips Bay Medical, Inc. from 2010 through 2015 originally joining to help lead them through their initial public offering and multiple follow-on offerings. In March 2012, Scott also became the Chief Operating Officer. From 2007 to 2009, Scott served as Director of Finance for Transoma Medical, Inc., during which time Transoma prepared for its proposed initial public offering, which was withdrawn in February 2008 due to deteriorated market conditions. From 2005 to 2007, Scott served as the Corporate Controller for ev3 Inc. during that company’s initial public offering and during additional follow-on offerings. From 2003 to 2005, Scott served as Senior Audit Manager of Deloitte & Touche, LLP (now Deloitte LLP), providing auditing and consulting services to mid-size public companies adjusting to the requirements of the Sarbanes-Oxley Act of 2002. Altogether, Scott has spent more than 20 years in the medical device industry, serving early stage and growth companies that produced Class II and III devices. Scott has a Bachelor of Science degree in Business Administration from the University of South Dakota and is a Certified Public Accountant (inactive).

Code of Ethics and Business Conduct

We have adopted a code of ethics and business conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees and our directors. The text of our code of conduct is filed as Exhibit 14.1 to this annual report on Form 10-K.

Item 11.	Executive Compensation

The information appearing under the headings “Director Compensation” and “Executive Compensation” in the Proxy Statement is incorporated into this Item by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the headings “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated into this Item by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information regarding director independence appearing under the heading “Proposal No. 1 – Election of Directors” and the information regarding related person transactions under the heading “Corporate Governance” in the Proxy Statement is incorporated into this Item by reference.

Item 14.	Principal Accounting Fees and Services

The information regarding principal accounting fees and services appearing under the heading “Proposal No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated into this Item by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits.

(1)	Financial Statements

The following financial statements are filed as part of this report:

(2) Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements and notes thereto identified above.

(3) Exhibits

The list of exhibits required to be filed as exhibits to this report are listed in the Exhibit Index appearing at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2016

SUN BIOPHARMA, INC.
By:	/s/ David B. Kaysen
David B. Kaysen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2016.

/s/ David B. Kaysen	/s/ Scott Kellen
David B. Kaysen, President and Chief Executive Officer (Principal Executive Officer) and Director	Scott Kellen, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ MICHAEL T. CULLEN	/s/ J. ROBERT PAULSON
Michael T. Cullen, Executive Chairman and Director	J. Robert Paulson, Jr., Director

/s/ SUZANNE GAGNON	/s/ PAUL W. SCHAFFER
Suzanne Gagnon, Director	Paul W. Schaffer, Director

/s/ DALVIR GILL	/s/ D. ROBERT SCHEMEL
Dalvir Gill, Director	D. Robert Schemel, Director

/s/ JEFFREY MATHIESEN
Jeffrey S. Mathiesen, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Sun BioPharma, Inc.

We have audited the accompanying consolidated balance sheets of Sun BioPharma, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun BioPharma, Inc. at December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert

Tampa, Florida
March 8, 2016

Sun BioPharma, Inc.
Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$925	$1,654
Short-term investments, net	—	499
Stock subscription receivable	—	94
Prepaid expenses and other current assets	74	18
Income tax receivable	733	108
Total current assets	1,732	2,373
Other assets, net	76	105
Total assets	$1,808	$2,478

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$585	$297
Accrued expenses	505	132
Demand notes payable	250	—
Accrued interest	35	38
Total current liabilities	1,375	467

Long-term liabilities:
Convertible notes payable	2,775	3,000
Long-term debt	300	300
Accrued interest	39	27
Total long-term liabilities	3,114	3,327

Commitments and contingencies (Note 7)

Shareholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 and 5,000,000 authorized as of December 31, 2015 and 2014, respectively; no shares issued or outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; 100,000,000 and 20,000,000 authorized; 29,892,806 and 5,688,927 shares issued and outstanding, as of December 31, 2015 and 2014, respectively	30	6
Additional paid-in capital	10,943	7,264
Accumulated deficit	(13,667)	(8,569)
Accumulated other comprehensive gain (loss), net	13	(17)
Total shareholders’ deficit	(2,681)	(1,316)
Total liabilities and shareholders’ deficit	$1,808	$2,478

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014
Operating expenses
General and administrative	$2,592	$1,079
Research and development	2,852	2,366
Operating loss	(5,444)	(3,445)

Other income (expense):
Interest income	8	6
Interest expense	(183)	(184)
Other expense	(64)	(16)
Change in fair value of derivatives	—	—
Total other income (expense)	(239)	(194)

Loss before income tax benefit	(5,683)	(3,639)

Income tax benefit	756	108

Net loss	(4,927)	(3,531)
Foreign currency translation adjustment gain (loss)	30	(13)
Comprehensive loss	$(4,897)	$(3,544)

Basic and diluted net loss per share	$(0.35)	$(0.69)
Weighted average shares outstanding – basic and diluted	14,073,174	5,109,644

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Consolidated Statements of Shareholders’ Deficit

(In thousands except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Deficit
Balances at December 31, 2013	5,005,522	5	6,450	(5,038)	(4)	1,413
Issuance of common stock for services	100,000	—	91	—	—	91
Conversion of convertible notes payable and accrued interest into common stock	22,505	—	101	—	—	101
Exercise of stock options	535,900	1	492	—	—	493
Exercise of stock warrants	25,000	—	25	—	—	25
Share-based compensation expense	—	—	105	—	—	105
Net loss	—	—	—	(3,531)	—	(3,531)
Foreign currency translation adjustment, net of taxes of $0	—	—	—	—	(13)	(13)
Balances at December 31, 2014	5,688,927	$6	$7,264	$(8,569)	$(17)	$(1,316)
Exercise of stock options	647,634	1	692	—	—	693
Exercise of stock warrants	500,000	—	375	—	—	375
Conversion of convertible notes payable and accrued interest into common stock	50,194	—	226	—	—	226
Issuance of common stock in a private offering, net of issuance costs of $12	190,625	—	1,513	—	—	1,513
Issuance of common stock for services	33,241	—	42	—	—	42
Share-based compensation expense	—	—	933	—	—	933
Exercise price modification of common stock warrants	—	—	171	(171)	—	—
Merger transaction – See Note 8	22,782,185	23	(273)	—	—	(250)
Net loss	—	—	—	(4,927)	—	(4,927)
Foreign currency translation adjustment, net of taxes of $0	—	—	—	—	30	30
Balances at December 31, 2015	29,892,806	$30	$10,943	$(13,667)	$13	$(2,681)

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,927)	$(3,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	28	28
Non-cash interest expense	—	50
Unrealized loss on investment	—	2
Share-based compensation	976	196
Changes in operating assets and liabilities:
Income and other tax receivables	(610)	(9)
Rebate receivable	—	47
Prepaid expenses and other assets	(45)	5
Accounts payable and accrued liabilities	681	(131)
Net cash used in operating activities	(3,897)	(3,343)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	500	—
Purchases of short-term investments	—	(501)
Net cash provided (used in) by investing activities	500	(501)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of selling costs of $12	1,513	—
Proceeds from issuance of debt, net of debt issuance costs of $9k	—	2,391
Proceeds from the exercise of stock options	762	424
Proceeds from the exercise of stock purchase warrants	400	—
Net cash provided by financing activities	2,675	2,815

Effect of exchange rate changes on cash and cash equivalents	(7)	(11)

Net decrease in cash and cash equivalents	(729)	(1,040)
Cash and cash equivalents at beginning of period	1,654	2,694
Cash and cash equivalents at end of period	$925	$1,654

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$145	$106

Supplemental disclosure of non-cash transactions:
Conversion of notes payable and accrued interest into common stock	$226	$101
Notes payable assumed in merger (Note 6)	$250	$—

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.
Notes to Consolidated Financial Statements

1.     Business

Sun BioPharma, Inc., formerly known as Cimarron Medical, Inc., (“Cimarron”) and its wholly-owned subsidiaries, Sun BioPharma Research, Inc. (“SBR”) and Sun BioPharma Australia Pty Ltd. (“SBA” and collectively with Cimarron and SBR, “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a second indication in chronic pancreatitis. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”). SBR was incorporated under the laws of the State of Delaware on September 21, 2011. Sun BioPharma Australia Pty Ltd was established on May 24, 2013, and incorporated under the laws of Australian Securities and Investments Commission.

SBR entered into an Agreement and Plan of Merger with Cimarron and SB Acquisition Corporation, a wholly owned subsidiary of Cimarron, on June 12, 2015. The merger of SB Acquisition Corporation with and into SBR on September 4, 2015 (the “Merger”) resulted in all of the issued and outstanding common stock of SBR being converted into the right to receive an aggregate of 28,442,484 shares of Cimarron’s common stock, representing four shares of Cimarron common stock for every one share of SBR common stock cancelled in the Merger. As a result of this transaction, former SBR shareholders owned approximately 98.8% of the outstanding capital stock of Cimarron. Concurrent with the completion of the Merger, Cimarron’s name was changed to “Sun BioPharma, Inc.”

Under accounting principles generally accepted in the United States (“GAAP”), SBR was deemed to be the acquirer for accounting purposes because its legacy shareholders owned a substantial majority of the issued and outstanding shares of Cimarron’s common stock after the Merger. Further, as Cimarron’s business operations and net assets, at the time of the Merger, were nominal relative to SBR’s business operations and net assets, we have accounted for the Merger as a capital transaction and the activity presented in these financial statements represents the current and historical operations of SBR. All share and per share amounts included in these Notes are presented on an as converted basis, which gives effect to the exchange of four shares of Cimarron common stock for every one share of SBR common stock.

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

We have incurred losses of $13.7 million since SBR’s inception in 2011. For the year ended December 31, 2015, we incurred a net loss and negative cash flows from operating activities of $4.9 million and $3.9 million, respectively. We expect to incur substantial losses for the foreseeable future, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and seek to commercialize our primary product candidate, SBP-101. As of December 31, 2015, we had cash and cash equivalents of $925,000, working capital of $357,000 and shareholders’ deficit of $2.7 million. We believe our cash and cash equivalents as of December 31, 2015, will be sufficient to fund our planned operations through the first quarter of 2016. The Company’s principal sources of cash have included the issuance of convertible debt and equity securities.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our SBP-101 product candidate. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 3 entitled “Liquidity and Management’s Plans.”

3.     Liquidity and Management Plans

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

4.     Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our fiscal year ends on December 31.

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

Principles of consolidation

The accompanying consolidated financial statements include the assets, liabilities and expenses of Sun BioPharma, Inc. and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds with original maturities of three months or less. The carrying value of these instruments approximates fair value. We have not experienced any losses in our cash and cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the company to significant concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are primarily deposited in demand and money market accounts. At times, such deposits may be in excess of insured limits. Investments in money market funds are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agencies. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Short-term investments

We consider all investments with maturities greater than three months and less than one year at the time of purchase as short-term investments. At December 31, 2014, short-term investments consisted of a mutual fund investment reported at fair value. We seek to manage our investments to achieve our goal of preserving principal and maintaining adequate liquidity at all times. Short-term investments are considered trading securities by the company. As such, unrealized gains and losses are included in earnings and recorded as interest income in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted rates, for each of the jurisdictions in which the Company operates, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2015 and 2014. See Note 10 for additional information. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations and Comprehensive Loss.

Debt issuance costs

Costs associated with the issuance of debt instruments are capitalized. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the term of the debt agreements and are included in interest expense.

Research and development costs

Research and development costs to date have consisted primarily of expenses incurred for third-party service providers monitoring and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of SBP-101 for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our SBP-101 product candidate; and costs to license and maintain our licensed intellectual property. Moving forward, research and development expenditures will shift to focus on costs related to the execution of human clinical trials and related efforts to obtain regulatory approval for SBP-101.

We charge research and development costs, including clinical trial costs, to expense when incurred. Our human clinical trials are, and will be, performed at clinical trial sites and are administered jointly by us with assistance from contract research organizations (“CROs”). Costs of setting up clinical trial sites are accrued upon execution of the study agreement. Expenses related to the performance of clinical trials generally are accrued based on contracted amounts and the achievement of agreed upon milestones, such as patient enrollment, patient follow-up, etc. We monitor levels of performance under each significant contract, including the extent of patient enrollment and other activities through communications with the clinical trial sites and CROs, and adjust the estimates, if required, on a quarterly basis so that clinical expenses reflect the actual effort expended at each clinical trial site and by each CRO.

We expense costs associated with obtaining licenses for patented technologies when it is determined there is no alternative future use of the intellectual property subject to the license.

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

Share-based compensation

In accounting for share-based incentive awards we measure and recognize the cost of employee and non-employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation cost is recognized ratably using the straight-line attribution method over the expected vesting period, which is considered to be the requisite service period.

The fair value of share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term of each award. Expected volatility and forfeiture rates are based primarily on the volatility rates of a set of guideline companies, which consist of public and recently public biotechnology companies. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

Foreign Currency Translation

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss in the Consolidated Statements of Operations and Comprehensive Loss. During the years ended December 31, 2015 and 2014, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

Comprehensive Loss

Comprehensive loss consists of our net loss and the effect of foreign currency translation.

Net Loss per Share

We compute net loss per share by dividing our net loss (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted earnings per share, or EPS, is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Diluted EPS is the same as basic EPS due to common equivalent shares being excluded from the calculation, as their effect is anti-dilutive.

The following table summarizes our calculation of net loss per common share for the periods (in thousands, except share and per share data):

	December 31,
	2015	2014
Net loss	$(4,927)	$(3,531)
Weighted average shares outstanding—basic and diluted	14,073,174	5,109,644
Basic and diluted net loss per share	$(0.35)	$(0.69)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Year Ended December 31,
	2015	2014
Employee and non-employee stock options	3,463,600	5,487,752
Common shares issuable upon conversion of notes payable	2,466,667	2,666,668
Common shares issuable under common stock purchase warrants	2,550,000	4,550,000
	8,480,267	12,704,420

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

In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements

5.     Fair Value of Financial Instruments

We apply the provisions of FASB ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. Valuation techniques used to measure fair value, as required by ASC Topic 820, must maximize the use of observable inputs and minimize the use of unobservable inputs.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The three levels of input are:

Level 1—Quotedprices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our cash and equivalents and short-term investments consist of bank deposits and, at December 31, 2014, money market funds. Our money market funds are traded in active markets and are recorded at fair value based upon quoted market prices.

Other financial instruments, including accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

There were no financial assets measured at fair value at December 31, 2015.

A summary of financial assets (in thousands) measured at fair value on a recurring basis at December 31, 2014 is as follows:

	December 31, 2014
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$500	$500	$—	$—

6.     Indebtedness

Long-term debt

On October 26, 2012, SBR entered into an unsecured loan agreement (the ”Agreement”) with the Institute for Commercialization of Public Research, Inc. (the "Institute"). Under the terms of the agreement, SBR borrowed $300,000 at a fixed interest rate of 4.125%. No principal or interest payments are due until the maturity date, October 26, 2017, unless a mandatory repayment event occurs. A mandatory repayment event includes, (i) a liquidity event defined as a sale of all or substantially all of the assets of SBR; a merger, consolidation, share exchange or similar transaction as a result of which the persons holding SBR equity constituting a majority of the outstanding equity by voting power or economic participation immediately prior to the transaction hold less than a majority of such voting power or economic participation immediately after such transaction; or a sale or transfer of outstanding equity of SBR in a transaction as a result of which the persons holding SBR equity constituting a majority of the outstanding equity by voting power or economic participation immediately prior to the transaction hold less than a majority of such voting power or economic participation immediately after such transaction, (ii) an event of default, (iii) a failure to maintain a Florida base of operations for more than 6 months, (iv) a sale or transfer of licensed technology, (v) any false representation to the Institute, (vi) a violation of law by SBR or one of its principal officers, or (vii) an achievement of aggregate revenues during any fiscal year of more than $4,000,000 from sales of products and/or services. The Long-term debt was assumed by Cimarron in connection with the Merger.

Demand notes payable

In conjunction with the Merger, and after giving effect to the disposition of the nominal business operations of Cimarron on September 28, 2015, we assumed $250,000 of unsecured demand notes that were previously issued by Cimarron. These demand notes have no stated interest rate or maturity date and accordingly are reported as current liabilities in our consolidated balance sheet. See Note 9 below for additional information regarding the Merger.

Convertible notes payable

In the fourth quarter of 2013, SBR initiated an offering of convertible promissory notes (the “Convertible Notes” or “New Notes”). In total, gross proceeds raised were $3.1 million of which $700,000 and $2.4 million were raised in December 2013 and January 2014, respectively. The Convertible Notes accrue interest at 5% per year, payable quarterly, are convertible into shares of common stock at $1.125 per share at the option of the holder and mature in December 2018.

Sale of the New Notes was contingent upon (i) the conversion of $2.3 million of then outstanding convertible notes (the “Old Notes”) into common stock at $0.25 per share, (ii) fixing the number of warrants issuable to the holders of the Old Notes at 50% of the then then outstanding convertible notes, with those warrants exercisable at $0.25 per share, (iii) the issuance of employment agreements to the four individuals leading the new financing round, providing compensation in the form of option grants, and (iv) raising a minimum of $3,000,000 from the sale of the New Notes. These conditions were satisfied in January 2014, however management, having received verbal commitments for $3.0 million of New Note subscriptions on December 27, 2013, concluded that the satisfaction of the conditions for the sale of the New Notes was probable of being achieved, recorded the conversion of the Old Notes, and accrued but unpaid interest, into common stock on that date, in accordance with accounting principles generally accepted in the United States of America. Conversion of the Old Notes and related accrued interest resulted in the issuance of 9,639,116 shares of SBR common stock, and warrants to purchase a total of 4,650,000 shares of SBR common stock at $0.25 per share. These stock purchase warrants expire on December 27, 2023.

In 2015 and 2014, holders of the Convertible Notes converted $225,000 and $100,000, respectively, plus accrued interest, into 200,776 and 90,020 shares, respectively, of SBR common stock. In addition, in 2015 and 2014, 2,000,000 and 100,000, respectively, warrants were exercised. See Note 8 for additional information.

The Convertible Notes were assumed by Cimarron in connection with the Merger. See Note 8 for more information regarding treatment of the Convertible Notes in the Merger

7.     Commitments and Contingencies

License agreement

On December 22, 2011, SBR entered into an exclusive license agreement with the university of Florida research foundation (“UFRF”), which was acquired in exchange for $15,000 in cash and the issuance of 10% of its common stock. Upon executing the license agreement, 800,000 shares of common stock were issued to UFRF which was determined to have a fair value of $20,000 based upon an estimated fair value of SBR’s common stock of $0.025 per share. The license agreement also contained an anti-dilution provision which required SBR to issue additional shares to UFRF sufficient for UFRF to maintain its 10% ownership interest in SBR until SBR secured an addition $2.0 million external investment in SBR. This investment was received during 2012.

The license agreement requires the company to pay royalties to UFRF ranging from 2.5% to 5% of net sales of licensed products developed from the licensed technology. Minimum annual royalties are required after the initial occurrence of a commercial sale of a marketed product. Royalties are payable for the longer of (i) the last to expire of the claims in the licensed patents or (ii) ten (10) years from the first commercial sale of a licensed product in each country in which licensed product is sold. The minimum annual royalties are as follows:

●	$50,000 is due 270 days after occurrence of first commercial sale;
●	$100,000 is due on the first anniversary date of the first payment;
●	$100,000 is due on the second anniversary date of the first payment; and
●	$300,000 is due on the third anniversary date of the first payment and subsequent anniversary dates thereafter, continuing for the life of the license agreement.

In addition, the company is subject to six different milestone payments under the license agreement.

●	$50,000 is due upon enrollment of the first subject in a phase 1 clinical trial;
●	$300,000 is due upon enrollment of the first subject in a phase ii clinical trial;
●	$3,000,000 is due upon approval of a new drug application;
●	$2,000,000 is due upon approval to manufacture and market in either the European union or japan (one time only);
●	$1,000,000 is due upon the first time annual net sales of licensed product or licensed process by the company reaches $100,000,000; and
●	$3,000,000 is due upon the first time annual net sales of licensed product or licensed process by the company reaches $500,000,000.

The license agreement is subject to customary and usual termination provisions. The license agreement was assumed by Cimarron in connection with the Merger. As of December 31, 2015 and 2014, no royalty or milestone payments were due. The Company is also committed to pay an annual license maintenance fee of $10,000.

Clinical Trials

We are currently conducting a Phase 1 study in patients with pancreatic cancer, for a duration of approximately 24 months. The first patient was enrolled in January 2016. This study is expected to include a dose-escalation phase with 8-week cycles of treatment at each dose level. At least two cycles of therapy at each dose level are anticipated in this trial, with continued treatment permitted for patients with clinical responses or stable disease. The projected safety profile suggests that repeat cycles would be well tolerated. Additional clinical trials will be subsequently required if the results of the Phase 1 pancreatic cancer trial are positive. We estimate the total time and cost to obtain FDA and EU approval and bring SBP-101 to market is 6 to 7 years and up to two-hundred million dollars ($200 million). Clinical trial costs are expensed as incurred.

Indemnification of Directors and Officers

The bylaws of the Company provide that it will indemnify and advance expenses to its directors and officers to the fullest extent permitted by law or, if applicable, pursuant to indemnification agreements. They further provide that we may choose to indemnify other employees or agents of our Company from time to time. Section 16-10a-908 of the Utah Revised Business Corporation Act and the Company’s bylaws permit it to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to the Company, regardless of whether the bylaws permit indemnification. We maintain a directors’ and officers’ liability insurance policy for that purpose. As of December 31, 2015 there was no pending litigation or proceeding involving any director or officer of the Company as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company, the Company has been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these obligations as of December 31, 2015 or 2014.

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

Under GAAP, SBR was deemed to be the acquirer for accounting purposes because its former shareholders owned a substantial majority of the issued and outstanding shares of Cimarron’s common stock after the Merger. Further, as Cimarron’s business operations and net assets, at the time of the Merger, were nominal relative to SBR’s business operations and net assets, we have accounted for the Merger as a capital transaction.

SBR incurred approximately $325,000 of costs associated with the Merger and assumed $250,000 of demand notes payable, net, after giving effect to the disposition of the legacy business operations of Cimarron, discussed below. The transaction costs for the Merger are included in general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Loss.

Sale of Legacy Cimarron Medical Business Operations

On September 28, 2015, we sold all of our ownership interest in the legacy business operations of Cimarron, which previously had been contributed to our then wholly owned subsidiary, Cimarron Medical Software, Inc., to Sampleminded, Inc. In exchange, Sampleminded, Inc. agreed to assume our payment obligations under approximately $305,000 of aggregate principal amount of outstanding promissory notes.

Authorized Capital Stock

Our Amended and Restated Articles of Incorporation, as amended authorize our Company to issue up to 110,000,000 shares of capital stock, with 100,000,000 shares designated as common stock, $.001 par value per share, and the remaining 10,000,000 shares available for designation and issuance as shares of preferred stock, $.001 par value per share.

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

Warrants

In April 2015, the Board of Directors of SBR agreed to reduce the exercise price of outstanding warrants issued in connection with certain notes payable from $0.25 per share to $0.1875 per share. This exercise price modification resulted in the recognition of a deemed dividend of $170,625, which was charged to accumulated deficit and credited to additional paid-in-capital. In 2015, SBR received $375,000 from warrant holders who exercised warrants at the reduced price. In 2014, SBR received $25,000 from warrant exercises. These exercises ultimately resulted in the issuance of an incremental 2,100,000 shares of Cimarron common stock in the Merger. As of December 31, 2015, warrants exercisable for 2,550,000 shares remain outstanding.

Shares Reserved

Shares of common stock reserved for future issuance are as follows:

December 31, 2015
Stock options outstanding	3,463,600
Shares available for grant under equity incentive plan	5,722,264
Common shares issuable upon conversion of notes payable	2,466,667
Common shares issuable under common stock purchase warrants	2,550,000
Total	14,202,531

9.     Share-Based Compensation

The Sun BioPharma, Inc. 2011 Stock Option Plan (the “Plan”) was adopted by the SBR Board of Directors in September, 2011 and approved by SBR shareholders in January, 2012. We assumed the Plan as part of the Merger. The Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years and generally vest over zero to two years for employees. Under the Plan, a total of 14,000,000 shares of common stock were originally reserved for issuance. As of December 31, 2015, 5,722,264 shares remained available for the issuance of future grants under the Plan and options to purchase 3,463,600 shares of common stock were outstanding under the Plan.

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

A summary of option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2013	6,851,352	$0.24
Granted	780,000	0.24
Exercised	(2,143,600)	0.23
Cancelled	—	—
Forfeitures	—	—
Options outstanding at December 31, 2014	5,487,752	$0.24
Granted	5,340,000	0.32
Exercised	(2,590,536)	0.20
Cancelled	(4,773,616)	0.22
Forfeitures	—	—
Options outstanding at December 31, 2015	3,463,600	$0.27

Options exercisable at December 31, 2015	3,463,600	$0.27

A summary of the status of our unvested shares during the year ended and as of December 31, 2015 is as follows:

	Shares Under Option	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2014	2,224	$0.06
Granted	5,340,000	0.18
Vested	(5,342,224)	0.18
Forfeitures	—	—
Unvested at December 31, 2015	—	$—

Information about stock options outstanding, vested and expected to vest as of December 31, 2015, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested
				Weighted Average			Weighted Average
				Remaining	Weighted		Remaining
Per Share				Contractual	Average	Options	Contractual
Exercise Price			Shares	Life (Years)	Exercise Price	Exercisable	Life (Years)
$ 0.09	–	0.11	563,600	6.85	$0.10	563,600	6.85
0.23	–	0.25	460,000	8.11	0.25	460,000	8.11
	0.32		2,440,000	9.18	0.32	2,440,000	9.18
			3,463,600	8.66	$0.27	3,463,600	8.66

The cumulative grant date fair value of employee options vested during the years ended December 31, 2015 and 2014 was $933,000 and $105,000, respectively. Total proceeds received for options exercised during the years ended December 31, 2015 and 2014 were $693,000 and $493,000, respectively.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for options issued by the Company for the years ended December 31, 2015, 2014 and 2013:

	2015			2014
Common stock fair value		$0.32		$0.11	-	$0.23
Risk-free interest rate	1.57%	-	1.61%	0.75%	-	1.76%
Expected dividend yield		0%			0%
Expected option life (years)		5.0			5.0
Expected stock price volatility	62.60%	-	64.59%	69.37%	-	70.93%

Nonemployee Stock-Based Compensation

We account for stock options granted to nonemployees in accordance with FASB ASC 505. In connection with stock options granted to nonemployees, which were fully vested upon issuance, we recorded $70,000 and $26,000 for nonemployee stock-based compensation during the years ended December 31, 2015 and 2014, respectively.

Stock-Based Payments

In the first quarter of 2015, our Board of Directors authorized the issuance of 132,964 shares of our common stock to two vendors who agreed to provide services to the Company upon terms that provided for a portion of their consideration to be paid in shares of our common stock. The fair value of each share of common stock was determined by our Board of Directors, and accordingly, we recorded an expense of $42,000.

In the first quarter of 2014, we engaged an outside consultant to provide certain services to us upon terms that provided for a portion of the consideration to be paid in shares of our common stock. In conjunction with this agreement, our Board of Directors authorized the issuance of 400,000 shares of our common stock. The fair value of each share of common stock was determined by our Board of Directors, and accordingly, we recorded an expense of $91,000.

10.     Income Taxes

We have incurred net operating losses since inception. We have not reflected the benefit of net operating loss carryforwards in the accompanying financial statements and have established a full valuation allowance against our deferred tax assets.

At December 31, 2015 and 2014, the Company had an income tax receivable of $733,000 and $108,000, respectively, comprised of refundable tax credits related to research and development activities of our subsidiary Sun BioPharma Australia Pty Ltd.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$3,395	$2,395
Research credit carryforwards	236	152
Accrued expenses	—	35
Share-based compensation	148	38
Other	32	—
Total deferred tax assets	3,811	2,620
Valuation allowance	(3,811)	(2,620)
Net deferred tax asset	$—	$—

Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry-forward period. Because of our history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, we have provided a full valuation allowance. The net valuation allowance increased by $1.2 million and $1.3 million for the years ended December 31, 2015 and 2014, respectively.

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended December 31,
	2015	2014
Statutory rate	34.0%	34.0%
Permanent differences	(10.3)	(1.6)
State and local income taxes	0.1	—
Credits and other	(0.1)	6.1
State tax rate true-up	5.3	—
Valuation allowance	(29.0)	(38.5)
Effective rate	0.0%	0.0%

Net operating losses and tax credit carryforwards as of December 31, 2015, are as follows:

	Amount (In thousands)	Expiration Years
Net operating losses—federal	$9,935	Beginning 2031
Tax credits—federal	236	Beginning 2041

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “IRC”), and similar state provisions. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

The Company is subject to taxation in the United States and Australia. Tax returns, since the inception of Sun BioPharma, Inc. in 2011 and thereafter, are subject to examinations by federal and state tax authorities and may change upon examination. Tax returns of Sun BioPharma Australia Pty Ltd. for the year ended December 31, 2013 and thereafter are subject to examination by the Australian tax authorities.

11.     Subsequent Event

On January 4, 2016, we enrolled the first patient in our Phase 1 clinical trial of SBP-101 in patients with previously treated pancreatic cancer. Under the terms of our License Agreement with the University of Florida Research Foundation, a milestone obligation of $50,000 is due and payable based upon this first enrollment and accordingly we recorded this obligation as a license expense as of this date. Due to our current financial condition, we have requested, and UFRF has agreed, to provide us 90 day payment terms for this obligation.

SUN BIOPHARMA, INC.
Annual Report on Form 10-K

Exhibit Index

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated June 12, 2015, by and among Sun BioPharma, Inc. (f/k/a Cimarron Medical, Inc.), Sun BioPharma Research, Inc. (f/k/a Sun BioPharma, Inc.), and SB Acquisition Corporation (incorporated by reference to Exhibit 2.1 to current report on Form 8-K filed June 18, 2015).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated August 3, 2015 (incorporated by reference to Exhibit 2.1 to current report on Form 8-K filed August 4, 2015).
3.1

Composite Amended and Restated Articles of Incorporation, as amended through September 4, 2015 (incorporated by reference to Exhibit 3.1 to quarterly report on Form 10-Q for the quarter ended September 30, 2015).

3.2	Amended and Restated Bylaws, as amended through September 24, 2015 (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed September 30, 2015).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 11, 2015).
4.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed September 11, 2015).
4.3	Form of Warrant to Purchase Shares of Stock (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed September 11, 2015).
10.1*	Sun BioPharma, Inc. 2011 Stock Option Plan, as amended through January 1, 2015 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 11, 2015).
10.2*	Form of Incentive Stock Option Agreement for awards under 2011 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed September 11, 2015).
10.3*	Form of Non-Qualified Stock Option Agreement for awards under 2011 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed September 11, 2015).
10.4*	Indemnification Agreement, dated September 4, 2015 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed September 11, 2015).
10.5**

Standard Exclusive License Agreement by and between the University of Florida Research Foundation, Inc. and Sun BioPharma, Inc., dated December 22, 2011 (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed September 11, 2015).

10.6*	Employment Agreement with Michael T. Cullen, dated December 2, 2015 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed December 4, 2015).
10.7*	Employment Agreement with David B. Kaysen, dated December 2, 2015 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed December 4, 2015).
10.8*	Employment Agreement with Scott Kellen, dated December 2, 2015 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed December 4, 2015).
10.9*+	Employment Agreement with Suzanne Gagnon, dated December 2, 2015.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to current report on Form 8-K filed September 11, 2015).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to current report on Form 8-K filed September 11, 2015)
31.1+	Chief Executive Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Chief Financial Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101+

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidate Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Shareholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

+	Filed herewith
++	Furnished herewith
*	Management compensatory plan or arrangement required to be filed as an exhibit to this report.
**

Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.