Form 10-Q
period 2016-03-31
Sun BioPharma, Inc.
filed 2016-05-12
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 000-55242

Sun BioPharma, Inc.
(Exact Name of Registrant as Specified in its Charter)

Utah	87-0543922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 Vista Blvd #305, Waconia, Minnesota
(Address of principal executive offices)

(952) 479-1196
(Registrant’s telephone number, including area code)

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

On May 10, 2016, there were 29,930,306 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

Sun BioPharma, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$383	$925
Prepaid expenses and other current assets	165	74
Income tax receivable	904	733
Total current assets	1,452	1,732

Total assets	$1,452	$1,732

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$808	$585
Accrued liabilities	816	505
Demand notes payable	250	250
Accrued interest	35	35
Total current liabilities	1,909	1,375

Long-term liabilities:
Convertible notes payable, net	2,717	2,712
Long-term debt, net	289	287
Accrued interest	42	39
Total long-term liabilities	3,048	3,038

Commitments and contingencies (Note 7)

Shareholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 29,930,306 and 29,892,806 shares issued and outstanding, as of March 31, 2016 and December 31, 2015, respectively	30	30
Additional paid-in capital	11,018	10,943
Accumulated deficit	(14,491)	(13,667)
Accumulated comprehensive gain (loss), net	(62)	13
Total shareholders’ deficit	(3,505)	(2,681)
Total liabilities and shareholders’ deficit	$1,452	$1,732

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating expenses
General and administrative	$481	$1,196
Research and development	494	987
Operating loss	(975)	(2,183)

Other income (expense):
Interest income	1	2
Interest expense	(45)	(47)
Other income (expense)	80	(20)
Total other income (expense)	36	(65)

Loss before income tax benefit	$(939)	$(2,248)

Income tax benefit	115	57

Net loss	(824)	(2,191)
Foreign currency translation adjustment loss	(75)	(4)
Comprehensive loss	$(899)	$(2,195)

Basic and diluted net loss per share	$(0.03)	$(0.37)
Weighted average shares outstanding – basic and diluted	29,915,820	5,999,795

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(In thousands except share and per share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances at December 31, 2015	29,892,806	$30	$10,943	$(13,667)	$13	$(2,681)
Net loss	—	—	—	(824)	—	(824)
Foreign currency translation adjustment, net of taxes of $0	—	—	—	—	(75)	(75)
Issuance of common stock for services	37,500	—	75	—	—	75
Balances at March 31, 2016	29,930,306	$30	$11,018	$(14,491)	$(62)	$(3,505)

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(824)	$(2,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	7	7
Non-cash interest expense	3	3
Share-based compensation	—	976
Changes in operating assets and liabilities:
Income and other tax receivables	(199)	(57)
Prepaid expenses and other current assets	(22)	3
Accounts payable and accrued liabilities	493	352
Net cash used in operating activities	(542)	(907)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	409
Proceeds from the exercise of stock purchase warrants	—	25
Net cash provided by financing activities	—	434

Effect of exchange rate changes on cash and cash equivalents	—	(10)

Net decrease in cash and cash equivalents	(542)	(483)
Cash and cash equivalents at beginning of period	925	1,653
Cash and cash equivalents at end of period	$383	$1,170

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$35	$37

Supplemental disclosure of non-cash transactions:
Issuance of common stock for services	$75	—

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.
Notes to Condensed Consolidated Financial Statements

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

We have incurred losses of $14.5 million since SBR’s inception in 2011. For the three months ended March 31, 2016, we incurred a net loss and negative cash flows from operating activities of $824,000 and $542,000, respectively. We expect to incur substantial losses for the foreseeable future, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and seek to commercialize our initial product candidate, SBP-101. As of March 31, 2016, we had cash and cash equivalents of $383,000, negative working capital of $457,000 and shareholders’ deficit of $3.5 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm, included a paragraph emphasizing this going concern uncertainty in their audit report our 2015 financial statements dated March 8, 2016. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our SBP-101 product candidate. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See note 4 entitled “Liquidity and Management’s Plans.”

3.     Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2015 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 8, 2016 and our other filings with the SEC. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Recently Adopted Accounting Pronouncement

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt rather than as an asset. In 2016, the company retrospectively adopted this update, as required, and the amounts reclassified from other assets to long-term debt on the condensed consolidated balance sheets. These reclassifications did not impact net income.

Recently Issued Accounting Pronouncement

In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in the Accounting Standards Codification Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2016-02 to have a material impact on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance in ASU 2016-09 is intended to simplify aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, statutory withholding requirements, and classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact of this standard on our financial condition and results of operations.

4.     Liquidity and Management Plans

We will need to obtain additional funds to continue our operations and execute our current business plans. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

On March 1, 2016 we instituted substantial salary deferrals for all senior employees in order to conserve cash. If we are unable to obtain additional financing when needed, we will need to reduce our operations by taking actions that may include, among other things, reducing use of outside professional service providers, reducing staff or further reducing staff compensation, significantly modifying or delaying the development of our SBP-101 product candidate, licensing rights to third parties, including the right to commercialize our SBP-101 product candidate for pancreatic cancer, acute pancreatitis or other applications that we would otherwise seek to pursue, or discontinuing operations entirely.

Our future success is dependent upon our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States or other markets and ultimately our ability to market and sell our SBP-101 product candidate. If we are unable to obtain additional financing when needed, if our clinical trials are not successful or if we are unable to obtain marketing approval, we would not be able to continue as a going concern and would be forced to cease operations and liquidate our company.

There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, or at all. The sale of additional convertible debt or equity securities would likely result in dilution to our current shareholders.

On May 5, 2016, our subsidiary received a $772,000 tax refund related to 2015 research and development activities. See Note 11 entitled “Subsequent Events.”

5.     Summary of Significant Accounting Policies

Principles of consolidation

The accompanying condensed consolidated financial statements include the assets, liabilities and expenses of Sun BioPharma, Inc. and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Debt issuance costs

Costs associated with the issuance of debt instruments are capitalized and presented as a direct deduction from the carrying amount of the related debt liability. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the term of the debt agreements and are included in interest expense.

Research and development costs

Research and development costs to date have consisted primarily of expenses incurred for third-party service providers monitoring and accumulating data related to our preclinical and clinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of SBP-101 for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our SBP-101 product candidate; and costs to license and maintain our licensed intellectual property. Moving forward, research and development expenditures will shift to focus on costs related to the execution of human clinical trials and related efforts to obtain regulatory approval for SBP-101.

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

All material CRO contracts are terminable by us upon written notice and we are generally only liable for actual effort expended by the CROs and certain non-cancelable expenses incurred at any point of termination

We expense costs associated with obtaining licenses for patented technologies when it is determined there is no alternative future use of the intellectual property subject to the license.

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

The fair value of share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term of each award. Expected volatility is based primarily on the volatility rates of a set of guideline companies, which consist of public and recently public biotechnology companies. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the shareholders’ deficit. During the three-month periods ended March 31, 2016 and 2015, any reclassification adjustments from accumulated other comprehensive loss to operations was inconsequential.

6.     Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015

Product and process development expenses	$354	$259
Deferred payroll and related expenses	354	169
Professional services	67	75
Clinical trial related expense	41	—
Other	—	2
Total accrued liabilities	$816	$505

7.     Debt issuance costs

The following table summarizes the deferred financing costs which are presented as a direct deduction from the carrying amount of their related debt liabilities (in thousands):

	March 31, 2016		December 31, 2015
	Convertible Notes Payable	Long-Term Debt	Convertible Notes Payable	Long-Term Debt
Loan principal amount	$2,775	$300	$2,775	$300
Deferred financing costs	105	37	105	37
Accumulated Amortization	(47)	(26)	(40)	(26)
Unamortized balance	58	11	65	11
Loan amount, net	$2,717	$289	$2,712	$287

We recorded amortization of debt issuance costs of $7,000 for the three months ended March 31, 2016 and 2015, respectively.

8.     Net Loss Per Share

The following table summarizes our calculation of net loss per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016		2015
Net loss		$(824)	$(2,191)
Weighted average shares outstanding—basic and diluted		29,915,820	5,999,795
Basic and diluted net loss per share	$	(0.03)	$(0.37)

The following outstanding potential common shares are not included in diluted net loss per share calculations as their effects would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Employee and non-employee stock options	3,163,600	9,504,152
Common shares issuable upon conversion of notes payable	2,466,667	2,666,667
Common shares issuable under common stock purchase warrants	2,550,000	4,650,000
	8,180,267	16,820,819

9.     Shareholders’ Equity

Stock-Based Payments

In the first quarter of 2016, our Board of Directors authorized the issuance of 37,500 shares of our common stock to two vendors who agreed to provide services to the Company upon terms that provided for a portion of their consideration to be paid in shares of our common stock. The fair value of each share of common stock was determined by our Board of Directors, and accordingly, we recorded a charge of $75,000.

10.     Share-Based Compensation

The Sun BioPharma, Inc. 2011 Stock Option Plan (the “Plan”) was adopted by the SBR of Directors in September, 2011 and approved by SBR shareholders in January, 2012. We assumed the Plan as part of the Merger. The Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years and generally vest over zero to two years for employees. Under the Plan, a total of 14,000,000 shares of common stock were originally reserved for issuance. As of March 31, 2016, 6,102,264 shares remained available for the issuance of future grants under the Plan and options to purchase 3,163,600 shares of common stock were outstanding under the Plan.

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

We estimate the fair value of share-based awards at the date of grant using the Black-Scholes option pricing model. There were no options granted during the three month period ended March 31, 2016.

11.     Subsequent Events

On May 5, 2016, we received $772,000 of the $904,000 income tax receivable reported as of March 31, 2016. This receivable related to refundable tax credits for the 2015 research and development activities of our subsidiary Sun BioPharma Australia Pty Ltd.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains various forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth herein and in Part I, Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K.

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

In August 2015, the U.S. FDA granted an Investigational New Drug (“IND”) approval for our SBP-101 product candidate and we began enrolling patients in a Phase 1 clinical trial on January 4, 2016. We estimate that completion of our Phase 1 clinical trial in pancreatic cancer and the completion of necessary preclinical development work and initiation of a Phase 1 clinical trial in pancreatitis, will require additional funding of at least $10 million to $20 million. Additional clinical trials will likely be required for FDA or other similar approvals if the results of the first clinical trial of our SBP-101 product candidate is positive. We estimate that the additional time and cost to obtain FDA and European Medicines Agency (“EMA”) approval and to bring our SBP-101 product candidate to market in these two indications will be 6 to 7 years with related costs up to $200 million.

Financial Overview

We have incurred losses of $14.5 million since inception. For the three months ended March 31, 2016 and 2015, we incurred net losses of $824,000 and $2.2 million, respectively, and negative cash flows from operating activities of $542,000 and $907,000, respectively. We expect to incur substantial losses, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash and cash equivalents were $383,000 as of March 31, 2016, compared to $925,000 as of December 31, 2015.

We will need to obtain additional funds to continue our operations and execute our current business plans, including completing our current Phase 1 clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

On March 1, 2016 we instituted substantial salary deferrals for all senior employees in order to conserve cash. If we are unable to obtain additional financing when needed, we will need to reduce our operations by taking actions that may include, among other things, reducing use of outside professional service providers, reducing staff or further reducing staff compensation, significantly modifying or delaying the development of our SBP-101 product candidate, licensing rights to third parties, including the right to commercialize our SBP-101 product candidate for pancreatic cancer, acute pancreatitis or other applications that we would otherwise seek to pursue, or discontinue operations entirely.

Results of Operations

Comparison of the three-months ended March 31, 2016 to the three-months ended March 31, 2015 (in thousands):

	Three Months Ended March 31,
	2015	2014	Percent Change
Operating expenses:
General and administrative	$481	$1,196	(59.8)%
Research and development	494	987	(49.9)
Total operating expenses	975	2,183	(55.3)

Other income (expense), net	36	(65)	nm
Income tax benefit	115	57	101.8

Net loss	$(824)	$(2,191)	(62.4)%

General and administrative expense

Our general and administrative (“G&A”) expenses decreased 59.8% to $481,000 in the first quarter of 2016 down from $1.2 million in the first quarter of 2015. The decrease was due primarily to a reduction in share-based compensation. Decreased legal and accounting fees associated related to pursuing the merger with Cimarron Medical, Inc. during the first quarter of 2015 also contributed to the decline.

Research and development expense

Our research and development (“R&D”) expenses decreased 49.9% to $494,000 in the first quarter of 2016 down from $987,000 in the first quarter of 2015. The decrease in R&D expenses is due primarily to decreases in preclinical studies and other product development costs which were partially offset by increased expenses associated with the initiation of study sites and patient enrollments in our Phase 1 clinical trial.

Other expense, net

Other income and expense, net, was a net income of $36,000 in the current quarter, up from a net expense of $65,000 in the first quarter of 2015. Other income and expense, net, consists primarily of interest expense on convertible promissory notes and long-term debt and foreign currency transaction gains and losses. The current year increase was due to increases in foreign currency transaction gains realized by SBA during the current quarter.

Income tax benefit

Income tax benefit increased to $115,000 for the three-months ended March 31, 2016 up from $57,000 during the three-months ended March 31, 2015. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2016 and December 31, 2015 and our cash flow data for the three months ended March 31, 2016 and 2015 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	March 31, 2016	December 31, 2015
Cash and cash equivalents	$383	$925
Working capital (deficit)	$(457)	$357

	Three Months Ended March 31,
Cash Flow Data	2016	2015
Cash provided by (used in):
Operating activities	$(542)	$(907)
Financing activities	—	434
Effect of exchange rate changes on cash and cash equivalents	—	(10)
Net decrease in cash and cash equivalents	$(542)	$(483)

Working Capital

Our total cash resources, including short-term investments, totaled $383,000 as of March 31, 2016, compared to $925,000 as of December 31, 2015. We had $1.9 million in current liabilities, and a working capital deficit of $457,000 as of March 31, 2016, compared to $1.4 million in current liabilities and $357,000 in working capital as of December 31, 2015. On May 5, 2016, we received $772,000 of the $904,000 income tax receivable reported as of March 31, 2016. This receivable related to refundable tax credits for the 2015 research and development activities of our subsidiary Sun BioPharma Australia Pty Ltd.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $542,000 in the three-months ended March 31, 2016 compared to $907,000 in the three-months ended March 31, 2015. The net cash used in each of these periods primarily reflects the net loss for these periods, and in the partially offset by the effects of changes in operating assets and liabilities and, in the three months ended March 31, 2015, by non-cash charges recorded for share-based compensation.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was zero for the three-months ended March 31, 2016, compared to $434,000 in the three-months ended March 31, 2015. Net cash provided by financing activities was comprised of net proceeds from the exercise of stock options and stock purchase warrants.

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

Our cash and cash equivalents were $383,000 as of March 31, 2016, compared to $925,000 as of December 31, 2015. Although we do not have any current capital commitments, we expect that we will increase our projected expenditures once we have additional capital on hand in order to continue our efforts to grow our business and complete our Phase 1 clinical trial for our SBP-101 product candidate. Accordingly, we expect to make additional expenditures in product development to continue enhancing our current products. We also expect to invest in research and development efforts of follow-on products. However, we do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions.

As of March 31, 2016, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

We will need to obtain additional funds to continue our operations thereafter and execute our business plans, including completing our current Phase 1 clinical, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

On March 1, 2016 we instituted substantial salary deferrals for all senior employees in order to conserve cash. If we are unable to obtain additional financing when needed, we will need to reduce our operations by taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff or further reduce staff compensation, significantly modifying or delaying the development of our SBP-101 product candidate, licensing rights to third parties, including the right to commercialize our SBP-101 product candidate for pancreatic cancer, acute pancreatitis or other applications that we would otherwise seek to pursue, or discontinuing operations entirely.

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

Indebtedness

We currently have $2,775,000 outstanding in convertible promissory notes that accrue annual interest of 5%, payable quarterly, and are convertible into common stock at $1.125 per share. These notes mature in December 2018. We have $300,000 outstanding in an unsecured loan that accrues annual interest of 4.125%. All principal and accrued interest on this loan are payable in October 2017. We also have $250,000 of unsecured demand notes which we assumed in connection with the September 2015 merger with Cimarron Medical, Inc.. These demand notes have no stated interest rate or maturity date.

Critical Accounting Policies and Estimates

Our significant accounting policies are set forth in notes accompanying the condensed consolidated financial statements included in this document. The accounting policies used in preparing our interim fiscal 2016 condensed consolidated financial statements are the same as those described in our Annual Report on Form 10-K filed with the SEC on March 8, 2016.

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

As of the end of the period covered by this quarterly report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2016, we issued an aggregate of 37,500 shares of our common stock to two vendors who agreed to provide services to the Company upon terms that provided for a portion of their consideration to be paid in shares of our common stock. The fair value of each share of common stock was determined by our Board of Directors, and accordingly, we recorded a charge of $75,000. These securities were issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act. We did not receive any cash proceeds from the issuance of these securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibit index appearing after the signature page is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN BIOPHARMA, INC.

Date: May 12, 2016	/s/ David B. Kaysen
David B. Kaysen Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2016	/s/ Scott Kellen
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

101

Financial statements from the quarterly report on Form 10-Q of Sun BioPharma, Inc. for the quarter ended March 31, 2015, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Filed Electronically