Form 10-Q
period 2016-06-30
Sun BioPharma, Inc.
filed 2016-08-11
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 000-55242

Sun BioPharma, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0543922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

On August 8, 2016, there were 31,881,306 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

Sun BioPharma, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,898	$925
Prepaid expenses and other current assets	53	74
Income tax receivable	193	733
Total current assets	2,144	1,732

Total assets	$2,144	$1,732

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$797	$585
Accrued liabilities	643	505
Demand notes payable	250	250
Accrued interest	35	35
Total current liabilities	1,725	1,375

Long-term liabilities:
Convertible notes payable, net	2,722	2,712
Long-term debt, net	291	287
Accrued interest	45	39
Total long-term liabilities	3,058	3,038

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 and 10,000,000 authorized as of June 30, 2016 and December 31, 2015, respectively; no shares issued or outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 200,000,000 and 100,000,000 authorized as of June 30, 2016 and December 31, 2015, respectively; 31,881,306 and 29,892,806 shares issued and outstanding, as of June 30, 2016 and December 31, 2015, respectively	32	30
Additional paid-in capital	12,815	10,943
Accumulated deficit	(15,466)	(13,667)
Accumulated comprehensive (loss) gain, net	(20)	13
Total stockholders’ deficit	(2,639)	(2,681)
Total liabilities and stockholders’ deficit	$2,144	$1,732

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses
General and administrative	$419	$585	$900	$1,788
Research and development	530	608	1,024	1,596
Operating loss	(949)	(1,193)	(1,924)	(3,384)

Other income (expense):
Interest income	1	3	2	5
Interest expense	(45)	(46)	(90)	(86)
Other income (expense)	(75)	(17)	7	(37)
Total other income (expense)	(119)	(60)	(81)	(118)

Loss before income tax benefit	$(1,068)	$(1,253)	$(2,005)	$(3,502)

Income tax benefit	90	38	206	95

Net loss	(978)	(1,215)	(1,799)	(3,407)
Foreign currency translation adjustment gain (loss)	42	(9)	(33)	(13)
Comprehensive loss	$(932)	$(1,224)	$(1,831)	$(3,420)

Basic and diluted net loss per share	$(0.03)	$(0.18)	$(0.06)	$(0.55)
Weighted average shares outstanding – basic and diluted	30,126,755	6,585,533	30,058,942	6,225,722

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands except share and per share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances at December 31, 2015	29,892,806	$30	$10,943	$(13,667)	$13	$(2,681)
Net loss	—	—	—	(1,799)	—	(1,799)
Foreign currency translation adjustment, net of taxes of $0	—	—	—	—	(33)	(33)
Issuance of common stock and warrants, net of offering costs of $152	1,951,000	2	1,797	—	—	1,799
Issuance of common stock for services	37,500	—	75	—	—	75
Balances at June 30, 2016	31,881,306	$32	$12,815	$(15,466)	$(20)	$(2,639)

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,799)	$(3,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	14	14
Non-cash interest expense	6	7
Stock-based compensation	—	976
Unrealized gain on investment	—	(3)
Changes in operating assets and liabilities:
Income and other tax receivables	563	10
Prepaid expenses and other current assets	85	(4)
Accounts payable and accrued liabilities	500	266
Net cash used in operating activities	(631)	(2,141)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs of $152	1,603	—
Proceeds from issuance of common stock	—	350
Proceeds from the exercise of stock options	—	762
Proceeds from the exercise of stock purchase warrants	—	400
Net cash provided by financing activities	1,603	1,512

Effect of exchange rate changes on cash and cash equivalents	1	(19)

Net increase (decrease) in cash and cash equivalents	973	(648)
Cash and cash equivalents at beginning of period	925	1,653
Cash and cash equivalents at end of period	$1,898	$1,005

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$70	$69

Supplemental disclosure of non-cash transactions:
Deferred compensation exchanged for common stock and warrants	$196	—
Issuance of common stock for services	$75	—

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.
Notes to Condensed Consolidated Financial Statements

1.     Business

Sun BioPharma, Inc. and its wholly-owned subsidiary Sun BioPharma Australia Pty Ltd. (collectively “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a second indication in chronic pancreatitis. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

2.     Risks and Uncertainties

We operate in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the Food and Drug Administration (“FDA”) in the United States, the Therapeutic Goods Administration (“TGA”) in Australia, the European Medicines Agency (“EMA”) in the European Union, and comparable agencies in other countries. Obtaining approval for a new pharmaceutical product is never certain, may take many years, and is normally expected to involve substantial expenditures.

We have incurred losses of $15.5 million since our inception in 2011. For the six months ended June 30, 2016, we incurred a net loss and negative cash flows from operating activities of $1.8 million and $631,000, respectively. We expect to incur substantial losses for the foreseeable future, which will continue to generate negative cash flows from operating activities, as we continue to pursue research and development activities and seek to commercialize our initial product candidate, SBP-101. As of June 30, 2016, we had cash and cash equivalents of $1.9 million, working capital of $419,000 and stockholders’ deficit of $2.6 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm, included a paragraph emphasizing this going concern uncertainty in their audit report on our 2015 financial statements dated March 8, 2016. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our SBP-101 product candidate. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See note 4 entitled “Liquidity and Management’s Plans.”

3.     Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2015 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 8, 2016 and our other filings with the SEC. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for future interim periods or for the entire year.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Stock-Based Payment Accounting. The guidance in ASU 2016-09 is intended to simplify certain aspects of the accounting for employee stock-based payments, including the accounting for income taxes, forfeitures, statutory withholding requirements, and classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact of this standard on our financial condition and results of operations.

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

On May 5, 2016, we received a $772,000 tax rebate under the Australian R&D Incentive Rebate program related to 2015 research and development activities.

In June 2016, pursuant to Securities Purchase Agreements, we received aggregate gross proceeds of $1,755,000 from two June closings under these private placement transactions. See “Private Placement” in note 9 for additional information.

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

There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, or at all. The sale of additional convertible debt or equity securities would likely result in dilution to our current stockholders.

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

Fair Value Determination of the Company’s Common Stock

Prior to becoming a public company in September 2015, determining the fair value per share or our common stock for use in estimating the fair values of stock-based payments required complex and subjective judgments. The Company used the implied valuations based upon the terms from our sales of convertible notes payable to estimate our enterprise value for the dates on which these transactions occurred. The estimated enterprise values considered certain discounts related to control and lack of marketability.

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

Stock-based compensation

Stock-based incentive awards are accounted for under the provisions of FASB ASC 718, Compensation — Stock Compensation, which requires companies to measure and recognize the cost of employee and non-employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation cost is recognized ratably using the straight-line attribution method over the expected vesting period, which is considered to be the requisite service period.

The fair value of stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term of each award. Expected volatility is based primarily on the volatility rates of a set of guideline companies, which consist of public and recently public biotechnology companies. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ deficit. During the six-month periods ended June 30, 2016 and 2015, any reclassification adjustments from accumulated other comprehensive loss to operations was inconsequential.

6.     Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015

Deferred payroll and related expenses	$325	$169
Product and process development expenses	231	259
Professional services	42	75
Clinical trial related expense	42	—
Other	3	2
Total accrued liabilities	$643	$505

7.     Debt issuance costs

The following table summarizes the deferred financing costs which are presented as a direct deduction from the carrying amount of their related debt liabilities (in thousands):

	June 30, 2016		December 31, 2015
	Convertible Notes Payable	Long-Term Debt	Convertible Notes Payable	Long-Term Debt
Loan principal amount	$2,775	$300	$2,775	$300
Deferred financing costs	105	37	105	37
Accumulated Amortization	(52)	(28)	(40)	(26)
Unamortized balance	53	9	65	11
Loan amount, net	$2,722	$291	$2,712	$287

We recorded amortization of debt issuance costs of $14,000 for both of the six month periods ended June 30, 2016 and 2015.

8.     Net Loss Per Share

The following table summarizes our calculation of net loss per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(978)	$(1,215)	$(1,799)	$(3,407)
Weighted average shares outstanding—basic and diluted	30,126,755	6,585,533	30,058,942	6,225,722
Basic and diluted net loss per share	$(0.03)	$(0.18)	$(0.06)	$(0.55)

The following outstanding potential common shares are not included in diluted net loss per share calculations as their effects would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee and non-employee stock options	3,163,600	5,287,736	3,163,600	5,287,736
Estimated common shares issuable upon conversion of notes payable	2,466,667	2,667,443	2,466,667	2,667,443
Common shares issuable under common stock purchase warrants	3,525,500	4,650,000	3,525,500	4,650,000

9.     Stockholders’ Equity

Private Placement

In June 2016, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with the purchasers named therein (the “Purchasers”) and closed the transaction governed thereby. Pursuant to the Purchase Agreements, we sold units consisting of a share of common stock and a warrant to purchase one-half of a share of common stock (the “Units”) . A total of 1,951,000 Units were purchased by the Purchasers consisting of an aggregate of 1,951,000 shares of the Company’s common stock (the “Shares”) and warrants (the “Warrants”) to purchase an aggregate of 975,500 shares of the Company’s common stock (the “Warrant Shares”). The purchase price for each Unit was $1.00 and the Warrants are exercisable for a period of five years from the dates of issuance at an exercise price of $1.50 per share. The Company received aggregate gross proceeds of $1,755,000 from two June closings under these private placement transactions and an additional $196,000 was invested by management through the conversion of previously deferred compensation.

Pursuant to the Purchase Agreements, we have agreed to use commercial best efforts to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days after the first closing of the private placement transactions for purposes of registering the resale of the Shares and the Warrant Shares. We have also agreed, among other things, to indemnify the selling holders under the registration statements from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and legal fees) incident to our obligations under the Purchase Agreements.

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

10.     Stock-Based Compensation

2016 Omnibus Incentive Plan

The Sun BioPharma, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders at our annual meeting of stockholders on May 17, 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 15,000,000 shares of common stock are reserved for issuance. As of June 30, 2016, no awards were outstanding under the 2016 Plan.

2011 Stock Option Plan

The Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”) was adopted by the our Board of Directors in September, 2011 and approved by our stockholders in January, 2012. In conjunction with stockholder approval of the 2016 Plan, the Board terminated the 2011 Plan, although awards outstanding under the 2011 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of June 30, 2016, options to purchase 3,163,600 shares of common stock remained outstanding under the 2011 Plan.

We recognize stock-based compensation based on the value of the portion of awards that are ultimately expected to vest. Guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of a surrendered option. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

There were no options granted during the six months ended June 30, 2016.

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

Overview

Sun BioPharma, Inc. and its wholly-owned subsidiary, Sun BioPharma Australia Pty Ltd. (“SBA”) (collectively “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a second indication in chronic pancreatitis. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

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

On May 25, 2016, Sun BioPharma, Inc. completed a reincorporation into the State of Delaware from the State of Utah pursuant to an agreement and plan of merger between Sun BioPharma, Inc., a Utah corporation, and its wholly owned subsidiary, Sun BioPharma Research, Inc., a Delaware corporation. Upon the reincorporation, each outstanding certificate representing shares of the Utah corporation’s common stock was deemed, without any action by the holders thereof, to represent the same number and class of shares of our company’s common stock. As of May 25, 2016, the rights of our shareholders began to be governed by Delaware law and our current certificate of incorporation and bylaws.

Financial Overview

We have incurred losses of $15.5 million since inception. For the six months ended June 30, 2016 and 2015, we incurred net losses of $1.8 million and $3.4 million, respectively, and negative cash flows from operating activities of $631,000 and $2.1 million, respectively. We expect to incur substantial losses, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash and cash equivalents were $1.9 million as of June 30, 2016, compared to $925,000 as of December 31, 2015. We believe our cash and cash equivalents as of June 30, 2015, will be sufficient to fund our planned operations through the end of 2016.

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

In May 5, 2016, SBA received a $772,000 tax rebate under the Australian R&D Incentive Rebate program related to 2015 research and development activities.

In June, 2016, pursuant to Securities Purchase Agreements, we received aggregate gross proceeds of $1,755,000 from two June closings under these private placement transactions. See “Private Placement” in note 9 to the accompanying condensed consolidated financial statements for additional information.

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

Results of Operations

Comparison of the three and six months ended June 30, 2016 to the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent Change	2016	2015	Percent Change
Operating expenses:
General and administrative	$419	$585	(28.4)%	$900	$1,788	(49.7)%
Research and development	530	608	(12.8)	1,024	1,596	(35.8)
Total operating expenses	949	1,193	(20.5)	1,924	3,384	(43.1)

Other expense, net	(119)	(60)	98.3	(81)	(118)	(31.4)
Income tax benefit	90	38	136.8	206	95	116.8

Net loss	$(978)	$(1,215)	(20.1)%	$(1,799)	$(3,407)	(47.2)%

General and administrative expense

Our general and administrative (“G&A”) expenses decreased 28.4% to $419,000 in the second quarter of 2016 down from $585,000 in the second quarter of 2015. G&A expenses decreased 49.7% to $900,000 in the six months ended June 30, 2016 from $1.8 million in the comparable period of 2015. These decreases were due primarily to a reduction in stock-based compensation. Decreased legal and accounting fees relating to the merger with Cimarron Medical, Inc. during 2015 also contributed to the year-over-year declines. These decreases were partially offset by increased salaries and increased reporting and compliance costs associated with being a public company during 2016.

Research and development expense

Our research and development (“R&D”) expenses decreased 12.8% to $530,000 in the second quarter of 2016, down from $608,000 in the second quarter of 2015. R&D expenses decreased 35.8% to $1.0 million in the six months ended June 30, 2016, down from $1.6 million in the six months ended June 30, 2015. These decreases in R&D expenses were due primarily to decreased costs of preclinical studies, other product development costs and stock-based compensation. These reductions were partially offset by increased expenses associated with the conduct of our Phase 1 clinical trial of SBP-101, our initial product candidate.

Other expense, net

Other expense, net, increased 98.3% to $119,000 in the current quarter and decreased 31.4% to $81,000 for the six months ended June 30, 2016, as compared with the same periods in the prior year. Other expense, net, consists primarily of interest expense on convertible promissory notes and long-term debt and foreign currency transaction gains and losses. The current year fluctuations resulted primarily from the impact of fluctuations in the foreign currency exchange rates between the United States and Australian dollars on the translation of the SBA financial statements.

Income tax benefit

Income tax benefit increased to $90,000 and $206,000 for the three and six months ended June 30, 2016, respectively. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2016 and December 31, 2015 and our cash flow data for the six months ended June 30, 2016 and 2015 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	June 30, 2016	December 31, 2015
Cash and cash equivalents	$1,898	$925
Working capital	$419	$357

	Six Months Ended June 30,
Cash Flow Data	2016	2015
Cash provided by (used in):
Operating activities	$(631)	$(2,141)
Financing activities	1,603	1,512
Effect of exchange rate changes on cash and cash equivalents	1	(19)
Net decrease in cash and cash equivalents	$973	$(648)

Working Capital

Our total cash and cash equivalents were $1.9 million as of June 30, 2016, compared to $925,000 as of December 31, 2015. We had $1.7 million in current liabilities, and working capital of $419,000 as of June 30, 2016, compared to $1.4 million in current liabilities and $357,000 in working capital as of December 31, 2015. In May 2016, SBA received a $772,000 tax rebate under the Australian R&D Incentive Rebate program related to 2015 research and development activities. In June, 2016, pursuant to Securities Purchase Agreements, we received aggregate gross proceeds of $1,755,000 from two June closings under these private placement transactions. See “Private Placement” in note 9 to the accompanying condensed consolidated financial statements for additional information.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $631,000 in the six-months ended June 30, 2016 compared to $2.1 million in the six-months ended June 30, 2015. The net cash used in each of these periods primarily reflects the net loss for these periods, and is partially offset by the effects of changes in operating assets and liabilities and, in the six-months ended June 30, 2015, by non-cash charges recorded for stock-based compensation.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.6 million for the six-months ended June 30, 2016, compared to $1.5 million in the six-months ended June 30, 2015. Net cash provided by financing activities was comprised of net proceeds from the sale of common stock and warrants and from the exercise of stock options and stock purchase warrants.

Capital Requirements

As we continue to pursue our operations and execute our business plan, including completing our current Phase 1 clinical trial for our product candidate SBP-101 in pancreatic cancer, planning for required future regulatory submissions and trials and trials and pursuing regulatory approvals in the United States, the European Union and other international markets, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

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

Our cash and cash equivalents were $1.9 million as of June 30, 2016, compared to $925,000 as of December 31, 2015. We believe our cash and cash equivalents as of June 30, 2015, will be sufficient to fund our planned operations through the end of 2016. Although we do not have any current capital commitments, we expect that we will increase our projected expenditures once we have additional capital on hand in order to continue our efforts to grow our business, complete our Phase 1 clinical trial for our SBP-101 product candidate and prepare to submit an Investigational New Drug application for the use of SBP-101 to treat acute pancreatitis. Accordingly, we expect to make additional expenditures in product development to continue enhancing our current products. However, we do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions.

As of June 30, 2016, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

We will need to obtain additional funds to continue our operations and execute our business plans, including completing our current Phase 1 clinical, planning for required future regulatory submissions and trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

On March 1, 2016 we instituted substantial salary deferrals for all senior employees in order to conserve cash.

In May 5, 2016, SBA received a $772,000 tax rebate under the Australian R&D Incentive Rebate program related to 2015 research and development activities.

In June, 2016, pursuant to Securities Purchase Agreements, we received aggregate gross proceeds of $1,755,000 from two June closings under these private placement transactions. See “Private Placement” in note 9 to the accompanying condensed consolidated financial statements for additional information.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interests of our current stockholders would be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we issue preferred stock, it could affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our regulatory approvals and commercialization goals and harm our business.

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

Indebtedness

We currently have $2,775,000 outstanding in convertible promissory notes that accrue annual interest of 5%, payable quarterly, and are convertible into common stock at $1.125 per share. These notes mature in December 2018. We have $300,000 outstanding in an unsecured loan that accrues annual interest of 4.125%. All principal and accrued interest on this loan are payable in October 2017. We also have $250,000 of unsecured demand notes which we assumed in connection with the September 2015 merger with Cimarron Medical, Inc. These demand notes have no stated interest rate or maturity date.

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

As of the end of the period covered by this quarterly report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None

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

SUN BIOPHARMA, INC.

Date: August 11, 2016	/s/ David B. Kaysen
David B. Kaysen Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2016	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 000-55242.

Exhibit No.		Description	Manner of Filing
2.1		Agreement and Plan of Merger, dated May 25, 2016	Filed Electronically

3.1		Certificate of Incorporation of Sun BioPharma, Inc., as amended through May 12, 2016	Filed Electronically

3.2		Bylaws of Sun BioPharma, Inc., as amended through May 12, 2016	Filed Electronically

10.1	*	2016 Omnibus Incentive Plan (incorporated by reference to Appendix E to definitive proxy statement on Schedule 14A filed April 11, 2016)	Incorporated by Reference

10.2

Form of Securities Purchase Agreements, dated June 10, 2016 and June 24, 2016, by and among the Company and the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed June 14, 2016)

Incorporated by Reference

10.3

Form of Warrant to Purchase Shares of Stock issued pursuant to Securities Purchase Agreements dated June 10, 2016 and June 24, 2016 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 14, 2016)

Incorporated by Reference

10.4	*	Form of Incentive Stock Option Agreement for awards under 2016 Omnibus Incentive Plan	Filed Electronically

10.5	*	Form of Non-Qualified Stock Option Agreement for awards under 2016 Omnibus Incentive Plan	Filed Electronically

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

101

Financial statements from the quarterly report on Form 10-Q of Sun BioPharma, Inc. for the quarter ended June 30, 2015, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Filed Electronically

*	Management compensatory plan or arrangement required to be filed as an exhibit to this report.