Form 10-Q
period 2016-09-30
Sun BioPharma, Inc.
filed 2016-11-10
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 000-55242

Sun BioPharma, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0543922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

On November 7, 2016, there were 32,176,306 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

Sun BioPharma, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,229	$925
Prepaid expenses and other current assets	164	74
Income tax receivable	253	733
Total current assets	1,646	1,732

Total assets	$1,646	$1,732

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,069	$585
Accrued liabilities	693	505
Demand notes payable	250	250
Accrued interest	70	35
Total current liabilities	2,082	1,375

Long-term liabilities:
Convertible notes payable, net	2,728	2,712
Long-term debt, net	292	287
Accrued interest	49	39
Total long-term liabilities	3,069	3,038

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 and 10,000,000 authorized as of September 30, 2016 and December 31, 2015, respectively; no shares issued or outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 200,000,000 and 100,000,000 authorized as of September 30, 2016 and December 31, 2015, respectively; 32,151,306 and 29,892,806 shares issued and outstanding, as of September 30, 2016 and December 31, 2015, respectively	32	30
Additional paid-in capital	13,085	10,943
Accumulated deficit	(16,541)	(13,667)
Accumulated comprehensive (loss) gain, net	(81)	13
Total stockholders’ deficit	(3,505)	(2,681)
Total liabilities and stockholders’ deficit	$1,646	$1,732

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses
General and administrative	$499	$429	$1,399	$2,224
Research and development	636	341	1,657	1,936
Operating loss	(1,135)	(770)	(3,056)	(4,160)

Other income (expense):
Interest income	—	—	2	5
Interest expense	(45)	(38)	(135)	(117)
Other income (expense)	56	(8)	63	(45)
Total other income (expense)	11	(46)	(70)	(157)

Loss before income tax benefit	$(1,124)	$(816)	$(3,126)	$(4,317)

Income tax benefit	45	23	252	118

Net loss	(1,079)	(793)	(2,874)	(4,199)
Foreign currency translation adjustment gain (loss)	(61)	8	(94)	(6)
Comprehensive loss	$(1,140)	$(785)	$(2,968)	$(4,205)

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.09)	$(0.49)
Weighted average shares outstanding – basic and diluted	32,017,196	13,574,929	30,692,141	8,532,816

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands except share and per share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances at December 31, 2015	29,892,806	$30	$10,943	$(13,667)	$13	$(2,681)
Net loss	—	—	—	(2,874)	—	(2,874)
Foreign currency translation adjustment, net of taxes of $0	—	—	—	—	(94)	(94)
Issuance of common stock and warrants, net of offering costs of $152	2,221,000	2	2,067	—	—	2,069
Issuance of common stock for services	37,500	—	75	—	—	75
Balances at September 30, 2016	32,151,306	$32	$13,085	$(16,541)	$(81)	$(3,505)

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,874)	$(4,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	21	21
Non-cash interest expense	9	9
Stock-based compensation	—	976
Changes in operating assets and liabilities:
Income and other tax receivables	512	(2)
Prepaid expenses and other current assets	(25)	(31)
Accounts payable and accrued liabilities	787	208
Net cash used in operating activities	(1,570)	(3,019)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	500
Net cash provided by investing activities	—	500

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs of $152	1,873	—
Proceeds from issuance of common stock, net of offering costs of $12	—	1,513
Proceeds from the exercise of stock options	—	762
Proceeds from the exercise of stock purchase warrants	—	400
Net cash provided by financing activities	1,873	2,675

Effect of exchange rate changes on cash and cash equivalents	1	(23)

Net increase in cash and cash equivalents	304	133
Cash and cash equivalents at beginning of period	925	1,653
Cash and cash equivalents at end of period	$1,229	$1,786

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$70	$87

Supplemental disclosure of non-cash transactions:
Deferred compensation exchanged for common stock and warrants	$196	—
Issuance of common stock for services	$75	—
Conversion of notes payable into common stock	$—	226
Notes payable assumed in merger	$—	250

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

We have incurred losses of $16.5 million since our inception in 2011. For the nine months ended September 30, 2016, we incurred a net loss and negative cash flows from operating activities of $2.9 million and $1.6 million, respectively. We expect to incur substantial losses for the foreseeable future, which will continue to generate negative cash flows from operating activities, as we continue to pursue research and development activities and seek to commercialize our initial product candidate, SBP-101. As of September 30, 2016, we had cash and cash equivalents of $1.2 million, negative working capital of $436,000 and stockholders’ deficit of $3.5 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm, included a paragraph emphasizing this going concern uncertainty in their audit report on our 2015 financial statements dated March 8, 2016. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our initial product candidate, SBP-101, in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell SBP-101. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See note 4 entitled “Liquidity and Management’s Plans.”

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

Recently Issued Accounting Pronouncements

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

On March 1, 2016 we instituted substantial salary deferrals for all senior employees in order to conserve cash. If we are unable to obtain additional financing when needed, we will need to reduce our operations by taking actions that may include, among other things, reducing use of outside professional service providers, reducing staff or further reducing staff compensation, significantly modifying or delaying the development of SBP-101, licensing rights to third parties, including the right to commercialize SBP-101 for pancreatic cancer, pancreatitis or other applications that we would otherwise seek to pursue, or discontinuing operations entirely.

On May 5, 2016, we received a $772,000 tax rebate under the Australian R&D Incentive Rebate program related to 2015 research and development activities.

From June through September 2016, pursuant to Securities Purchase Agreements, we received aggregate gross proceeds of $1.9 million from four closings under these private placement transactions. See “Private Placement” in note 9 for additional information.

Our future success is dependent upon our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 in the United States or other markets and ultimately our ability to market and sell SBP-101. If we are unable to obtain additional financing when needed, if our clinical trials are not successful or if we are unable to obtain marketing approval, we would not be able to continue as a going concern and would be forced to cease operations and liquidate our company.

There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, or at all. The sale of additional convertible debt or equity securities would likely result in dilution to our current stockholders.

5.     Summary of Significant Accounting Policies

Principles of consolidation

The accompanying condensed consolidated financial statements include the assets, liabilities and expenses of Sun BioPharma, Inc. and our wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Research and development costs

Research and development costs to date have consisted primarily of expenses incurred for third-party service providers who are monitoring and accumulating data related to our preclinical and clinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of SBP-101 for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for SBP-101; and costs to license and maintain our licensed intellectual property. Moving forward, research and development expenditures will shift to focus on costs related to the execution of human clinical trials and related efforts to obtain regulatory approval for SBP-101.

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

The fair value of stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term of each award. Expected volatility and forfeiture rates are based on the volatility and forfeiture rates of a set of guideline companies, which consist of public and recently public biotechnology companies. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ deficit. During the nine-month periods ended September 30, 2016 and 2015, any reclassification adjustments from accumulated other comprehensive loss to operations was inconsequential.

6.     Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015

Deferred payroll and related expenses	$484	$169
Clinical trial related expense	85	—
Product and process development expenses	61	259
Professional services	55	75
Other	8	2
Total accrued liabilities	$693	$505

7.     Debt issuance costs

The following table summarizes the deferred financing costs which are presented as a direct deduction from the carrying amount of their related debt liabilities (in thousands):

	September 30, 2016		December 31, 2015
	Convertible Notes Payable	Long-Term Debt	Convertible Notes Payable	Long-Term Debt
Loan principal amount	$2,775	$300	$2,775	$300
Deferred financing costs	105	37	105	37
Accumulated Amortization	(58)	(29)	(40)	(24)
Unamortized balance	47	8	65	13
Loan amount, net	$2,728	$292	$2,712	$287

We recorded amortization of debt issuance costs of $21,000 for both of the nine month periods ended September 30, 2016 and 2015.

8.     Net Loss Per Share

The following table summarizes our calculation of net loss per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,079)	$(793)	$(2,874)	$(4,199)
Weighted average shares outstanding—basic and diluted	32,017,196	13,574,929	30,692,141	8,532,816
Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.09)	$(0.49)

The following outstanding potential common shares are not included in diluted net loss per share calculations as their effects would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee and non-employee stock options	3,163,600	5,043,600	3,163,600	5,043,600
Estimated common shares issuable upon conversion of notes payable	2,466,667	2,466,667	2,466,667	2,466,667
Common shares issuable under common stock purchase warrants	3,660,500	2,550,000	3,660,500	2,550,000

9.     Stockholders’ Equity

Private Placement, Resale Registration

On each of June 10, June 24, August 11 and September 2, 2016, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with the purchasers named therein, pursuant to which we sold an aggregate of 2,221,000 shares of common stock (the “Purchased Shares”) and warrants (the “Warrants”) to purchase an aggregate of 1,110,500 shares of common stock (the “Warrant Shares”). The purchase price for each unit, consisting of one share of common stock and a warrant to purchase one-half share of common stock, was $1.00. The Warrants are exercisable for a period of five years from their respective date of issuance at an exercise price of $1.50 per share. The Company received aggregate gross proceeds of $1.9 million from the Purchase Agreements closings under these private placement transactions and an additional $196,000 was invested by management through the conversion of previously deferred compensation. As of September 30, 2016, all of the Warrants remained outstanding.

Pursuant to the Purchase Agreements, we filed a registration statement on Form S-1 with the SEC covering the resale of the Purchased Shares and Warrant Shares. On October 3, 2016, the SEC declared the registration statement effective. We have also agreed, among other things, to indemnify the selling stockholders under the registration statements from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and legal fees) incident to our obligations under the Purchase Agreements.

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

10.     Stock-Based Compensation

2016 Omnibus Incentive Plan

The Sun BioPharma, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders at our annual meeting of stockholders on May 17, 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 15,000,000 shares of common stock are reserved for issuance. As of September 30, 2016, no awards were outstanding under the 2016 Plan.

2011 Stock Option Plan

The Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”) was adopted by our Board of Directors in September 2011 and approved by our stockholders in January 2012. In conjunction with stockholder approval of the 2016 Plan, the Board terminated the 2011 Plan, although awards outstanding under the 2011 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of September 30, 2016, options to purchase 3,163,600 shares of common stock remained outstanding under the 2011 Plan.

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

There were no equity awards granted during the nine months ended September 30, 2016.

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

On May 25, 2016, Sun BioPharma, Inc. completed a reincorporation into the State of Delaware from the State of Utah pursuant to an agreement and plan of merger between Sun BioPharma, Inc., a Utah corporation, and its wholly owned subsidiary, Sun BioPharma Research, Inc., a Delaware corporation. Upon the reincorporation, each outstanding certificate representing shares of the Utah corporation’s common stock was deemed, without any action by the holders thereof, to represent the same number and class of shares of our company’s common stock. As of May 25, 2016, the rights of our stockholders began to be governed by Delaware law and our current certificate of incorporation and bylaws.

In four closings from June through September 2016, we entered into Securities Purchase Agreements pursuant to which we sold an aggregate of 2,221,000 shares of common stock (the “Purchased Shares”) and warrants (the “Warrants”) to purchase an aggregate of 1,110,500 shares of common stock (the “Warrant Shares”). We received aggregate gross proceeds of $1.9 million from the Purchase Agreements closings under these private placement transactions and an additional $196,000 was invested by management through the conversion of previously deferred compensation. Pursuant to the Purchase Agreements, we filed a registration statement on Form S-1 with the SEC covering the resale of the Purchased Shares and Warrant Shares. On October 3, 2016, the SEC declared the registration statement effective. See “Private Placement, Resale Registration” in Note 9 to the accompanying condensed consolidated financial statements for additional information.

On August 15, 2016, we announced that the Data Safety Monitoring Board (“DSMB”), an independent group of medical experts closely monitoring our Phase 1 clinical trial of SBP-101 in the treatment of patients with previously treated locally advanced or metastatic pancreatic cancer, completed its safety review of the data from the dosing of the second cohort of patients. As a result of that review, we initiated enrollment of the third patient cohort in the dose escalation phase of the trial. On October 6, 2016, we announced that the DSMB completed its safety review of the data from the dosing of the third cohort of patients and, as a result of the review by the DSMB, we initiated enrollment of the fourth patient cohort in the trial.

Financial Overview

We have incurred losses of $16.5 million since inception. For the nine months ended September 30, 2016 and 2015, we incurred net losses of $2.9 million and $4.2 million, respectively, and negative cash flows from operating activities of $1.6 million and $3.0 million, respectively. We expect to incur substantial losses, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash and cash equivalents were $1.2 million as of September 30, 2016, compared to $925,000 as of December 31, 2015. We will need to obtain additional funds to continue our operations and execute our current business plans, including completing our current Phase 1 clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

On March 1, 2016 we instituted substantial salary deferrals for all senior employees in order to conserve cash.

In May 5, 2016, SBA received a $772,000 tax rebate under the Australian R&D Incentive Rebate program related to 2015 research and development activities.

From June through September 2016, we received aggregate gross proceeds of $1.9 million from the sale of the Purchased Shares and Warrants. See “Private Placement, Resale Registration” in Note 9 to the accompanying condensed consolidated financial statements for additional information.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Percent Change	2016	2015	Percent Change
Operating expenses:
General and administrative	$499	$429	16.3%	$1,399	$2,224	(37.1)%
Research and development	636	341	86.5	1,657	1,936	(14.4)
Total operating expenses	1,135	770	47.4	3,056	4,160	(26.5)

Other income (expense), net	11	(46)	nm	(70)	(157)	(55.4)
Income tax benefit	45	23	95.7	252	118	113.6

Net loss	$(1,079)	$(793)	(36.1)%	$(2,874)	$(4,199)	(31.6)%

General and administrative expense

Our general and administrative (“G&A”) expenses increased 16.3% to $499,000 in the third quarter of 2016 up from $429,000 in the third quarter of 2015. G&A expenses decreased 37.1% to $1.4 million from $2.2 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in the current quarter was related primarily to an increase in staff and salary increases implemented in the fourth quarter of 2015, partially offset by decreased legal and accounting fees relating to the Company’s merger with Cimarron Medical, Inc. during 2015. The decrease on a year-to-date basis was due primarily to reductions in stock-based compensation and decreased legal and accounting fees relating to the merger during 2015, partially offset by increased salaries and reporting and compliance costs associated with being a public company during 2016.

Research and development expense

Our research and development (“R&D”) expenses increased 86.5% to $636,000 in the third quarter of 2016, up from $341,000 in the third quarter of 2015. R&D expenses decreased 14.4% to $1.7 million in the nine months ended September 30, 2016, down from $1.9 million in the nine months ended September 30, 2015. The increase in the current quarter was driven primarily by increased costs associated with conducting the Phase 1 clinical trial of SBP-101, the Company’s initial product candidate, as the pace of enrollment has increased. Increased staff and salaries implemented in the fourth quarter of 2015 also contributed to the increase. The decrease in R&D expenses for the nine months ended September 30, 2016 was due primarily to decreased costs of preclinical studies, other product development costs and stock-based compensation, partially offset by increased clinical trial costs.

Other income (expense), net

Other income (expense), net, improved to a net income of $11,000 in the current quarter and decreased 55.4% to $70,000 for the nine months ended September 30, 2016, as compared with the same periods in the prior year. Other expense, net, consists primarily of interest expense on convertible promissory notes and long-term debt and foreign currency transaction gains and losses. The current year fluctuations resulted primarily from the impact of fluctuations in the foreign currency exchange rates between the United States and Australian dollars on the translation of the SBA financial statements.

Income tax benefit

Income tax benefit increased to $45,000 and $252,000 for the three and nine months ended September 30, 2016, respectively. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2016 and December 31, 2015 and our cash flow data for the nine months ended September 30, 2016 and 2015 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	September 30, 2016	December 31, 2015
Cash and cash equivalents	$1,229	$925
Working capital	$(436)	$357

	Nine Months Ended September 30,
Cash Flow Data	2016	2015
Cash provided by (used in):
Operating activities	$(1,570)	$(3,019)
Investing activities	—	500
Financing activities	1,873	2,675
Effect of exchange rate changes on cash and cash equivalents	1	(23)
Net increase in cash and cash equivalents	$304	$133

Working Capital

Our total cash and cash equivalents were $1.2 million as of September 30, 2016, compared to $925,000 as of December 31, 2015. We had $2.1 million in current liabilities, and negative working capital of $436,000 as of September 30, 2016, compared to $1.4 million in current liabilities and $357,000 in working capital as of December 31, 2015. In May 2016, SBA received a $772,000 tax rebate under the Australian R&D Incentive Rebate program related to 2015 research and development activities. From June through September 2016, we received aggregate gross proceeds of $1.9 million from the sale of the Purchased Shares and Warrants. See “Private Placement, Resale Registration” in Note 9 to the accompanying condensed consolidated financial statements for additional information.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.6 million in the nine-months ended September 30, 2016 compared to $3.0 million in the nine months ended September 30, 2015. The net cash used in each of these periods primarily reflects the net loss for these periods, and is partially offset by the effects of changes in operating assets and liabilities and, in the nine months ended September 30, 2015, by non-cash charges recorded for stock-based compensation.

Net Cash Provided by Investing Activities

There were no cash flows related to investing activities in the nine months ended September 30, 2016. Net cash provided by investing activities was $500,000 for the nine months ended September 30, 2015. Net cash provided by investing activities in 2015 was derived from sales and maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.9 million for the nine-months ended September 30, 2016, compared to $2.7 million in the nine months ended September 30, 2015. Net cash provided by financing activities was comprised of net proceeds from the sale of common stock and warrants and, in 2015, proceeds from the exercise of stock options and stock purchase warrants.

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

Our cash and cash equivalents were $1.2 million as of September 30, 2016, compared to $925,000 as of December 31, 2015. Although we do not have any current capital commitments, we expect that we will increase our projected expenditures once we have additional capital on hand in order to continue our efforts to grow our business, complete our Phase 1 clinical trial for our SBP-101 product candidate and prepare to submit an Investigational New Drug application for the use of SBP-101 to treat acute pancreatitis. Accordingly, we expect to make additional expenditures in product development to continue enhancing our current products. However, we do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions.

As of September 30, 2016, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

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

From June through September 2016, we received aggregate gross proceeds of $1.9 million from the sale of the Purchased Shares and Warrants. See “Private Placement, Resale Registration” in Note 9 to the accompanying condensed consolidated financial statements for additional information.

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

As of the end of the period covered by this quarterly report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Other than as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could impede our ability to compete.

Because we operate in the highly technical field of medical technology development, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with all of our employees, consultants and corporate partners to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties any confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

Our common stock is eligible for quotation on the over-the-counter-market but not listed on any national securities exchange.

Our shares of common stock are eligible for quotation on the OTCQB tier of the over-the-counter markets under the symbol “SNBP.” Despite eligibility for quotation, no assurance can be given that any market for our common stock will develop or, if one develops, that it will be maintained for any period of time. Quotation on the over-the-counter markets, in particular the OTC Pink tier, is generally understood to be a less active, and therefore less liquid, trading market than other types of markets such as a national securities exchange. In comparison to a listing on a national securities exchange, quotation on the over-the-counter markets may have an adverse effect on the liquidity of shares of our common stock, both in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in analyst and media coverage. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock.

Our common stock is a “penny stock,” which may make it difficult to sell shares of our common stock.

Our common stock is categorized as a “penny stock” as defined in Rule 3a51-1 of the Exchange Act and is subject to the requirements of Rule 15g-9 of the Exchange Act. Under this rule, broker-dealers who sell penny stocks must, among other things, provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), until we meet certain net asset or revenue thresholds or until we list on an accepted national market exchange, e.g. the Nasdaq. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2 million or average revenues equal to at least $6 million for each of the last three years.

The penny-stock rules substantially limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions. As a result, there is generally less trading in penny stocks. If you become a holder of our common stock, you may not always be able to resell shares of our common stock in a public broker’s transaction, if at all, at the times and prices that you feel are fair or appropriate.

The protection provided by the federal securities laws relating to forward-looking statements does not apply to us. The lack of this protection could harm us in the event of an adverse outcome in a legal proceeding relating to forward-looking statements made by us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to certain issuers, including penny stock issuers. We believe we are not currently eligible for the statutory safe harbor included in the Exchange Act of 1934. As a result, we will not have the benefit of this statutory safe harbor protection in the event of certain legal actions based upon forward-looking statements. The lack of this protection in a contested proceeding could harm our financial condition and, ultimately, the value of our common stock.

We are an emerging growth company and we cannot be certain if reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an emerging growth company under the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board. If we do, the information that we provide stockholders may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 11, 2016, we issued 220,000 shares of common stock and Warrants to purchase 110,000 additional shares of common stock pursuant to the Purchase Agreements for aggregate cash proceeds of approximately $220,000.

On September 2, 2016, we issued 50,000 shares of common stock and Warrants to purchase 25,000 additional shares of common stock pursuant to the Purchase Agreements for aggregate cash proceeds of approximately $50,000.

We plan to use the proceeds from the foregoing private placements to fund the continuing Phase 1 clinical trial of SBP-101 for pancreatic cancer as well as preclinical efforts to further study the impact of SBP-101 on pancreatitis.

The foregoing private placements were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act. Pursuant to the terms of the Purchase Agreements, the underlying common stock was registered pursuant to a registration statement on Form S-1 declared effective on September 30, 2016 (file no. 333-213687).

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

SUN BIOPHARMA, INC.

Date: November 10, 2016	By:	/s/ David B. Kaysen
David B. Kaysen Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 000-55242.

Exhibit No.	Description	Manner of Filing
2.1	Agreement and Plan of Merger, dated May 25, 2016 (incorporated by reference to Exhibit 2.1 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

3.1	Certificate of Incorporation of Sun BioPharma, Inc., as amended through May 12, 2016 (incorporated by reference to Exhibit 3.1 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

3.2	Bylaws of Sun BioPharma, Inc., as amended through May 12, 2016 (incorporated by reference to Exhibit 3.2 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

10.1

Form of Securities Purchase Agreements, dated June 10, 2016, June 24, 2016, August 11, 2016 and September 2, 2016, by and among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed June 14, 2016)

Incorporated by Reference

10.2

Form of Warrant to Purchase Shares of Stock issued pursuant to Securities Purchase Agreements dated June 10, 2016, June 24, 2016, August 11, 2016 and September 2, 2016 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 14, 2016)

Incorporated by Reference

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