Form 10-Q
period 2017-03-31
Sun BioPharma, Inc.
filed 2017-05-11
CIK 1029125

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐ *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

On May 8, 2017, there were 36,604,639 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

Sun BioPharma, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,442	$438
Prepaid expenses and other current assets	81	118
Income tax receivable	486	321
Total current assets	3,009	877

Total assets	$3,009	$877

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,062	$1,245
Accrued expenses	1,011	842
Convertible notes payable - current portion, net	—	2,733
Term debt	296	294
Demand notes payable	—	250
Accrued interest	55	155
Total current liabilities	2,424	5,519

Long-term liabilities:
Convertible notes payable, net of unamortized debt discount	237	—
Accrued interest	10	—
Total long-term liabilities	247	—

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 authorized; no shares issued or outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 200,000,000 authorized; 36,434,639 and 32,201,306 shares issued and outstanding, as of March 31, 2017 and December 31, 2016, respectively	36	32
Additional paid-in capital	24,740	14,029
Accumulated deficit	(24,352)	(18,779)
Accumulated comprehensive gain (loss)	(86)	76
Total stockholders’ equity (deficit)	338	(4,642)
Total liabilities and stockholders’ equity (deficit)	$3,009	$877

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating expenses
General and administrative	$1,250	$481
Research and development	744	494
Operating loss	(1,994)	(975)

Other income (expense):
Interest income	—	1
Interest expense	(199)	(45)
Loss on induced debt conversions	(3,696)	—
Other income	164	80
Total other income (expense)	(3,731)	36

Loss before income tax benefit	$(5,725)	$(939)

Income tax benefit	152	115

Net loss	(5,573)	(824)
Foreign currency translation adjustment loss	(162)	(75)
Comprehensive loss	$(5,735)	$(899)

Basic and diluted net loss per share	$(0.17)	$(0.03)
Weighted average shares outstanding – basic and diluted	32,212,594	29,915,820

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Gain (Loss)	(Deficit)
Balances at December 31, 2016	32,201,306	$32	$14,029	$(18,779)	$76	$(4,642)
Conversion of convertible promissory notes	3,850,000	4	5,837	—	—	5,841
Conversion of demand notes payable	333,333	—	993	—	—	993
Beneficial conversion feature related to issued convertible notes payable	—	—	2,954	—	—	2,954
Share-based compensation	—	—	920	—	—	920
Exercise of common stock options	50,000	—	7	—	—	7
Net loss	—	—	—	(5,573)	—	(5,573)
Foreign currency translation adjustment, net of taxes of $0	—	—	—	—	(162)	(162)
Balances at March 31, 2017	36,434,639	$36	$24,740	$(24,352)	$(86)	$338

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,573)	$(824)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on induced debt conversions	3,696	—
Share-based compensation	920	—
Amortization of debt discount	106	—
Amortization of debt issuance costs	44	7
Non-cash interest expense	10	3
Changes in operating assets and liabilities:
Income and other tax receivables	(144)	(199)
Prepaid expenses and other current assets	38	(22)
Accounts payable	(367)	204
Accrued liabilities	198	289
Net cash used in operating activities	(1,072)	(542)

Cash flows from financing activities:
Proceeds from the sale of convertible promissory notes, net of offering costs of $16	3,059	—
Proceeds from the exercise of stock options	7	—
Net cash provided by financing activities	3,066	—

Effect of exchange rate changes on cash and cash equivalents	10	—

Net increase (decrease) in cash and cash equivalents	2,004	(542)
Cash and cash equivalents at beginning of period	438	925
Cash and cash equivalents at end of period	$2,442	$383

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$—	$35

Supplemental disclosure of non-cash transactions:
Conversion of promissory notes and accrued interest into common stock	$2,888	$—
Intrinsic value of beneficial conversion feature in convertible notes	2,954	—
Conversion of demand notes into common stock	250	—
Issuance of common stock for services	—	75

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

We have incurred losses of $24.4 million since our inception in 2011. For the three months ended March 31, 2017, we incurred a net loss of $5.6 million, which includes a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest, originally issued in 2013 and 2014, and $250,000 aggregate principal amount of demand notes originally issued in September 2015. We also incurred negative cash flows from operating activities of $1.1 million for this period. We expect to incur substantial losses for the foreseeable future, which will continue to generate negative net cash flows from operating activities, as we continue to pursue development activities and seek to commercialize our initial product candidate, SBP-101. As of March 31, 2017, we had cash and cash equivalents of $2.4 million, working capital of $585,000 and stockholders’ equity of $338,000. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm, included a paragraph emphasizing this going concern uncertainty in their audit report regarding our 2016 financial statements dated March 30, 2017. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our SBP-101 product candidate. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 4 entitled “Liquidity and Management’s Plans.”

3.     Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles general accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2016 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 30, 2017 and our other filings with the SEC. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Recently Adopted Accounting Pronouncement

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance in ASU 2016-09 is intended to simplify aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, statutory withholding requirements, and classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this standard did not have a material impact on our financial condition and results of operations.

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

During the quarter ended March 31, 2017, we issued convertible promissory notes raising gross proceeds of approximately $3.1 million which are convertible into our common stock or other securities upon the completion of a qualified financing of at least $2.0 million on or before the maturity of the notes. In addition we negotiated the conversion of approximately $3.1 million of previously outstanding debt and accrued interest into 4,183,333 shares of our common stock. See Note 7 entitled “Indebtedness.”

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

5.     Summary of Significant Accounting Policies

Principles of consolidation

The accompanying condensed consolidated financial statements include the assets, liabilities and expenses of Sun BioPharma, Inc. and our wholly-owned subsidiary, Sun BioPharma Australia Pty Ltd. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates.

Beneficial Conversion Feature

For convertible debt where the rate of conversion is below fair market value for our common stock, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount which is presented as a direct deduction from the carrying amount of the related debt and as an increase to additional paid-in capital. The debt discount is amortized through interest expense over the life of the related debt.

Debt issuance costs

Costs associated with the issuance of debt instruments are capitalized and presented as a direct deduction from the carrying amount of the related debt liability. These costs are amortized through interest expense over the life of the related debt.

Research and development costs

Research and development costs include expenses incurred in the conduct of our Phase 1 human clinical trial, for third-party service providers performing various testing and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of the SBP-101 compound for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our SBP-101 product candidate; personnel costs, including salaries, benefits and share-based compensation; and costs to license and maintain our licensed intellectual property.

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

All material CRO contracts are terminable by us upon written notice and we are generally only liable for actual effort expended by the CROs and certain non-cancelable expenses incurred at any point of termination.

We expense costs associated with obtaining licenses for patented technologies when it is determined there is no alternative future use of the intellectual property subject to the license.

Share-based compensation

In accounting for share-based incentive awards we measure and recognize the cost of employee and non-employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, which represent our best estimates and involve inherent uncertainties and the application of management’s judgment. Compensation cost is recognized ratably using the straight-line attribution method over the vesting period, which is considered to be the requisite service period. The performance date for non-employee awards is generally not met until the individual award vests. Accordingly we re-measure the current fair value each quarter until the award vests. Compensation expense for performance-based stock option awards is recognized when “performance” has occurred or is probable of occurring.

The fair value of share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The determination of the fair value of share-based awards is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term of each award. Expected volatility rates are based primarily on the volatility rates of a set of guideline companies, which consist of public and recently public biotechnology companies. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity (deficit). During the three-month periods ended March 31, 2017 and 2016, any reclassification adjustments from accumulated other comprehensive loss to operations was inconsequential.

Comprehensive loss

Comprehensive loss consists of our net loss and the effects of foreign currency translation.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect would be anti-dilutive, or reduce a net loss per share. The Company’s potential dilutive shares, which include outstanding common stock options and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

The following table summarizes the calculation of basic and diluted net loss per share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Net loss	$(5,573)		$(824)
Weighted average shares outstanding—basic and diluted	32,212,594		29,915,820
Basic and diluted net loss per share	$(0.17)	$	(0.03)

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Employee and non-employee stock options	7,009,600	3,163,600
Common shares issuable upon conversion of notes payable	3,078,383	2,466,667
Common shares issuable under common stock purchase warrants	3,615,000	2,550,000
	13,702,983	8,180,267

6.     Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Deferred payroll and related expenses	$838	$637
Clinical trial related expense	89	97
Professional services	42	70
Product and process development expenses	31	29
Other	11	9
Total accrued liabilities	$1,011	$842

7.     Indebtedness

2017 Convertible notes payable

On each of February 17, March 3, March 10 and March 17, 2017, we entered into Note Purchase Agreements (the “Note Agreements”) with a number of accredited investors in private transactions. Pursuant to these Note Agreements, we sold convertible promissory notes (the “2017 Notes”) raising gross proceeds of approximately $3.1 million. The 2017 Notes are scheduled to mature on December 1, 2018 and bear interest at a rate of 5.0% per year. Principal and interest on the 2017 Notes are payable at maturity. The Company may prepay the 2017 Notes in whole or in part at any time without penalty or premium. The 2017 Notes are convertible into shares of common stock or other securities of the Company upon the occurrence of a Qualified Financing, including the sale of equity securities or a strategic partnership, raising gross proceeds of at least $2.0 million on or before the maturity of the 2017 Notes or upon the request of a holder of any 2017 Note at a fixed conversion rate of $1.01 per share. Upon issuance, the 2017 Notes were convertible into our common stock at a conversion rate of $1.01 per share. The fair market value of our stock on the dates of issuance ranged from $1.50 to $3.90 per share. Therefore the 2017 Notes contained a beneficial conversion feature with an aggregate intrinsic value of approximately $3.0 million, which is recorded as a debt discount and is presented as a direct deduction from the carrying value of the 2017 Notes and will be amortized through interest expense over the life of the 2017 Notes. Upon the occurrence of certain events of default, the 2017 Notes require the Company to repay the unpaid principal amount of the Notes and any unpaid accrued interest. The Company expects to use the net proceeds from the sales of the Notes for working capital and general corporate purposes. One of our stockholders, who beneficially owns more than 10% of our common stock, purchased $200,000 of the 2017 Notes.

2013 Convertible notes payable

In 2013, we initiated an offering of convertible promissory notes (the “2013 Notes”). In total, gross proceeds raised were $3.1 million. The 2013 Notes accrue interest at 5% per year, payable quarterly, are convertible into shares of common stock at $1.125 per share at the option of the holder and mature in December 2018. The Company had not paid the required quarterly interest for the 2013 Notes since the quarter ended March 31, 2016. This constituted an event of default under which the note holders could have demanded immediate payment of the outstanding principal and accrued but unpaid interest.

In March 2017, we offered to all holders of outstanding 2013 Notes, who were accredited investors, an opportunity to convert all outstanding principal and accrued interest through March 31, 2017 into shares of our common stock at a rate of $0.75 per share. The offered conversion rate represented a $0.375, or 33.3%, discount from the rate stated in the terms of the 2013 Notes, which at the time was $1.125 per share. Holders of $2,750,000 aggregate principal amount of the 2013 Notes accepted the offer to convert and on March 31, 2017 we issued 3,850,000 shares of common stock in exchange for the surrender of the 2013 Notes which included $138,000 of accrued but unpaid interest. The fair market value of the shares issued was $11.5 million, compared to $8.5 million under the original conversion terms, resulting in a loss on the induced debt conversion of approximately $3.0 million. One of our stockholders, who beneficially owns more than 10% of our common stock, converted $700,000 aggregate principal amount of 2013 Notes, along with $35,000 of accrued but unpaid interest, into 980,000 shares of our common stock. The shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act as securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

Demand notes payable

In September 2015 we assumed $250,000 of unsecured demand notes in conjunction with our merger with Cimarron Medical, Inc. that were previously issued by Cimarron (the “Demand Notes”).

We included the holders of Demand Notes in our offer to convert all outstanding principal into shares of our common stock at a rate of $0.75 per share. The Demand Notes had no conversion feature. The holders of all $250,000 aggregate principal amount of the Demand Notes accepted the offer to convert and on March 31, 2017 we issued 333,333 shares of common stock in exchange for the surrender of all Demand Notes. The fair market value of the shares issued was $1.0 million resulting in a loss on induced debt conversion of $700,000. The shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act as securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

The following table sets forth the changes in convertible and demand notes payable during the quarter (in thousands):

	Convertible Notes Payable
	Principal	Accrued Interest	Demand Notes
Principal value at December 31, 2016	$2,775	$105	$250
Accrued interest in current quarter	—	43	—
Aggregate principal value of 2017 Notes sold	3,076	—	—
Aggregate principal value of 2013 Notes and accrued interest converted into common stock	(2,750)	(138)	—
Aggregate principal value of Demand Notes converted into common stock	—	—	(250)
Principal value at March 31, 2017	$3,101	$10	$—

Term debt

On October 26, 2012, we entered into an unsecured loan agreement (the “Agreement”) with the Institute for Commercialization of Public Research, Inc. (the “Institute”). Under the terms of the Agreement, we borrowed $300,000 at a fixed interest rate of 4.125%. No principal or interest payments are due until the maturity date, October 26, 2017, unless a mandatory repayment event occurs.

Debt issuance costs and discount

The following table summarizes the deferred financing costs which are presented as a direct deduction from the carrying amount of their related debt liabilities (in thousands):

	March 31, 2017		December 31, 2016
	Convertible Notes Payable	Long-Term Debt	Convertible Notes Payable	Long-Term Debt
Loan principal amount	$3,101	$300	$2,775	$300
Deferred financing costs	16	37	105	37
Accumulated amortization	—	(33)	(63)	(31)
Unamortized balance	16	4	42	6
Discount on debt	2,954
Accumulated amortization	(106)
Unamortized balance	2,848
Loan carrying amounts, net	$237	$296	$2,733	$294

8.     Stockholders’ Equity (Deficit)

 Shares reserved

Shares of common stock reserved for future issuance are as follows:

December 31, 2016
Stock options outstanding	7,009,600
Shares available for grant under equity incentive plan	11,104,000
Estimated common shares issuable upon conversion of notes payable	3,078,383
Common shares issuable under common stock purchase warrants	3,615,000
Total	24,806,983

9.     Share-based Compensation

2016 Omnibus Incentive Plan

The Sun BioPharma, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 15,000,000 shares of common stock were initially reserved for issuance. As of March 31, 2017, options to purchase 3,896,000 shares of common stock were outstanding under the 2016 Plan.

2011 Stock Option Plan

The Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”) was terminated in conjunction with stockholder approval of the 2016 Plan, although awards outstanding under the 2011 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of March 31, 2017, options to purchase 3,113,600 shares of common stock remained outstanding under the 2011 Plan.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Research and development	$119	$—
General and administrative	801	—
Total share-based compensation	$920	$—

A summary of option activity is as follows:

	Shares Available for Grant	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2016	11,144,000	7,019,600	$0.95	$3,896,235
Granted	(40,000)	40,000	1.01
Exercised	—	(50,000)	0.14
Cancelled	—	—	—
Balances at March 31, 2017	11,104,000	7,009,600	$0.95	$14,183,383

Information about stock options outstanding, vested and expected to vest as of March 31, 2017, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
				Weighted Average			Weighted Average
				Remaining	Weighted		Remaining
Per Share				Contractual	Average	Options	Contractual
Exercise Price			Shares	Life (Years)	Exercise Price	Exercisable	Life (Years)
$0.09	–	0.11	523,600	5.55	$0.10	523,600	5.55
0.23	–	0.25	450,000	6.86	0.25	450,000	6.86
	0.32		2,140,000	7.93	0.32	2,140,000	7.93
	1.01		40,000	4.78	1.01	—	4.78
	1.51		3,856,000	9.26	1.51	1,375,500	9.57
			7,009,600	8.44	$0.95	4,489,100	8.05

As of March 31, 2017 total compensation expense related to unvested employee stock options not yet recognized was $1.4 million, which is expected to be allocated to expenses over a weighted-average period of approximately 1.7 years.

Nonemployee share-based compensation

We account for stock options granted to nonemployees in accordance with FASB Accounting Standards Codification Topic 505. In connection with stock options granted to nonemployees, we recorded $392,000 and $0 for nonemployee share-based compensation during the three months ended March 31, 2017 and 2016, respectively. These amounts were based upon the fair values of the vested portion of the grants. Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three months ended March, 31, 2017 and 2016:

	2017			2016
Common stock fair value	$1.01	-	$2.98	n/a
Risk-free interest rate		1.52%		n/a
Expected dividend yield		0%		n/a
Expected option life (years)		3.25		n/a
Expected stock price volatility		75.0%		n/a

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Sun BioPharma, Inc., and its wholly-owned subsidiary, Sun BioPharma Australia Pty Ltd. (collectively “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a second indication in chronic pancreatitis. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

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

Financial Overview

We have incurred losses of $24.4 million since inception. For the three months ended March 31, 2017, we incurred a net loss of $5.6 million, which includes a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest, originally issued in 2013 and 2014, and $250,000 aggregate principal amount of demand notes originally issued in September 2015. We also incurred negative cash flows from operating activities of $1.1 million for this period. We expect to incur substantial losses, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

During the quarter ended March 31, 2017, we sold convertible promissory notes raising gross proceeds of approximately $3.1 million which are convertible into our common stock or other securities upon the completion of a qualified financing of at least $2.0 million on or before the maturity of the notes. In addition, we negotiated the conversion of approximately $3.1 million of previously outstanding debt and accrued interest into 4,183,333 shares of our common stock. See Note 7 entitled “Indebtedness” in the Condensed Consolidated Financial Statements elsewhere in this report.

Our cash and cash equivalents was $2.4 million as of March 31, 2017, compared to $438,000 as of December 31, 2016.

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

Results of Operations

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	Percent Change
Operating expenses:
General and administrative	$1,250	$481	159.9%
Research and development	744	494	50.6
Total operating expenses	1,994	975	104.5

Other income (expense), net	(3,731)	36	nm
Income tax benefit	152	115	32.2

Net loss	$(5,573)	$(824)	576.3%

Research and development and general and administrative expenses include non-cash share-based compensation expense as a result of our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 31, 2017 vest upon performance and time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the share-based compensation expense in our statements of comprehensive loss for the three months ended March 31, 2017. No share-based compensation was recorded during the first quarter of 2016 (in thousands):

Three Months Ended
March 31, 2017
Research and development	$119
General and administrative	801
Total share-based compensation	$920

General and administrative expense

Our general and administrative (“G&A”) expenses increased 159.9% to $1.3 million in the first quarter of 2017 up from $481,000 in the first quarter of 2016. The increase was due primarily to non-cash share-based compensation expense recorded during the quarter ended March 31, 2017.

Research and development expense

Our research and development (“R&D”) expenses increased 50.6% to $744,000 in the first quarter of 2017 up from $494,000 in the first quarter of 2016. The increase in R&D expenses is due primarily to increased costs related to our Phase 1 clinical trial and non-cash share-based compensation expense recorded during the quarter ended March 31, 2017.

Other expense, net

Other income and expense, net, was a net expense of $3.7 million and net income of $36,000 for the three months ended March 31, 2017 and 2016, respectively. Other expense in the current quarter includes a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest, originally issued in 2013 and 2014, and $250,000 aggregate principal amount of demand notes originally issued in September 2015. These expenses were partially offset by a foreign currency transaction gain recognized by our Australian subsidiary.

Income tax benefit

Income tax benefit increased to $152,000 for the three-months ended March 31, 2017 up from $115,000 during the three-months ended March 31, 2016. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2017 and December 31, 2016 and our cash flow data for the three months ended March 31, 2017 and 2016 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	March 31, 2017	December 31, 2016
Cash and cash equivalents	$2,442	$438
Working capital (deficit)	$585	$(4,642)

	Three Months Ended March 31,
Cash Flow Data	2017	2016
Cash provided by (used in):
Operating activities	$(1,072)	$(542)
Financing activities	3,066	—
Effect of exchange rate changes on cash and cash equivalents	10	—
Net increase (decrease) in cash and cash equivalents	$2,004	$(542)

Working Capital

Our total cash and cash equivalents was $2.4 million as of March 31, 2017, compared to $438,000 as of December 31, 2016. We had $2.4 million in current liabilities, and working capital of $585,000 as of March 31, 2017, compared to $5.5 million in current liabilities and a working capital deficit of $4.6 million as of December 31, 2016.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.1 million in the three-months ended March 31, 2017 compared to $542,000 in the three-months ended March 31, 2016. The net cash used in each of these periods primarily reflects the net loss for these periods, and is partially offset by the effects of changes in operating assets and liabilities. In the three months ended March 31, 2017, the net loss is also offset by a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest, and $250,000 aggregate principal amount of demand notes.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.1 for the three-months ended March 31, 2017, which was comprised primarily of net proceeds from the sale of convertible promissory notes. There was no cash provided by financing activities during the three-months ended March 31, 2016.

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

Our cash and cash equivalents was $2.4 million as of March 31, 2017, compared to $438,000 as of December 31, 2016. Although we do not have any current capital commitments, we expect that we will increase our projected expenditures once we have additional capital on hand in order to continue our efforts to grow our business and complete our Phase 1 clinical trial for our SBP-101 product candidate. Accordingly, we expect to make additional expenditures in performing our Phase 1 clinical trial and related support activities. With sufficient capital, we also expect to invest in research and development efforts of follow-on products. However, we do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions.

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

As of March 31, 2017, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities.

During the quarter ended March 31, 2017, we sold convertible promissory notes raising gross proceeds of approximately $3.1 million which are mandatorily convertible into our common stock upon a completion of a qualified financing of at least $2.0 million and converted approximately $3.1 million of outstanding debt and accrued interest into our common stock. See Note 7 entitled “Indebtedness” in the Condensed Consolidated Financial Statements elsewhere in this report.

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

Indebtedness

As of March 31, 2017 we had $3.1 million aggregate principal amount of convertible promissory notes outstanding. Of this amount, $3,076,000 aggregate principal amount was outstanding under the 2017 Notes, which accrue interest at 5.0% per year and are convertible into common stock or other securities upon the completion of a qualified financing of at least $2.0 million on or before the maturity of the 2017 Notes, or upon the request of a holder at a fixed conversion rate of $1.01 per share. The 2017 Notes mature in December 2018 at which time all principal and interest are payable. One 2013 Note remains outstanding in a principal amount of $25,000, which accrues interest of 5% per year, payable quarterly, and is convertible into common stock at $1.125 per share. The 2013 Note matures in December 2018. We also had $300,000 outstanding in an unsecured loan that accrues annual interest of 4.125%. All principal and accrued interest on this loan is payable in October 2017.

Critical Accounting Policies and Estimates

Our significant accounting policies are set forth in notes accompanying the condensed consolidated financial statements included in this document. The accounting policies used in preparing our interim fiscal 2017 condensed consolidated financial statements are the same as those described in our Annual Report on Form 10-K filed with the SEC on March 30, 2017.

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

As of the end of the period covered by this quarterly report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibit index appearing after the signature page is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN BIOPHARMA, INC.

Date: May 11, 2017	/s/ David B. Kaysen
David B. Kaysen Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2017	/s/ Scott Kellen
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

10.1

Form of Note Purchase Agreements, dated February 17, 2017, March 3, 2017, March 10, 2017 and March 17, 2017, by and among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 6, 2017)

Incorporated by Reference

10.2

Form of Convertible Promissory Notes, dated February 17, 2017, March 3, 2017, March 10, 2017 and March 17, 2017 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed March 6, 2017)

Incorporated by Reference

10.3	Form of Debt-for-Equity Exchange Agreement, dated March 27, 2017 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 31, 2017)	Incorporated by Reference

10.4	Form of Participation Rights Agreement, dated March 27, 2017 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed March 31, 2017)	Incorporated by Reference

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

101

Financial statements from the quarterly report on Form 10-Q of Sun BioPharma, Inc. for the quarter ended March 31, 2017, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Filed Electronically