Form 10-Q
period 2017-06-30
Sun BioPharma, Inc.
filed 2017-08-10
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§231.205 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐ *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

On August 7, 2017, there were 36,704,639 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements.

Sun BioPharma, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,194	$438
Prepaid expenses and other current assets	75	118
Income tax receivable	609	321
Total current assets	1,878	877

Total assets	$1,878	$877

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$643	$1,245
Accrued expenses	1,119	842
Convertible notes payable - current portion, net	—	2,733
Term debt	298	294
Demand notes payable	—	250
Accrued interest	58	155
Total current liabilities	2,118	5,519

Long-term liabilities:
Convertible notes payable, net	667	—
Accrued interest	48	—
Total long-term liabilities	715	—

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 authorized; no shares issued or outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 200,000,000 authorized; 36,704,639 and 32,201,306 shares issued and outstanding, as of June 30, 2017 and December 31, 2016, respectively	37	32
Additional paid-in capital	24,883	14,029
Accumulated deficit	(25,767)	(18,779)
Accumulated comprehensive gain (loss), net	(108)	76
Total stockholders’ deficit	(955)	(4,642)
Total liabilities and stockholders’ deficit	$1,878	$877

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
General and administrative	$487	$419	$1,737	$900
Research and development	675	530	1,419	1,024
Operating loss	(1,162)	(949)	(3,156)	(1,924)

Other income (expense):
Interest income	—	1	—	2
Grant income	83	—	83	—
Interest expense	(473)	(45)	(672)	(90)
Loss on induced debt conversions	—	—	(3,696)	—
Other income (expense)	26	(75)	189	7
Total other income (expense)	(364)	(119)	(4,096)	(81)

Loss before income tax benefit	$(1,526)	$(1,068)	$(7,252)	$(2,005)

Income tax benefit	112	90	264	206

Net loss	(1,414)	(978)	(6,988)	(1,799)
Foreign currency translation adjustment gain (loss)	(22)	42	(184)	(33)
Comprehensive loss	$(1,436)	$(936)	$(7,172)	$(1,832)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.20)	$(0.06)
Weighted average shares outstanding – basic and diluted	36,623,132	30,126,755	34,412,064	30,058,942

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands except share and per share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Deficit
Balances at December 31, 2016	32,201,306	$32	$14,029	$(18,779)	$76	$(4,642)
Conversion of convertible promissory notes	3,850,000	4	5,837	—	—	5,841
Conversion of demand notes	333,333	—	993	—	—	993
Charge for fair market value of beneficial conversion feature	—	—	2,954	—	—	2,954
Share-based compensation	—	—	1,024	—	—	1,024
Exercise of common stock options	220,000	1	27	—	—	28
Exercise of stock purchase warrants	100,000	—	19			19
Net loss	—	—	—	(6,988)	—	(6,988)
Foreign currency translation adjustment, net of taxes of $0	—	—	—	—	(184)	(184)
Balances at June 30, 2017	36,704,639	$37	$24,883	$(25,767)	$(108)	$(955)

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,988)	$(1,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on induced debt conversions	3,696	—
Share-based compensation	1,024	—
Amortization of debt discount	534	—
Amortization of debt issuance costs	49	14
Non-cash interest expense	48	6
Changes in operating assets and liabilities:
Income and other tax receivables	(262)	563
Prepaid expenses and other current assets	43	85
Accounts payable	(810)	171
Accrued liabilities	308	329
Net cash used in operating activities	(2,358)	(631)

Cash flows from financing activities:
Proceeds from the sale of convertible promissory notes, net of offering costs of $16	3,059	—
Proceeds from the exercise of stock options	28	—
Proceeds from the exercise of stock purchase warrants	19	—
Proceeds from issuance of common stock and warrants, net of offering costs of $152	—	1,603
Net cash provided by financing activities	3,106	1,603

Effect of exchange rate changes on cash and cash equivalents	8	1

Net increase in cash and cash equivalents	756	973
Cash and cash equivalents at beginning of period	438	925
Cash and cash equivalents at end of period	$1,194	$1,898

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$—	$70

Supplemental disclosure of non-cash transactions:
Conversion of promissory notes and accrued interest into common stock	2,888	—
Intrinsic value of beneficial conversion feature in convertible notes	2,954	—
Conversion of demand notes into common stock	250	—
Deferred compensation exchanged for common stock and warrants	—	196
Issuance of common stock for services	$—	75

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

We have incurred losses of $25.8 million since our inception in 2011. For the six months ended June 30, 2017, we incurred a net loss of $7.0 million, which includes a non-cash charge of $3.7 million related to the induced conversion of $2.9 million of convertible promissory notes and accrued interest, originally issued in 2013 and 2014, and $250,000 of demand notes, originally issued in September 2015, into shares of our common stock. We also incurred negative cash flows from operating activities of $2.4 million for this period. We expect to incur substantial losses for the foreseeable future, which will continue to generate negative net cash flows from operating activities, as we continue to pursue development activities and seek to commercialize our initial product candidate, SBP-101. As of June 30, 2017, we had cash and cash equivalents of $1.2 million, negative working capital of $240,000 and a stockholders’ deficit of $955,000. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm, included a paragraph emphasizing this going concern uncertainty in their audit report covering our 2016 financial statements dated March 30, 2017. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our SBP-101 product candidate. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 4 entitled “Liquidity and Management’s Plans.”

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

Recently adopted accounting pronouncement

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance in ASU 2016-09 is intended to simplify aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, statutory withholding requirements, and classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this standard did not have a material impact on our financial condition and results of operations.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-11, during the six months ended June 30, 2017, did not have any impact on the condensed consolidated financial statements and related disclosures.

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

On July 3, 2017, we received a research and development tax incentive payment from the government of Australia related to the research activities of our Australian subsidiary during 2016. The incentive payment received was approximately $460,000. See Note 10 entitled “Subsequent Events.”

During February and March 2017, we issued convertible promissory notes raising gross proceeds of approximately $3.1 million which are convertible into our common stock or other securities upon the completion of a qualified financing of at least $2.0 million on or before the maturity of the notes. In addition we negotiated the conversion of approximately $3.1 million of previously outstanding debt and accrued interest into 4,183,333 shares of our common stock. See Note 7 entitled “Indebtedness.”

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

There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, or at all. The sale of additional convertible debt or equity securities would likely result in dilution to our current stockholders

5.     Summary of Significant Accounting Policies

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

Beneficial conversion feature

For convertible debt where the rate of conversion is below fair market value for our common stock, the Company records a "beneficial conversion feature" ("BCF") and related debt discount which is presented as a direct deduction from the carrying amount of the related debt. The discount is amortized to interest expense over the life of the debt.

Debt issuance costs

Costs associated with the issuance of debt instruments are capitalized and presented as a direct deduction from the carrying amount of the related debt liability. These costs are amortized through interest expense over the life of the related debt.

Research and development costs

Research and development costs include expenses incurred in the conduct of our Phase 1 human clinical trial, for third-party service providers performing various testing and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of the SBP-101 compound for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our SBP-101 product candidate; personnel costs, including salaries, benefits and share-based compensation; and costs to license and maintain our licensed intellectual property.

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

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ deficit. During the three and six month periods ended June 30, 2017 and 2016, any reclassification adjustments from accumulated other comprehensive loss to operations was inconsequential.

Grant Income

Grant income is derived from a one-time grant awarded to the Company by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health “Grant Agreement”. The total grant awarded under the Grant Agreement was $225,000 and is intended to fund studies of SBP-101 as a potential treatment for pancreatitis. Grant income is recognized as a non-operating income when the related research and development expenses are incurred, terms of the grant have been complied with and the Company is eligible for reimbursement under the Grant Agreement.

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

The following table summarizes the calculation of basic and diluted net loss per share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(1,414)	$(978)	$(6,988)	$(1,799)
Weighted average shares outstanding—basic and diluted	36,623,132	30,126,755	34,412,064	30,058,942
Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.20)	$(0.06)

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee and non-employee stock options	6,839,600	3,163,600	6,839,600	3,163,600
Common shares issuable upon conversion of notes payable and accrued interest	3,102,872	2,466,667	3,102,872	2,466,667
Common shares issuable under common stock purchase warrants	3,515,500	3,525,500	3,515,500	3,525,500

6.     Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Deferred payroll and related expenses	$928	$637
Clinical trial related expense	117	97
Professional services	41	70
Product and process development expenses	31	29
Other	2	9
Total accrued liabilities	$1,119	$842

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

Demand notes payable

In September 2015, we assumed $250,000 of unsecured demand notes in conjunction with our merger with Cimarron Medical, Inc. that were previously issued by Cimarron (the “Demand Notes”).

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

The following table sets forth the changes in convertible and demand notes payable during the six months ended June 30 2017 (in thousands):

	Convertible Notes Payable
	Principal	Accrued Interest	Demand Notes
Principal value at December 31, 2016	$2,775	$105	$250
Accrued interest		81	—
Aggregate principal value of 2017 Notes sold	3,076	—	—
Aggregate principal value of 2013 Notes and accrued interest converted into common stock	(2,750)	(138)	—
Aggregate principal value of Demand Notes converted into common stock	—	—	(250)
Principal value at June 30, 2017	3,101	48	—

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

Debt issuance costs and discount

The following table summarizes the deferred financing costs which are presented as a direct deduction from the carrying amount of their related debt liabilities (in thousands):

	June 30, 2017		December 31, 2016
	Convertible Notes Payable	Long-Term Debt	Convertible Notes Payable	Long-Term Debt
Loan principal amount	$3,101	$300	$2,775	$300
Deferred financing costs	16	37	105	37
Accumulated amortization	(2)	(35)	(63)	(31)
Unamortized balance	14	2	42	6
Discount on debt	2,954
Accumulated amortization	(534)
Unamortized balance	2,420
Loan carrying amounts, net	$667	$298	$2,733	$294

8.     Stockholders’ Deficit

 Shares reserved

Shares of common stock reserved for future issuance are as follows:

June 30, 2017
Stock options outstanding	6,839,600
Shares available for grant under equity incentive plan	11,104,000
Estimated common shares issuable upon conversion of notes payable and accrued interest	3,102,872
Common shares issuable under common stock purchase warrants	3,515,000
Total	24,561,472

9.     Share-based Compensation

2016 Omnibus Incentive Plan

The Sun BioPharma, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders at our annual meeting of stockholders on May 17, 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 15,000,000 shares of common stock are reserved for issuance. As of June 30, 2017, options to purchase 3,896,000 shares of common stock were outstanding under the 2016 Plan.

2011 Stock Option Plan

The Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”) was terminated in conjunction with stockholder approval of the 2016 Plan, although awards outstanding under the 2011 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of June 30, 2017, options to purchase 2,943,600 shares of common stock remained outstanding under the 2011 Plan.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Six months Ended
	June 30, 2017	June 30, 2016
Research and development	$178	$—
General and administrative	846	—
Total share-based compensation	$1,024	$—

A summary of option activity is as follows:

	Shares Available for Grant	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2016	11,144,000	7,019,600	$0.95	$3,896,235
Granted	(40,000)	40,000	1.01
Exercised	—	(220,000)	0.13
Cancelled	—	—	—
Balances at June 30, 2017	11,104,000	6,839,600	$0.98	$4,942,745

Information about stock options outstanding, vested and expected to vest as of June 30, 2017, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
				Weighted Average			Weighted Average
				Remaining	Weighted		Remaining
Per Share				Contractual	Average	Options	Contractual
Exercise Price			Shares	Life (Years)	Exercise Price	Exercisable	Life (Years)
$0.09	–	0.11	383,600	5.34	$0.10	383,600	5.34
0.23	–	0.25	420,000	6.62	0.25	420,000	6.62
	0.32		2,140,000	7.68	0.32	2,140,000	7.68
	1.01		40,000	4.53	1.01	—	—
	1.51		3,856,000	9.01	1.51	1,798,000	9.35
			6,839,600	8.26	$0.98	4,741,600	8.03

As of June 30, 2017 total compensation expense related to unvested employee stock options not yet recognized was $1.3 million, which is expected to be allocated to expenses over a weighted-average period of approximately 1.5 years.

Nonemployee share-based compensation

We account for stock options granted to nonemployees in accordance with FASB ASC 505. In connection with stock options granted to nonemployees, we recorded $401,000 and $0 for nonemployee share-based compensation during the six months ended June 30, 2017 and 2016, respectively. These amounts were based upon the fair values of the vested portion of the grants. Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.

The estimated fair values of the stock options issued to employees and non-employees were calculated using the Black-Scholes valuation model, based on the following assumptions for the six months ended June 30, 2017 and 2016:

	2017			2016
Common stock fair value	$1.01	–	$2.98	n/a
Risk-free interest rate	1.43%	-	1.93%	n/a
Expected dividend yield		0%		n/a
Expected option life (years)	2.50	-	5.0	n/a
Expected stock price volatility	75.0	–	78.0%	n/a

10.     Subsequent Events

On July 3, 2017, we received a research and development tax incentive payment from the government of Australia related to the research activities of our Australian subsidiary during 2016. Qualifying research costs related to our clinical trial which are incurred in Australia or for research activities conducted in Australia are generally eligible for the research and development incentive program. The incentive payment received was approximately $460,000.

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

Overview

Sun BioPharma, Inc., and its wholly-owned subsidiary, Sun BioPharma Australia Pty Ltd. (collectively “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a second indication in chronic pancreatitis. We are a clinical stage company founded with technology exclusively licensed worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

In August 2015, the U.S. FDA granted an Investigational New Drug (“IND”) approval for our SBP-101 product candidate. We are currently concluding a clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This is a Phase 1, first-in-human, dose-escalation, safety study and, potentially, an expansion phase at the anticipated recommended treatment dose. We began enrolling patients on January 4, 2016 and have completed treatment of five patient cohorts totaling 25 patients. After review of the data from the fifth cohort patients by the independent Data Safety Monitoring Board (“DSMB”), dose limiting toxicities (“DLTs”) were deemed to have occurred in two patients enrolled in the fifth cohort. As a result, and consistent with the study protocol, the DSMB has recommended that the Company de-escalate the dose level in the next cohort of patients. We are currently enrolling patients in the sixth patient cohort at the reduced dose level recommended by the DSMB. Two patients have completed the first cycle of dosing and this sixth patient cohort is expected to be completed by the end of September 2017.

This study is being conducted at clinical sites in both Australia and the United States including The Mayo Clinic Scottsdale and HonorHealth in Scottsdale, AZ, the Austin Health Olivia Newton-John Cancer Wellness & Research Centre in Melbourne, Australia and the Ashford Cancer Centre in Adelaide, Australia.

Additional clinical trials will be required for FDA or other similar approvals if the results of the first clinical trial of our SBP-101 product candidate justify continued development. We estimate that the additional time and cost to obtain FDA and European Medicines Agency (“EMA”) approval and to bring our SBP-101 product candidate to market as a treatment for pancreatic cancer could be 6 to 7 years and cost up to $200 million.

Financial Overview

We have incurred losses of $25.8 million since inception. For the six months ended June 30, 2017, we incurred a net loss of $7.0 million, which includes a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest, originally issued in 2013 and 2014, and $250,000 aggregate principal amount of demand notes originally issued in September 2015. We also incurred negative cash flows from operating activities of $2.4 million for this period. We expect to incur substantial losses, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

During February and March 2017, we issued convertible promissory notes raising gross proceeds of approximately $3.1 million which are convertible into our common stock or other securities upon the completion of a qualified financing of at least $2.0 million on or before the maturity of the notes. In addition, we negotiated the conversion of approximately $3.1 million of previously outstanding debt and accrued interest into 4,183,333 shares of our common stock. See Note 7 entitled “Indebtedness” in the Condensed Consolidated Financial Statements elsewhere in this report.

Our cash and cash equivalents were $1.2 million as of June 30, 2017, compared to $438,000 as of December 31, 2016. On July 3, 2017, we received a research and development tax incentive payment from the government of Australia related to the research activities of our Australian subsidiary during 2016. The incentive payment received was approximately $460,000. See Note 10 entitled “Subsequent Events” in the Condensed Consolidated Financial Statements elsewhere in this report.

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

Results of Operations

Comparison of the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
Operating expenses:
General and administrative	$487	$419	16.2%	$1,737	$900	93.0%
Research and development	675	530	27.4	1,419	1,024	38.6
Total operating expenses	1,162	949	22.4	3,156	1,924	64.0

Other income (expense), net	(364)	(119)	205.9	(4,096)	(81)	nm
Income tax benefit	112	90	24.4	264	206	28.2

Net loss	$(1,414)	$(978)	44.6%	$(6,988)	$(1,799)	288.4%

Research and development and general and administrative expenses include non-cash share-based compensation expense as a result of our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 30, 2017 vest upon performance and time-based conditions. We expect to record additional noncash share-based compensation expense in the future, which may be significant.

The following table summarizes the share-based compensation expense in our statements of operations and comprehensive loss for the six months ended June 30, 2017. No share-based compensation was recorded during the first half of 2016. (in thousands):

Six months Ended
June 30, 2017
Research and development	$178
General and administrative	846
Total share-based compensation	$1,024

General and administrative expense

Our general and administrative (“G&A”) expenses increased 16.2% to $487,000 in the second quarter of 2017 up from $419,000 in the second quarter of 2016. G&A expenses increased 93.0% to $1.7 million in the six months ended June 30, 2017 from $900,000 in the comparable period of 2016. These increases resulted primarily from increases in non-cash, share-based compensation expense during the current year.

Research and development expense

Our research and development (“R&D”) expenses increased 27.4% to $675,000 in the second quarter of 2017, up from $530,000 in the second quarter of 2016. R&D expenses increased 38.6% to $1.4 million in the six months ended June 30, 2017, down from $1.0 million in the six months ended June 30, 2016. These increases in R&D expenses were due primarily to increased costs related to our Phase 1 clinical trial and non-cash share-based compensation expense recorded during the current year periods. There was no share-based compensation expense recorded during the first half of 2016.

Other expense, net

Other expense, net, increased 205.9% to $364,000 in the current quarter and increased to $4.1 million for the six months ended June 30, 2017, as compared with the same periods in the prior year. The increase in the second quarter was primarily due to increased interest expense resulting from the amortization of the discount on the 2017 convertible notes payable, partially offset by grant income earned during the current period related to a research grant awarded to the Company in 2016. On a year-to-date basis, the increase was due primarily to charges recorded related to the induced conversion of debt and increased interest expense resulting from the amortization of the discount on the 2017 convertible notes payable. These expenses were partially offset by a foreign currency transaction gains recognized by our Australian subsidiary and grant income earned during the current year period.

Income tax benefit

Income tax benefit increased 24.4% to $112,000 and 28.2% to $264,000 for the three and six months ended June 30, 2017, respectively. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2017 and December 31, 2016 and our cash flow data for the six months ended June 30, 2017 and 2016 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	June 30, 2017	December 31, 2016
Cash	$1,194	$438
Working capital deficit	$240	$4,642

	Six months Ended June 30,
Cash Flow Data	2017	2016
Cash provided by (used in):
Operating activities	$(2,358)	$(631)
Financing activities	3,106	1,603
Effect of exchange rate changes on cash and cash equivalents	8	1
Net increase in cash and cash equivalents	$756	$973

Working Capital

Our total cash was $1.2 million as of June 30, 2017, compared to $438,000 as of December 31, 2016. We had $2.1 million in current liabilities, and negative working capital of $240,000 as of June 30, 2017, compared to $5.5 million in current liabilities and a working capital deficit of $4.6 million as of December 31, 2016. On July 3, 2017, we received a research and development tax incentive payment from the government of Australia related to the research activities of our Australian subsidiary during 2016. The incentive payment received was approximately $460,000. See Note 10 entitled “Subsequent Events.” in the Condensed Consolidated Financial Statements elsewhere in this report.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.4 million in the six months ended June 30, 2017 compared to $631,000 in the six months ended June 30, 2016. The net cash used in each of these periods primarily reflects the net loss for these periods, and is partially offset by the effects of changes in operating assets and liabilities. In the six months ended June 30, 2017, the net loss is also offset by a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest, and $250,000 aggregate principal amount of demand notes and a non-cash charge of 534,000 related to the amortization of the discount on the 2017 convertible notes payable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.1 million for the six months ended June 30, 2017, which was comprised primarily of net proceeds from the sale of convertible promissory notes. During the six months ended June 30, 2016, net cash provided by financing activities was $1.6 million which resulted from net proceeds received in the sale of common stock and warrants.

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

Although we do not have any current capital commitments, we expect that we will increase our projected expenditures once we have additional capital on hand in order to continue our efforts to grow our business and continue to conduct clinical trials for our SBP-101 product candidate. Accordingly, we expect to make additional expenditures in completing our Phase 1 clinical trial and related support activities. With sufficient capital, we also expect to invest in research and development efforts of follow-on products. However, we do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions.

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

As of June 30, 2017, we did not have any existing credit facilities under which we could borrow funds.

During February and March 2017, we sold convertible promissory notes raising gross proceeds of approximately $3.1 million which are mandatorily convertible into our common stock upon a completion of a qualified financing of at least $2.0 million. In March 2017, we converted approximately $3.1 million of outstanding debt and accrued interest into our common stock. See note 7 entitled “Indebtedness” in the Condensed Consolidated Financial Statements elsewhere in this report.

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

Indebtedness

As of June 30, 2017 we had $3.1 million aggregate principal amount of convertible promissory notes outstanding. Of this amount, $3,076,000 aggregate principal amount was outstanding under the 2017 Notes, which accrue interest at 5.0% per year and are convertible into common stock or other securities upon the completion of a qualified financing of at least $2.0 million on or before the maturity of the 2017 Notes, or upon the request of a holder at a fixed conversion rate of $1.01 per share. The 2017 Notes mature in December 2018 at which time all principal and interest are payable. One 2013 Note remains outstanding in a principal amount of $25,000, which accrues interest of 5% per year, payable quarterly, and is convertible into common stock at $1.125 per share. The 2013 Note matures in December 2018. We also had $300,000 outstanding in an unsecured loan that accrues annual interest of 4.125%. All principal and accrued interest on this loan is payable in October 2017.

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

As of the end of the period covered by this quarterly report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

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

SUN BIOPHARMA, INC.

Date: August 10, 2017	/s/ David B. Kaysen
David B. Kaysen Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2017	/s/ Scott Kellen
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

101

Financial statements from the quarterly report on Form 10-Q of Sun BioPharma, Inc. for the quarter ended June 30, 2017, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Filed Electronically