Form 10-Q
period 2017-09-30
Sun BioPharma, Inc.
filed 2017-11-14
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 000-55242

Sun BioPharma, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0543922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

On November 10, 2017, there were 3,670,443 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements.

Sun BioPharma, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$943	$438
Prepaid expenses and other current assets	250	118
Income tax receivable	340	321
Total current assets	1,533	877

Total assets	$1,533	$877

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$874	$1,245
Accrued expenses	1,218	842
Convertible notes payable - current portion, net	—	2,733
Term debt	—	294
Demand notes payable	—	250
Accrued interest	57	155
Total current liabilities	2,149	5,519

Long-term liabilities:
Convertible notes payable, net	1,096	—
Term debt	300	—
Accrued interest	87	—
Total long-term liabilities	1,483	—

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 3,670,443 and 3,220,111 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	4	3
Additional paid-in capital	25,059	14,058
Accumulated deficit	(26,992)	(18,779)
Accumulated comprehensive gain (loss), net	(170)	76
Total stockholders’ deficit	(2,099)	(4,642)
Total liabilities and stockholders’ deficit	$1,533	$877

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
General and administrative	$515	$499	$2,252	$1,399
Research and development	530	636	1,955	1,657
Operating loss	(1,045)	(1,135)	(4,207)	(3,056)

Other income (expense):
Interest income	1	—	1	2
Grant income	27	—	110	—
Interest expense	(474)	(45)	(1,145)	(135)
Loss on induced debt conversions	—	—	(3,696)	—
Other income	75	56	264	63
Total other income (expense)	(371)	11	(4,466)	(70)

Loss before income tax benefit	$(1,416)	$(1,124)	$(8,673)	$(3,126)

Income tax benefit	197	45	460	252

Net loss	(1,219)	(1,079)	(8,213)	(2,874)
Foreign currency translation adjustment loss	(62)	(61)	(246)	(94)
Comprehensive loss	$(1,281)	$(1,140)	$(8,459)	$(2,968)

Basic and diluted net loss per share	$(0.33)	$(0.34)	$(2.33)	$(0.94)
Weighted average shares outstanding – basic and diluted	3,670,443	3,201,700	3,518,839	3,069,195

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands except share and per share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Deficit
Balances at December 31, 2016	3,220,111	$3	$14,058	$(18,779)	$76	$(4,642)
Conversion of convertible promissory notes	385,000	1	5,840	—	—	5,841
Conversion of demand notes	33,332	—	993	—	—	993
Charge for fair market value of beneficial conversion feature	—	—	2,954	—	—	2,954
Share-based compensation	—	—	1,167	—	—	1,167
Exercise of common stock options	22,000	—	28	—	—	28
Exercise of stock purchase warrants	10,000	—	19	—	—	19
Net loss	—	—	—	(8,213)	—	(8,213)
Foreign currency translation adjustment, net of taxes of $0	—	—	—	—	(246)	(246)
Balances at September 30, 2017	3,670,443	$4	$25,059	$(26,992)	$(170)	$(2,099)

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,213)	$(2,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on induced debt conversions	3,696	—
Share-based compensation	1,167	—
Amortization of debt discount	961	—
Amortization of debt issuance costs	53	21
Non-cash interest expense	87	9
Changes in operating assets and liabilities:
Income and other tax receivables	9	512
Prepaid expenses and other current assets	(131)	(25)
Accounts payable	(654)	377
Accrued liabilities	406	410
Net cash used in operating activities	(2,619)	(1,570)

Cash flows from financing activities:
Proceeds from the sale of convertible promissory notes, net of offering costs of $16	3,059	—
Proceeds from the exercise of stock options	28	—
Proceeds from the exercise of stock purchase warrants	19	—
Proceeds from issuance of common stock and warrants, net of offering costs of $152	—	1,873
Net cash provided by financing activities	3,106	1,873

Effect of exchange rate changes on cash and cash equivalents	18	1

Net increase in cash and cash equivalents	505	304
Cash and cash equivalents at beginning of period	438	925
Cash and cash equivalents at end of period	$943	$1,229

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$5	$70

Supplemental disclosure of non-cash transactions:
Conversion of promissory notes and accrued interest into common stock	2,888	—
Intrinsic value of beneficial conversion feature in convertible notes	2,954	—
Conversion of demand notes into common stock	250	—
Deferred compensation exchanged for common stock and warrants	—	196
Issuance of common stock for services	$—	75

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Business

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

We have incurred losses of $27.0 million since our inception in 2011. For the nine months ended September 30, 2017, we incurred a net loss of $8.2 million, which includes a non-cash charge of $3.7 million related to the induced conversion of $2.9 million of convertible promissory notes and accrued interest, originally issued in 2013 and 2014, and $250,000 of demand notes, originally issued in September 2015, into shares of our common stock. We also incurred negative cash flows from operating activities of $2.6 million for this period. We expect to incur substantial losses for the foreseeable future, which will continue to generate negative net cash flows from operating activities, as we continue to pursue development activities and seek to commercialize our initial product candidate, SBP-101. As of September 30, 2017, we had cash and cash equivalents of $943,000, negative working capital of $616,000 and a stockholders’ deficit of $2.1 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm, included a paragraph emphasizing this going concern uncertainty in their audit report covering our 2016 financial statements dated March 30, 2017. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our SBP-101 product candidate. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 4 titled “Liquidity and Management’s Plans.”

3.	Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with US accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2016 was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 30, 2017 and our other filings with the SEC. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Effective November 7, 2017, we implemented a 1-for-10 reverse split of our common stock. As previously announced, the reverse stock split was approved by our stockholders as of September 12, 2017, and was intended to increase the market price per share of our common stock to a level that qualifies for listing on the Nasdaq Capital Market. Concurrent with the reverse stock split, there was a 50% reduction in the number of shares authorized for issuance by the Company. All references to share and per share amounts included in these condensed consolidated financial statements have been retroactively restated to reflect the reverse split. See Note 10 titled “Subsequent Events” for additional information.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-11, during the nine months ended September 30, 2017, did not have any impact on the condensed consolidated financial statements and related disclosures.

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

During February and March 2017, we issued convertible promissory notes raising gross proceeds of approximately $3.1 million which are convertible into our common stock or other securities upon the completion of a qualified financing of at least $2.0 million on or before the maturity of the notes. In addition we negotiated the conversion of approximately $3.1 million of previously outstanding debt and accrued interest into 418,332 shares of our common stock. See Note 7 titled “Indebtedness.”

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

Beneficial conversion feature

For convertible debt where the rate of conversion is below fair market value for our common stock, the Company records a "beneficial conversion feature (“BCF“) and related debt discount which is presented as a direct deduction from the carrying amount of the related debt. The discount is amortized to interest expense over the life of the debt.

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

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ deficit. During the three and nine month periods ended September 30, 2017 and 2016, any reclassification adjustments from accumulated other comprehensive loss to operations was inconsequential.

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

The following table summarizes the calculation of basic and diluted net loss per share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,219)	$(1,079)	$(8,213)	$(2,874)
Weighted average shares outstanding—basic and diluted	3,670,443	3,201,700	3,518,839	3,069,195
Basic and diluted net loss per share	$(0.33)	$(0.34)	$(2.33)	$(0.94)

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee and non-employee stock options	683,960	316,360	683,960	316,360
Common shares issuable upon conversion of notes payable and accrued interest	315,356	246,667	315,356	246,667
Common shares issuable under common stock purchase warrants	351,500	366,050	351,500	366,050

6.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued compensation and related expenses	$1,094	$637
Clinical trial related expense	65	97
Professional services	55	70
Product and process development expenses	—	29
Other	4	9
Total accrued liabilities	$1,218	$842

Effective October 1, 2017, we amended the previously disclosed employment agreements, as amended, with our Executive Chairman, President and Chief Executive Officer, Chief Financial Officer and Chief Medical Officer (the “Employees”). These amendments discontinued the “accrued compensation” provision that was introduced with the prior amendments to the employment agreements between the Company and each of the Employees dated September 12, 2016. These amendments also include a provision whereby if the Company closes an underwritten public offering of its securities that include shares of common stock, then each of these Employees will, in lieu of cash payment for the previously accrued compensation, instead receive one or more equity awards under the Company’s 2016 Omnibus Equity Incentive plan. See Note 10 titled “Subsequent Events.”

7.	Indebtedness

2017 Convertible notes payable

On each of February 17, March 3, March 10 and March 17, 2017, we entered into Note Purchase Agreements (the “Note Agreements”) with a number of accredited investors in private transactions. Pursuant to these Note Agreements, we sold convertible promissory notes (the “2017 Notes”) raising gross proceeds of approximately $3.1 million. The 2017 Notes are scheduled to mature on December 1, 2018 and bear interest at a rate of 5.0% per year. Principal and interest on the 2017 Notes are payable at maturity. The Company may prepay the 2017 Notes in whole or in part at any time without penalty or premium. The 2017 Notes are convertible into shares of common stock or other securities of the Company upon the occurrence of a Qualified Financing, including the sale of equity securities or a strategic partnership, raising gross proceeds of at least $2.0 million on or before the maturity of the 2017 Notes or upon the request of a holder of any 2017 Note at a fixed conversion rate of $10.10 per share. Upon issuance, the 2017 Notes were convertible into our common stock at a conversion rate of $10.10 per share. The fair market value of our stock on the dates of issuance ranged from $15.00 to $39.00 per share. Therefore the 2017 Notes contained a beneficial conversion feature with an aggregate intrinsic value of approximately $3.0 million, which is recorded as a debt discount and is presented as a direct deduction from the carrying value of the 2017 Notes and will be amortized through interest expense over the life of the 2017 Notes. Upon the occurrence of certain events of default, the 2017 Notes require the Company to repay the unpaid principal amount of the Notes and any unpaid accrued interest. The Company expects to use the net proceeds from the sales of the Notes for working capital and general corporate purposes. One of our stockholders, who beneficially owns more than 10% of our common stock, purchased $200,000 of the 2017 Notes.

2013 Convertible notes payable

In 2013, we initiated an offering of convertible promissory notes (the “2013 Notes”). In total, gross proceeds raised were $3.1 million. The 2013 Notes accrue interest at 5% per year, payable quarterly, are convertible into shares of common stock at $11.25 per share at the option of the holder and mature in December 2018. The Company had not paid the required quarterly interest for the 2013 Notes since the quarter ended March 31, 2016. This constituted an event of default under which the note holders could have demanded immediate payment of the outstanding principal and accrued but unpaid interest.

In March 2017, we offered to all holders of outstanding 2013 Notes, who were accredited investors, an opportunity to convert all outstanding principal and accrued interest through March 31, 2017 into shares of our common stock at a rate of $7.50 per share. The offered conversion rate represented a $3.75, or 33.3%, discount from the rate stated in the terms of the 2013 Notes, which at the time was $11.25 per share. Holders of $2,750,000 aggregate principal amount of the 2013 Notes accepted the offer to convert and on March 31, 2017 we issued 385,000 shares of common stock in exchange for the surrender of the 2013 Notes which included $138,000 of accrued but unpaid interest. The fair market value of the shares issued was $11.5 million, compared to $8.5 million under the original conversion terms, resulting in a loss on the induced debt conversion of approximately $3.0 million. One of our stockholders, who beneficially owns more than 10% of our common stock, converted $700,000 aggregate principal amount of 2013 Notes, along with $35,000 of accrued but unpaid interest, into 98,000 shares of our common stock. The shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act as securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

Demand notes payable

In September 2015, we assumed $250,000 of unsecured demand notes in conjunction with our merger with Cimarron Medical, Inc. that were previously issued by Cimarron (the “Demand Notes”).

We included the holders of Demand Notes in our offer to convert all outstanding principal into shares of our common stock at a rate of $7.50 per share. The Demand Notes had no conversion feature. The holders of all $250,000 aggregate principal amount of the Demand Notes accepted the offer to convert and on March 31, 2017 we issued 33,332 shares of common stock in exchange for the surrender of all Demand Notes. The fair market value of the shares issued was $1.0 million resulting in a loss on induced debt conversion of $700,000. The shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act as securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

The following table sets forth the changes in convertible and demand notes payable during the nine months ended September 30 2017 (in thousands):

	Convertible Notes Payable
	Principal	Accrued Interest	Demand Notes
Principal value at December 31, 2016	$2,775	$105	$250
Accrued interest	—	120	—
Aggregate principal value of 2017 Notes sold	3,076	—	—
Aggregate principal value of 2013 Notes and accrued interest converted into common stock	(2,750)	(138)	—
Aggregate principal value of Demand Notes converted into common stock	—	—	(250)
Principal value at September 30, 2017	S 3,101	$87	$—

Term debt

On October 26, 2012, we entered into an unsecured loan agreement (the “Agreement”) with the Institute for Commercialization of Public Research, Inc. (the "Institute"). Under the terms of the agreement, we borrowed $300,000 at a fixed interest rate of 4.125%. No principal or interest payments were due until the maturity date, October 26, 2017, unless a mandatory repayment event occurred.

Effective October 26, 2017, we entered into an amendment to our unsecured loan agreement with the Institute for Commercialization of Public Research, Inc. Under the terms of the amendment the maturity date of the note was extended to May 1, 2019 with monthly payments of $10,000 to begin on May 1, 2018 with the remaining balance due in full on May 1, 2019. The monthly payments will apply first to accrued and unpaid interest. Accordingly, the outstanding principal is presented as a long term liability in the September 30, 2017 balance sheet.

Debt issuance costs and discount

The following table summarizes the deferred financing costs which are presented as a direct deduction from the carrying amount of their related debt liabilities (in thousands):

	September 30, 2017		December 31, 2016
	Convertible Notes Payable	Term Debt	Convertible Notes Payable	Long-Term Debt
Loan principal amount	$3,101	$300	$2,775	$300
Deferred financing costs	16	37	105	37
Accumulated amortization	(4)	(37)	(63)	(31)
Unamortized balance	12	—	42	6
Discount on debt	2,954
Accumulated amortization	(961)
Unamortized balance	1,993
Loan carrying amounts, net	$1,096	$300	$2,733	$294

8.	Stockholders’ Deficit

 Shares reserved

Shares of common stock reserved for future issuance are as follows:

September 30, 2017
Stock options outstanding	683,960
Shares available for grant under equity incentive plan	1,110,400
Estimated common shares issuable upon conversion of notes payable and accrued interest	315,356
Common shares issuable under common stock purchase warrants	351,500
Total	2,461,216

9.	Share-based Compensation

2016 Omnibus Incentive Plan

The Sun BioPharma, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders at our annual meeting of stockholders on May 17, 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 1,500,000 shares of common stock are reserved for issuance. As of September 30, 2017, options to purchase 389,600 shares of common stock were outstanding under the 2016 Plan.

2011 Stock Option Plan

The Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”) was terminated in conjunction with stockholder approval of the 2016 Plan, although awards outstanding under the 2011 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of September 30, 2017, options to purchase 294,360 shares of common stock remained outstanding under the 2011 Plan.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Nine months Ended
	September 30, 2017	September 30, 2016
Research and development	$229	$—
General and administrative	938	—
Total share-based compensation	$1,167	$—

A summary of option activity is as follows:

	Shares Available for Grant	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2016	1,114,400	701,960	$9.50	$3,896,235
Granted	(4,000)	4,000	10.10
Exercised	—	(22,000)	1.25
Cancelled	—	—	—
Balances at September 30, 2017	1,110,400	683,960	$9.77	$2,121,985

Information about stock options outstanding, vested and expected to vest as of September 30, 2017, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
				Weighted Average			Weighted Average
				Remaining	Weighted		Remaining
Per Share				Contractual	Average	Options	Contractual
Exercise Price			Shares	Life (Years)	Exercise Price	Exercisable	Life (Years)
$0.88	–	1.10	38,360	5.08	$1.00	38,360	5.08
2.28	–	2.50	42,000	6.37	2.47	42,000	6.37
	3.18		214,000	7.42	3.18	214,000	7.42
	10.10		4,000	4.28	10.10	—	—
	15.10		385,600	8.76	15.10	196,050	9.11
			683,960	7.96	$9.77	490,410	7.83

As of September 30, 2017 total compensation expense related to unvested employee stock options not yet recognized was $1.1 million, which is expected to be allocated to expenses over a weighted-average period of approximately 1.2 years.

Nonemployee share-based compensation

We account for stock options granted to nonemployees in accordance with FASB ASC 505. In connection with stock options granted to nonemployees, we recorded $397,000 and $0 for nonemployee share-based compensation during the nine months ended September 30, 2017 and 2016, respectively. These amounts were based upon the fair values of the vested portion of the grants. Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.

The estimated fair values of the stock options issued to employees and non-employees were calculated using the Black-Scholes valuation model, based on the following assumptions for the nine months ended September 30, 2017 and 2016:

	2017			2016
Common stock fair value	$10.00	–	$29.80	n/a
Risk-free interest rate	1.43%	–	1.93%	n/a
Expected dividend yield		0%		n/a
Expected option life (in years)	2.25	–	5.0	n/a
Expected stock price volatility	75.0	–	78.0%	n/a

10.	Subsequent Events

Reverse stock split

Effective November 7, 2017, we implemented a 1-for-10 reverse split of our common stock. No fractional shares were issued in connection with the reverse stock split. Stockholders received a proportionate cash payment for any fractional shares based upon the closing price of our common stock on the effective date of the reverse stock split. The reverse stock split was intended to increase the market price per share of our common stock to a level that qualifies for listing on the Nasdaq Capital Market. The Company is taking additional actions to meet the remaining listing requirements. Until the Company meets the criteria for listing and an application for listing is accepted by Nasdaq, which may not happen within a reasonable time frame, if at all, its common stock will continue to be eligible for quotation on the OTCQB Venture Marketplace tier of the over-the-counter markets administered by the OTC Markets Group, Inc. under the symbol ”SNBP“. The reverse stock split did not affect the par value of our common stock, however, concurrent with the reverse stock split, the number of shares of common and preferred stock authorized for issuance by the Company was reduced by 50% to 100,000,000 and 10,000,000, respectively. Proportional adjustments were also made to the Company’s 2016 Omnibus Incentive Plan, outstanding stock options, warrants and outstanding convertible notes payable. The new CUSIP number for our common stock following the reverse stock split is 8666M 206. All references to share and per share amounts included in these condensed consolidated financial statements have been retroactively restated to reflect the reverse split.

Amendment to employment agreements

Effective October 1, 2017, we entered into second amendments (collectively, the “Amendments”) to the previously disclosed employment agreements, as amended (the “Agreements”), with our Executive Chairman, Michael T. Cullen, M.D., M.B.A., our President and Chief Executive Officer, David B. Kaysen, our Chief Financial Officer, Scott Kellen and our Chief Medical Officer, Suzanne Gagnon, M.D. ( the “Employees”).

For Dr. Cullen, Mr. Kaysen and Dr. Gagnon, the Amendments established new annual base salaries representing a 25% reduction from prior levels. Mr. Kellen’s annual base salary remained unchanged. Each Amendment further discontinued the “accrued compensation” provision that was introduced with the prior amendments to the Agreements between the Company and each of the Employees dated September 12, 2016 (the “Prior Amendments”).

As a result of the Amendments, each of the Employees continues to be eligible to receive a cash payment in an amount equal to the amount that previously accumulated under the “accrued compensation” provision through September 30, 2017. The cash payment would become due upon a change of control (as defined in the Agreements) or the Company’s issuance of equity securities (including any securities that are convertible into or exercisable for equity securities) resulting in gross cash proceeds of $10,000,000 or more (a “Qualified Offering”). If neither a change of control nor a Qualified Offering occurs on or before June 30, 2018, then the right to cash payment will be forfeited. The potential cash payments as of September 30, 2017 for Dr. Cullen, Mr. Kaysen, Mr. Kellen, and Dr. Gagnon are $410,136; $201,599; $97,208; and $385,036, respectively.

If, on or before June 30, 2018, the Company closes an underwritten public offering of its securities that include shares of common stock (whether or not such offering is a Qualified Offering), then each of the Employees will, in lieu of cash payment, instead receive one or more equity awards under the Company’s 2016 Omnibus Equity Incentive plan (the “Plan”). The equity awards would be in the form of an option to purchase shares of common stock and a potential additional award of shares of common stock. Pursuant to the Amendments, each Employee has agreed to automatically waive their rights to the cash payment discussed above in exchange for the equity awards. The number of shares underlying the potential stock option will be determined at the time the Company closes an underwritten public offering and is to be based on the amount of each Employee’s potential cash payment amount (identified above) divided by the value of an option to purchase a single share of common stock determined using a Black-Scholes option valuation model. The exercise price for each option award will equal “fair market value” as of the grant date determined in accordance with the Plan. If the number of shares underlying the option award is limited by the Plan, then the remainder will be issued in the form of a stock award.

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

Overview

Sun BioPharma, Inc., and its wholly-owned subsidiary, Sun BioPharma Australia Pty Ltd. (collectively “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for the treatment of patients with pancreatic cancer and for a second indication in chronic pancreatitis. We have exclusively licensed worldwide rights to this compound, which has been designated as SBP-101, from University of Florida Research Foundation, Inc. (“UFRF”).

In August 2015, the U.S. FDA granted an Investigational New Drug (“IND”) approval for our SBP-101 product candidate. We are currently concluding a clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This is a Phase 1, first-in-human, dose-escalation, safety study. We began enrolling patients on January 4, 2016 and completed treatment of five patient cohorts totaling 25 patients. After review of the data from the fifth cohort patients by the independent Data Safety Monitoring Board (“DSMB”), dose limiting toxicities (“DLTs”) were deemed to have occurred in two patients enrolled in the fifth cohort. As a result, and consistent with the study protocol, the DSMB recommended that the Company de-escalate the dose level in the next cohort of patients. Accordingly, four additional patients were enrolled in a sixth patient cohort at a reduced dose level recommended by the DSMB. On October 9, 2017, we announced that patient enrollment has been completed for this study and the DSMB has recommended a safe and well-tolerated dose level for use in further clinical development. In addition, we have begun the development of a protocol for a new study to evaluate the use of SBP-101 in combination with gemcitabine and nab-paclitaxel in previously untreated patients with metastatic pancreatic cancer.

This study has been conducted at clinical sites in both Australia and the United States including The Mayo Clinic Scottsdale and HonorHealth in Scottsdale, AZ, the Austin Health Olivia Newton-John Cancer Wellness & Research Centre in Melbourne, Australia and the Ashford Cancer Centre in Adelaide, Australia.

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

Financial Overview

We have incurred losses of $27.0 million since our inception in 2011. For the nine months ended September 30, 2017, we incurred a net loss of $8.2 million, which includes a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest, originally issued in 2013 and 2014, and $250,000 aggregate principal amount of demand notes originally issued in September 2015. We also incurred negative cash flows from operating activities of $2.6 million for this period. We expect to incur substantial losses, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

During February and March 2017, we issued convertible promissory notes raising gross proceeds of approximately $3.1 million which are convertible into our common stock or other securities upon the completion of a qualified financing of at least $2.0 million on or before the maturity of the notes. In addition, we negotiated the conversion of approximately $3.1 million of previously outstanding debt and accrued interest into 418,332 shares of our common stock. See Note 7 titled “Indebtedness” in the Condensed Consolidated Financial Statements elsewhere in this report.

On July 3, 2017, we received a research and development tax incentive payment from the government of Australia related to the research activities of our Australian subsidiary during 2016. The incentive payment received was approximately $460,000.

Our cash and cash equivalents were $943,000 as of September 30, 2017, compared to $438,000 as of December 31, 2016.

On March 1, 2016 we instituted substantial salary deferrals for all senior employees in order to conserve cash. Effective October 1, 2017, we entered into second amendments to the previously disclosed employment agreements, as amended, with our Executive Chairman, Michael T. Cullen, M.D., M.B.A., our President and Chief Executive Officer, David B. Kaysen, our Chief Financial Officer, Scott Kellen and our Chief Medical Officer, Suzanne Gagnon, M.D. ( the “Employees”). For Dr. Cullen, Mr. Kaysen and Dr. Gagnon, the Amendments established new annual base salaries representing a 25% reduction from prior levels. Mr. Kellen’s annual base salary remained unchanged. Each amendment further discontinued the salary deferrals. See Note 10 titled “Subsequent Events” in the Condensed Consolidated Financial Statements elsewhere in this report.

We will need to obtain additional funds to continue our operations and execute our current business plans, including completing our current Phase 1 clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
Operating expenses:
General and administrative	$515	$499	3.2%	$2,252	$1,399	61.0%
Research and development	530	636	(16.7)	1,955	1,657	18.0
Total operating expenses	1,045	1,135	(7.9)	4,207	3,056	37.7

Other income (expense), net	(371)	11	nm	(4,466)	(70)	nm
Income tax benefit	197	45	337.8	460	252	82.5

Net loss	$(1,219)	$(1,079)	13.0%	$(8,213)	$(2,874)	185.8%

“nm” = not meaningful.

Research and development and general and administrative expenses include non-cash share-based compensation expense as a result of our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 30, 2017 vest upon performance and time-based conditions. We expect to record additional noncash share-based compensation expense in the future, which may be significant.

The following table summarizes the share-based compensation expense in our statements of operations and comprehensive loss for the nine months ended September 30, 2017. No share-based compensation was recorded during the comparable period in 2016. (in thousands):

Nine months ended September 30, 2017
Research and development	$229
General and administrative	938
Total share-based compensation	$1,167

General and administrative expense

Our general and administrative (“G&A”) expenses increased 3.2% to $515,000 in the third quarter of 2017 up from $499,000 in the third quarter of 2016. G&A expenses increased 61.0% to $2.3 million in the nine months ended September 30, 2017 up from $1.4 million in the comparable period of 2016. These increases resulted primarily from increases in non-cash, share-based compensation expense during the current year partially offset current year reductions in legal and accounting costs.

Research and development expense

Our research and development (“R&D”) expenses decreased 16.7% to $530,000 in the third quarter of 2017, down from $636,000 in the third quarter of 2016. R&D expenses increased 18.0% to $2.0 million for the nine months ended September 30, 2017, up from $1.7 million in the nine months ended September 30, 2016. The current quarter decrease in R&D expense was due primarily to reduced costs of manufacturing and manufacturing process development, which was materially completed in 2016, and fewer study patient enrollments in the third quarter of 2017, partially offset by contract research costs incurred in conjunction with our NIH sponsored pancreatitis study. The increased costs for the nine months ended September 30, 2017 resulted primarily from the costs of our Phase 1 clinical trial and non-cash share-based compensation expense recorded during the current year. There was no share-based compensation expense recorded during the first nine months of 2016.

Other income (expense), net

Other expense, net, was $371,000 in the current quarter compared to other income, net, of $11,000 in the third quarter of 2017. Other expense, net, increased to $4.5 million for the nine months ended September 30, 2017, up from $70,000 in the same period of the prior year. The increase in the current quarter was primarily due to increased interest expense resulting from the amortization of the discount on the 2017 convertible notes payable, partially offset by grant income earned during the current year received under a research grant awarded to the Company in 2016. On a year-to-date basis, the increase was due primarily to charges recorded related to the induced conversion of debt and increased interest expense resulting from the amortization of the discount on the 2017 convertible notes payable. These expenses were partially offset by a foreign currency transaction gains recognized by our Australian subsidiary and grant income earned during the current year period.

Income tax benefit

Income tax benefit increased 337.8% to $197,000 and 82.5% to $460,000 for the three and nine months ended September 30, 2017, respectively. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2017 and December 31, 2016 and our cash flow data for the nine months ended September 30, 2017 and 2016 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	September 30, 2017	December 31, 2016
Cash	$943	$438
Working capital deficit	$616	$4,642

	Nine months Ended September 30,
Cash Flow Data	2017	2016
Cash provided by (used in):
Operating activities	$(2,619)	$(1,570)
Financing activities	3,106	1,873
Effect of exchange rate changes on cash and cash equivalents	18	1
Net increase in cash and cash equivalents	$505	$304

Working Capital

Our total cash was $943,000 as of September 30, 2017, compared to $438,000 as of December 31, 2016. We had $2.1 million in current liabilities, and negative working capital of $616,000 as of September 30, 2017, compared to $5.5 million in current liabilities and a working capital deficit of $4.6 million as of December 31, 2016.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.6 million in the nine months ended September 30, 2017 compared to $1.6 million in the nine months ended September 30, 2016. The net cash used in each of these periods primarily reflects the net loss for these periods, and is partially offset by the effects of changes in operating assets and liabilities. In the nine months ended September 30, 2017, the net loss is also offset by a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest, and $250,000 aggregate principal amount of demand notes and a non-cash charge of $961,000 related to the amortization of the discount on the 2017 convertible notes payable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.1 million for the nine months ended September 30, 2017, which was comprised primarily of net proceeds from the sale of convertible promissory notes. During the nine months ended September 30, 2016, net cash provided by financing activities was $1.9 million which resulted from net proceeds received in the sale of common stock and warrants.

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

We will need to obtain additional funds to continue our operations and execute our business plans, including completing our current Phase 1 clinical, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

As of September 30, 2017, we did not have any existing credit facilities under which we could borrow funds.

During February and March 2017, we sold convertible promissory notes raising gross proceeds of approximately $3.1 million which are mandatorily convertible into our common stock upon a completion of a qualified financing of at least $2.0 million. In March 2017, we converted approximately $3.1 million of outstanding debt and accrued interest into our common stock. See note 7 titled “Indebtedness” in the Condensed Consolidated Financial Statements elsewhere in this report.

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

Indebtedness

As of September 30, 2017 we had $3.1 million aggregate principal amount of convertible promissory notes outstanding. Of this amount, $3,076,000 aggregate principal amount was outstanding under the 2017 Notes, which accrue interest at 5.0% per year and are convertible into common stock or other securities upon the completion of a qualified financing of at least $2.0 million on or before the maturity of the 2017 Notes, or upon the request of a holder at a fixed conversion rate of $10.10 per share. The 2017 Notes mature in December 2018 at which time all principal and interest are payable. One 2013 Note remains outstanding in a principal amount of $25,000, which accrues interest of 5% per year, payable quarterly, and is convertible into common stock at $11.25 per share. The 2013 Note matures in December 2018. We also had $300,000 outstanding in an unsecured loan that accrues annual interest of 4.125%. The terms of this loan were amended in October 2017 to extend the maturity date to May 1, 2019 with monthly payments of $10,000 commencing on May 1, 2108.

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

As of the end of the period covered by this quarterly report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Other than as set forth below, there have been no other material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 30, 2017.

We face significant risks in our product candidate development efforts.

Our business depends on the successful development and commercialization of our product candidates. We are currently focused on developing our initial product candidate, SBP-101, for the treatment of Pancreatic ductal adenocarcinoma (“PDA”) and are not permitted to market it in the United States until we receive approval of a new drug application (“NDA”) from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. The process of developing new drugs and/or therapeutic products is inherently complex, unpredictable, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in drugs that will receive regulatory approval and achieve market acceptance. A product candidate that appears to be promising at all stages of development may not reach the market for a number of reasons that may not be predictable based on results and data from the clinical program. A product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoints even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance.

We cannot predict whether or when we will obtain regulatory approval to commercialize our initial product candidate and we cannot, therefore, predict the timing of any future revenues from this or other product candidates, if any. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

●

could determine that the information provided by us was inadequate, contained clinical deficiencies or otherwise failed to demonstrate the safety and effectiveness of any of our product candidates for any indication;

●

may not find the data from clinical trials sufficient to support the submission of an NDA or to obtain marketing approval in the United States, including any findings that the clinical and other benefits of our product candidates outweigh their safety risks;

●

may disagree with our trial design or our interpretation of data from preclinical studies or clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our trials;

●	may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the manufacturing of our product candidates;

●	may approve our product candidates for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;

●	may change its approval policies or adopt new regulations; or

●	may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates.

Any failure to obtain regulatory approval of our initial product candidate or future product candidates we develop, if any, would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenues.

The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current product candidates may not have favorable results in later studies or trials.

Pre-clinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a product candidate in the general population, but rather to test initial safety, to study pharmacokinetics and pharmacodynamics, to study limited efficacy in a small number of study patients in a selected disease population, and to identify and attempt to understand the product candidate’s side effects at various doses and dosing schedules. Success in pre-clinical studies or completed clinical trials does not ensure that later studies or trials, including continuing pre-clinical studies and large-scale clinical trials, will be successful nor does it necessarily predict future results. Favorable results in early studies or trials may not be repeated in later studies or trials, and product candidates in later stage trials may fail to show acceptable safety and efficacy despite having progressed through earlier trials.

We lack sales, marketing and distribution capabilities and currently expect to rely on third parties to market and distribute our product candidate, which may harm or delay our commercialization efforts.

We currently have no sales, marketing, or distribution capabilities and do not currently intend to develop such capabilities in the foreseeable future. If we are unable to partner with a larger pharmaceutical organization having the expertise and capacity to perform these functions, then we may be unable to sell any product that we develop. We may not be able to enter into any necessary arrangements, including marketing or distribution agreements, on acceptable terms, if at all. Should our strategic partners, if any, be unable to effectively sell our products, then our ability to generate revenues will be significantly harmed.

We may not be able to list our common stock on a national securities exchange.

As of November 6, 2017, the closing price for our common stock as reported on the OTCQB Marketplace was $1.39 per share. We cannot assure you that the reverse stock split, by itself, will be sufficient to allow us to accomplish our objective to obtain a listing on a national securities exchange. We cannot assure you that the market price of our common stock will not decrease to its pre-split level or that we will satisfy the other listing criteria or will be able to obtain a listing on any national securities exchange, or to maintain such listing for any meaningful period of time. In addition to specific listing and maintenance standards, the Nasdaq Capital Market has broad discretionary authority over the initial and continued listing of securities, which it could exercise with respect to the listing of our common stock. If we are unable to meet the minimum bid price requirement of The Nasdaq Capital Market or are otherwise unable to obtain a listing on a national securities exchange, then our common will continue to be quoted on the over-the-counter markets indefinitely. Unless our common stock becomes listed on a national securities exchange or it qualifies for another exception, our common stock will generally remain a “penny stock.”

The reverse stock split could decrease the liquidity of our stock.

The number of shares held by each individual stockholder was be reduced as a result of the reverse stock split. This may have also reduced the number of stockholders who hold more than a “round lot,” or 100 shares. This has two disadvantages. For example, decreasing our number of round lot stockholders may impair our ability to comply with the rules of a national securities exchange like the Nasdaq Capital Market, which requires companies applying for listing to have at least 300 round lot stockholders. Additionally, the transaction costs to stockholders selling “odd lots” are typically higher on a per share basis. Although our Board believes that the decrease in the number of shares of our common stock outstanding as a consequence of the reverse stock split and the resulting increase in the market price of our common stock has likely encouraged interest in our common stock and promoted greater liquidity for our stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the reverse stock split. As a result, there can be no assurance that the reverse stock split will result in the intended benefits described above or that the market price of our common stock will not decrease in the future.

The trading price of our common stock may not be high enough to attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve as a result of the reverse stock split.

There can be no assurance that the reverse stock split has resulted in a share price that will attract new investors, including institutional investors, or that the share price will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve, our share price may decline and you may lose all or part of your investment.

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

Exhibit No.	Description	Manner of Filing
3.1	Certificate of Incorporation of Sun BioPharma, Inc., as amended through May 12, 2016 (incorporated by reference to Exhibit 3.1 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

3.2	Bylaws of Sun BioPharma, Inc., as amended through May 12, 2016 (incorporated by reference to Exhibit 3.2 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

10.1*	Second Amendment to Employment Agreement with Michael T. Cullen, effective as of October 1, 2017 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 13, 2017)	Incorporated by Reference

10.2*	Second Amendment to Employment Agreement with David B. Kaysen, effective as of October 1, 2017 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed October 13, 2017)	Incorporated by Reference

10.3*	Second Amendment to Employment Agreement with Scott Kellen, effective as of October 1, 2017 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed October 13, 2017)	Incorporated by Reference

10.4*	Second Amendment to Employment Agreement with Suzanne Gagnon, effective as of October 1, 2017 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed October 13, 2017)	Incorporated by Reference

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

101

Financial statements from the quarterly report on Form 10-Q of Sun BioPharma, Inc. for the quarter ended September 30, 2017, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Filed Electronically

*	Management compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN BIOPHARMA, INC.

Date: November 14, 2017	/s/ David B. Kaysen
David B. Kaysen Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)