Form 10-K
period 2017-12-31
Sun BioPharma, Inc.
filed 2018-03-21
CIK 1029125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

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

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to price at which the registrant’s common stock was last sold as of June 30, 2017 (the last trading day of the registrant’s second fiscal quarter) was $27,415,181.

As of March 19, 2018, there were 4,093,852 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the annual meeting of stockholders to be held in 2018 are incorporated by reference into Part III of this report.

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

Overview

We are a clinical stage drug development company founded with technology licensed from The University of Florida Research Foundation (“UFRF”). The polyamine analogue compound we have licensed from UFRF, which we refer to as “SBP-101,” exhibits extraordinary specificity for the exocrine pancreas, with therapeutic potential for both pancreatic cancer and pancreatitis indications. Xenograft studies of human pancreatic cancer cells transplanted into mice indicate that the unique specificity of SBP-101 for the exocrine pancreas facilitates suppression of both primary and metastatic pancreatic cancer which is known to originate in the exocrine pancreas. To facilitate and accelerate the development of this compound in the pancreatic cancer indication, we have also acquired data and materials related to this technology from other researchers. Studies in dogs revealed ablation, or “chemical resection,” of the exocrine pancreatic architecture, while leaving the islet cells functionally unchanged. We may refer to this effect as: “pharmaceutical pancreatectomy with islet auto-transplant” (“PP-IAT”). We believe that SBP-101, if successfully developed, may represent a novel approach that effectively treats pancreatic cancer and pancreatitis, and could become a dominant product in these markets. Only three first-line treatment and one second-line drug have been approved by the U.S. Food and Drug Administration (“FDA”) for pancreatic cancer in the last 20 years, and no drugs have been approved for the specific treatment of patients with pancreatitis, other than supportive care.

On August 22, 2017, we filed with the U.S. Securities and Exchange Commission (“SEC”) a definitive consent solicitation statement on Schedule 14A seeking stockholder approval of a proposal to amend our Certificate of Incorporation of the Company to effect a reverse stock split of the Company’s common stock at a ratio of one-for-ten (1:10) and reduce the shares authorized for issuance by 50%, with such reverse stock split and reduction in authorized shares to be effective at such date and time, if at all, as determined by our Board of Directors in its sole discretion. As of September 11, 2017, we received sufficient written consents to approve the proposal and on November 7, 2017, we implemented the 1-for-10 reverse split of our common stock. No fractional shares were issued in connection with the reverse stock split. Stockholders received a proportionate cash payment for any fractional shares based upon the closing price of our common stock on this date. The reverse stock split did not affect the par value of our common stock, however, concurrent with the reverse stock split, the number of shares of common and preferred stock authorized for issuance by the Company was reduced by 50% to 100,000,000 and 10,000,000, respectively. Proportional adjustments were also made to the Company’s 2016 Omnibus Incentive Plan, outstanding stock options, warrants and outstanding convertible notes payable. All references to share and per share amounts included in annual report have been retroactively restated to reflect the reverse split. The primary purpose of the reverse stock split was to enable us to meet the minimum bid price standard required to list our common stock on a national securities exchange. Our common stock is currently traded on the over-the-counter markets through the OTCQB marketplace.

In August 2015, the FDA accepted our Investigational New Drug (“IND”) application for our SBP-101 product candidate. We have completed an initial clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase 1, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of our current Phase 1 trial. Twenty-four of the patients received at least two prior chemotherapy regimens. No drug-related serious adverse events occurred during the first four cohorts. In cohort five, serious adverse events (klebsiella sepsis with metabolic acidosis in one patient, and renal and hepatic toxicity in one patient) were observed in two of the ten patients, both of whom exhibited progressive disease at the end of their first cycle of treatment, and were determined by the Data Safety Monitoring Board (“DSMB”) to be dose-limiting toxicities (“DLTs”). Consistent with the study protocol, the DSMB recommended continuation of the study by expansion of cohort 4. Four patients were enrolled in this expansion cohort.

In addition to being evaluated for safety, twenty-four of the twenty-nine patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the Response Evaluation Criteria in Solid Tumors (“RECIST”), the current standard for evaluating changes in the size of tumors. Eight of the twenty-four patients (33%) had Stable Disease (“SD”) and sixteen of twenty-four (67%) had Progressive Disease (“PD”). It should be noted that of the sixteen patients with PD, six came from cohorts one and two and are considered to have received less than potentially therapeutic doses of SBP-101. We also noted that twenty-eight of the twenty-nine patients had follow-up blood tests measuring the Tumor Marker CA 19-9 associated with pancreatic ductal adenocarcinoma. Eleven of these patients (39%) had reductions in the CA 19-9 levels, as measured at least once after the baseline assessment. Seven of the remaining seventeen patients showed no reduction in CA 19-9 came from cohorts one and two.

The best response outcomes and survival were observed in the group of thirteen patients who received total cumulative doses between 2.5 mg/kg and 8.0 mg/kg. Twelve of the thirteen patients in this group were evaluable for preliminary signs of efficacy at eight weeks by RECIST. Five patients (42%) showed SD at week eight. Five of the thirteen patients (38%) had reductions in the CA19-9 levels, as measured at least once after the baseline assessment. Median survival in this group was 3.8 months as of October 2017. To date, nine patients (69%) have exceeded 3 months of overall survival (“OS”), four have exceeded four months of OS and two patients have exceeded 10 months of OS, with some patients continuing to be followed for survival.

In January 2018, we announced the initiation of a first-line dose-escalation study of SBP-101 in combination with gemcitabine and nab-paclitaxel in previously untreated patients with metastatic pancreatic cancer. We anticipate that the first patient will be enrolled in early Q2 2018. Clinical sites participating in the study are expected to include the University of Florida, Gainesville, Florida, the Ashford Cancer Centre in Adelaide, the Olivia Newton-John Cancer and Wellness Centre in Melbourne and the Blacktown Cancer and Haematology Centre in Sydney, Australia. The Company further notes that it will require additional capital to complete this study.

Additional clinical trials will be required for FDA approval of SBP-101 in pancreatic cancer and pancreatitis. We estimate that the additional time and cost to obtain FDA and European Medicines Agency (“EMA”) approval and to bring SBP-101 to market in these two indications will be six to seven years and cost at least $200 million, however, such time and cost estimates are subject to significant variability and subject to change depending on the results of current and future clinical trials.

With the approximately $17.0 million raised through December 31, 2017, we have:

●	organized the Company;

●	evaluated and secured the intellectual property for our core technology;

●	completed required pre-clinical steps in the development plan for SBP-101 for pancreatic cancer;

●	secured an orphan drug designation from the FDA;

●	submitted an IND application to the FDA (May 18, 2015);

●	received an acceptance of an IND application from the FDA (August 21, 2015);

●	received acceptance of a Clinical Trial Notification by the Australian Therapeutic Goods Administration (September 23, 2015);

●	substantially completed a phase 1a safety study of SBP-101in the treatment of pancreatic ductal adenocarcinoma; and

●	commenced further pre-clinical studies for the use of SBP-101 to treat pancreatitis.

Introduction

An effective treatment for pancreatic cancer remains a major unmet medical need. Adenocarcinoma of the pancreas, which accounts for approximately 95% of all cases of pancreatic cancer, has a median overall survival of 8 to 11 months in clinical studies of patients with favorable prognostic signs and optimal chemotherapy. Adenocarcinoma of the pancreas afflicts approximately 83,000 people in the European Union (Eurostat 2014), over 53,000 people in the United States annually (https://seer.cancer.gov/statfacts/html/pancreas.html), and 337,000 people worldwide (World Health Organization 2014, NIH/NCI). Pancreatic cancer is now the third most common cause of cancer death in the United States (SEER Cancer Statistics Factsheets 2016). A recent report from the Pancreatic Cancer Action Network states that pancreatic cancer deaths in the United States have surpassed those from breast cancer and will soon surpass deaths from colorectal cancer to rank number two in deaths, behind only lung cancer in 2020. The five-year survival rate remains less than 3% for patients diagnosed with metastatic pancreatic cancer and approximately 7.7% across all pancreatic stages, and there has been little significant improvement in survival since gemcitabine was approved in the United States in 1996.

Pancreatic cancer is generally not diagnosed early because the initial clinical signs and symptoms are vague and non-specific. By the time of diagnosis, the cancer is most often locally advanced or metastatic, having spread to regional lymph nodes, liver, lung and/or peritoneum, and is seldom amenable to surgical resection, or removal, with curative intent. Currently, surgical resection offers the only potentially curative therapy, although only 15-20% of patients are candidates for surgical resection at the time of the diagnosis. Patients who undergo radical surgery still have a limited survival rate, averaging 23 months (Macarulla T, et al Clin Transl Oncol 2017).

The prognosis for patients diagnosed with pancreatic cancer is poor and most die from complications related to progression of the disease. The primary treatment for metastatic disease is chemotherapy. Current first-line chemotherapy treatment regimens vary from single agent gemcitabine and various gemcitabine combinations to the multi-chemotherapy drug combination, FOLFIRINOX, comprised of leucovorin, fluorouracil, irinotecan, and oxaliplatin (Conroy NEJM 2011), frequently supplemented with white blood cell (“WBC”) growth factors. These combination therapies deliver median survival benefits ranging from 7 weeks (Von Hoff NEJM 2013) to 4 months (Conroy NEJM 2011) for selected patients with good performance status, meaning that they are in relatively good physical condition at the time of diagnosis, when compared with gemcitabine alone. In 2015, the FDA approved Onivyde® (irinotecan liposome injection), in combination with fluorouracil and leucovorin, to treat patients with metastatic pancreatic cancer who have been previously treated with a gemcitabine-based chemotherapy. Because most patients with good performance status receive variations of the FOLFIRINOX (generic), regimen second-line, Onivyde is not widely prescribed as indicated.

University laboratory studies have demonstrated that SBP-101 induces programmed cell death, or “apoptosis,” in the acinar and ductal cells of the pancreas by activation of caspase 3 and poly(adenosine diphosphate-ribose) polymerase (“PARP”) cleavage. In animal models at two independent laboratories, SBP-101, alone or in combination, has demonstrated nearly complete suppression of transplanted human pancreatic cancer, including metastases. SBP-101 has demonstrated both superior and additive efficacy to gemcitabine and nab-paclitaxel in laboratory models of pancreatic cancer. We intend to develop SBP-101 as a unique and novel targeted approach to treating patients with pancreatic cancer. We intend to develop SBP-101 in combination with existing standard chemotherapy agents. With adequate funding, we also expect to continue evaluation of the potential value of SBP-101 in the treatment of patients with recurrent acute or chronic pancreatitis.

Pancreatic Cancer

Adenocarcinoma of the pancreas afflicts approximately 83,000 people in the European Union (Eurostat 2014), over 53,000 people in the United States annually (https://seer.cancer.gov/statfacts/html/pancreas.html), and 337,000 people worldwide (World Health Organization 2014, NIH/NCI). It is the seventh leading cause of death from cancer in Europe (GLOBOCAN 2012) and the third leading cause of death from cancer in the United States (SEER Cancer Statistics Factsheets 2016). PDA represents approximately 95% of all pancreatic cancers. Considering that the median overall survival for previously untreated patients with good performance status is between 8.5 months (Von Hoff 2013) and 11.1 months (Conroy 2011) with the best available treatment regimens, effective treatment for PDA remains a major unmet medical need.

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

Surgery remains the only treatment option with curative intent, although only 15-20% of patients are candidates for surgical resection at the time of the diagnosis. Patients who undergo radical surgery still have a limited survival rate, averaging 23 months (Macarulla T, et al Clin Transl Oncol 2017).

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

For the majority of patients who present with unresectable locally advanced or metastatic disease, management options range from chemotherapy alone to combined forms of treatment with radiation therapy and chemotherapy. However, due to the increased toxicity of combined treatment, randomized trials of such combined regimens have had low enrollment, precluding a firm conclusion as to any advantage of adding radiation to chemotherapy (Hidalgo 2010).

Gemcitabine was the first chemotherapeutic agent approved for the treatment of patients with PDA, providing a median survival duration of 5.65 months (Burris 1997). Gemcitabine monotherapy was the standard of care for patients with metastatic pancreatic cancer until combination therapy with gemcitabine plus erlotinib (Tarceva®) was shown to increase median survival by 2 weeks. This modest benefit was tempered by a significant side effect profile and high cost, limiting its adoption as a standard treatment regimen. More recently, the multidrug chemotherapy combination FOLFIRINOX, was shown to provide a median survival benefit of 4.3 months (OS = 11.1 months) over gemcitabine alone (6.8 months), but its significant side effect profile limits the regimen to select patients with a good performance status and often requires supplementation with WBC growth factor therapy. Nab-paclitaxel (Abraxane®) received marketing authorization for use in combination with gemcitabine after showing an increase in overall survival of 7 weeks compared to gemcitabine alone (Von Hoff 2013). Thus, combination therapies have demonstrated a modest survival benefit compared to gemcitabine alone as summarized in the table below (Thota 2014).

Current First-Line Treatment Approaches: Survival & Toxicity Profiles Across Three Major Positive Clinical Trials

	Gemcitabine vs. Gemcitabine/Erlotinib Phase 3 trial		ACCORD 11 Trial		Metastatic Pancreatic Adenocarcinoma Clinical Trial (MPACT)
	Gemcitabine	Gemcitabine/ Erlotinib	Gemcitabine	FOLFIRINOX(1)	Gemcitabine	Gemcitabine/ Nab-Paclitaxel
One-Year Survival	17%	23%	20.6%	48.4%	22%	35%
Median Overall Survival (months)	5.91	6.24	6.8	11.1	6.7	8.5
Median Progression-Free Survival (months)	3.55	3.75	3.3	6.4	3.7	5.5
Overall Response Rate	8%	8.6%	9.4%	31.6%	7%	23%
Toxicity
Neutropenia	–	–	21%	45.7%	27%	38%
Febrile neutropenia	–	–	1.2%	5.4%	1%	3%
Thrombocytopenia	–	–	3.6%	9.1%	9%	13%
Diarrhea	2%	6%	1.8%	12.7%	1%	6%
Sensory neuropathy	–	–	0%	9%	1%	17%
Fatigue	15%	15%	17.8%	23.6%	7%	17%
Rash	6%	1%	–	–	–	–
Stomatitis	<1%	0%	–	–	–	–
Infection	17%	16%	–	–	–	–

Source: Thota R et al., Oncology 2014; Jan 28(1):70–74

1 FOLFIRINOX represents leucovorin (folic acid), fluorouracil, irinotecan, and oxaliplatin.

Other drugs are currently under investigation, but none have received marketing authorization as a first-line treatment of PDA since the approval of Abraxane. Most notably, Jameson et al presented preliminary results of a Phase 1b/2 pilot study of a combination of gemcitabine, nab-paclitaxel and cisplatin in patients with stage 4 pancreatic cancer. Although adverse events were frequent and severe, the response rate was encouraging (Jameson ASCO GI 2017).

Pancreatitis

Additional potential indications for SBP-101 are the treatment of patients with the serious and potentially life-threatening conditions of acute/recurrent acute and chronic pancreatitis, which has a mortality rate of between two and five percent. In the United States, acute pancreatitis occurs in approximately 300,000 patients per year, with approximately 50% of those cases considered to be recurrent acute pancreatitis. Approximately 30,000 patients progress to chronic pancreatitis each year.

Patients with chronic pancreatitis endure repeated episodes of abdominal pain, often with progression to narcotic dependency and to pancreatic enzyme deficiency, as well as insulin dependent diabetes mellitus as a consequence of the ultimate destruction of pancreatic function. Once a patient has suffered from repeated painful bouts of chronic pancreatitis they may be offered a total pancreatectomy. A total pancreatectomy is a surgical procedure resulting in the resection, or removal, of the pancreas (guaranteeing both pancreatic enzyme deficiency as well as insulin-dependent diabetes mellitus), and often includes the spleen, gall bladder and appendix. The operation is both extensive, requiring 8+ hours in the operating room, and expensive. While the goal of a total pancreatectomy in patients with chronic pancreatitis is pain relief, as many as 60% remain narcotic dependent, and even with the isolation and reintroduction of any of the patient’s remaining functional insulin producing islet cells, or islet auto-transplant, over 70% of patients remain insulin dependent. The combination of a total pancreatectomy and islet auto transplant (“TP & IAT”) represents a small subset of the current surgical approaches to patients with chronic pancreatitis. Thus, a patient with chronic pancreatitis may face months of abdominal pain, narcotic dependence, the onset of diabetes mellitus, the requirement for both insulin and pancreatic enzyme replacement, and finally, an extensive and expensive surgical procedure which may not materially improve any of their symptoms.

Patients with acute pancreatitis experience abdominal pain, which can be severe and even life threatening. Acute pancreatitis occurs most often in adults aged 30-40 years, and is associated in some cases with increased consumption of alcohol and tobacco, and in other cases, with the presence of stones in the bile or pancreatic duct system. In a small minority of cases the disease may be hereditary, but many affected patients have no clear precipitating cause. There are no specific agents approved for treatment of acute or chronic pancreatitis, as such, current treatment is limited to supportive care with intravenous fluids, narcotics and the avoidance of oral intake.

SBP-101, which has demonstrated the specificity to target the acinar and ductal cells of the pancreas, and if successfully developed, may represent an opportunity for up to 30,000 US patients presenting annually with chronic pancreatitis to receive an early, non-surgical intervention into the natural history of their disease, with the potential to avoid narcotic dependency, insulin dependency, surgery and months or years of chronic pain. Patients would still require pancreatic enzyme replacement. We believe that our consultations with pancreatitis experts at Harvard University, the Ohio State University, the University of Minnesota, Cedars Sinai Medical Center, the University of Miami, the University of Florida and the National Institute of Health (“NIH”) have resulted in enthusiastic endorsement of the study of SBP-101 in the treatment of patients with pancreatitis.

Clinical development of SBP-101 for the treatment of patients with pancreatitis is expected to proceed following the pancreatic cancer indication, with FDA consultation in a pre-IND meeting, completion of a series of IND-enabling nonclinical toxicology and pharmacology studies, and submission of an IND package to the FDA. Clinical development of SBP-101 for pancreatitis is also contingent upon raising additional funds.

Proprietary Technology

Function and Characteristics of Polyamines

Polyamines are metabolically distinct entities within human cells that bind to and facilitate DNA replication, RNA transcription and processing, and protein (such as pancreatic enzymes) synthesis. Human cells contain three essential and naturally occurring polyamines - putrescine, spermidine, and spermine - that, in contrast to cell building blocks such as amino acids and sugars, remain as metabolically distinct entities inside the cell. Polyamines perform many functions necessary for cellular proliferation and protein synthesis. The critical balance of polyamines within cells is maintained by several enzymes such as ornithine decarboxylase (“ODC”) and spermidine/spermine N1 acetyl transferase (“SSAT”). All of these homeostatic enzymes are short-lived, rapidly inducible intracellular proteins that serve to tightly and continuously regulate native polyamine pools. These enzymes constantly maintain polyamines within a very narrow range of concentration inside the cell.

Polyamine Analogue

Polyamine analogues such as SBP-101 are structurally similar to naturally occurring polyamines and are recognized by the cell’s polyamine uptake system, allowing these compounds to gain rapid entrance to the cell. We believe that pancreatic acinar cells, because of their extraordinary protein synthesis capacity, exhibit enhanced uptake of polyamines and polyamine analogues such as SBP-101. Because of preferential uptake by pancreatic acinar cells, polyamine analogies such as SBP-101 disrupt the cell’s polyamine balance and biosynthetic network, and induce programmed cell death, or apoptosis, via caspase 3 activation and PARP cleavage. Proof of concept has been demonstrated in multiple human pancreatic cancer models, both in vivo and in vitro, that pancreatic ductal adenocarcinoma exhibits sensitivity to SBP-101. Many tumors, including pancreatic cancer, display an increased uptake rate of polyamines and polyamine analogues.

SBP-101

SBP-101 is a proprietary polyamine analogue, which we believe accumulates in the acinar cells due to unique chemical structure alterations. SBP-101 was discovered and extensively studied by Professor Raymond J. Bergeron at the University of Florida College of Pharmacy. In a key, independent, pre-clinical study we observed the accumulation of SBP-101 in the acinar cells of the beagle pancreas causing a complete pharmaceutical resection of the exocrine tissues of the pancreas and notably, without producing an inflammatory response. We believe that SBP-101,when administered in a sufficiently high pharmacologic dosage, disrupts the normal metabolic process of acinar cells and pancreatic adenocarcinoma cells, which exhibit similar responses, including programmed cell death, or apoptosis. Importantly, pancreatic islet cells, which secrete insulin, are structurally and functionally dissimilar to acinar cells and are not impacted by SBP-101.

The primary mechanism of action for SBP-101 has been demonstrated to include the enhanced uptake of the compound in the exocrine pancreas. This effect leads to corresponding depressed levels of native polyamines, with caspase 3 activation, PARP cleavage and apoptotic destruction (programmed cell death) of the exocrine pancreatic acinar and ductal cells without an inflammatory response. In animal models at two independent laboratories, SBP-101 has demonstrated significant suppression of transplanted human pancreatic cancer cells, including metastatic pancreatic cancer growth. See “Proof of Principle” below.

We believe that SBP-101 will have a distinct advantage over current pancreatic cancer therapies in that it specifically targets the exocrine pancreas and may cause ablation, or pharmaceutical resection, of the acinar and ductal cells, as well as the primary and metastatic pancreatic cancer, while leaving the insulin-producing islet cells and most non-pancreatic tissue unharmed. Most current cancer therapies, including chemotherapy, radiation and surgery, are associated with significant side effects that further reduce the patient’s quality of life. However, we believe that the adverse effects of SBP-101 will not overlap with or exacerbate those seen with typical chemotherapy options. It is expected that SBP-101 may produce exocrine pancreatic insufficiency and, potentially, other gastro intestinal (“GI”) adverse events, many of which are generally expected to occur as common complications of advanced pancreatic cancer and part of the natural history/progression of the disease. The dose-limiting toxicities observed in cohort five of our Phase 1a study, as noted above, were not observed at lower doses. Exocrine pancreatic insufficiency is a common complication of pancreatic cancer and is treatable with currently marketed digestive enzyme replacement capsules, such as Creon® (AbbVie). As the endocrine pancreas is expected to be unaffected by SBP-101, no new requirement for insulin is expected.

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

Development Plan for SBP-101

Development of SBP-101 for the pancreatic cancer indication includes a pre-clinical and a clinical phase. The pre-clinical phase, which was substantially completed during 2015, consists of four primary components: chemistry, manufacturing and controls (“CMC”), preclinical (laboratory and animal) pharmacology studies, preclinical toxicology studies, and regulatory submissions in Australia and the United States. In Australia, a Human Research Ethics Committee (“HREC”) application was submitted with subsequent Clinical Trial Notification (“CTN”) to the Therapeutic Goods Administration (“TGA”). Complementing the Australian initiative, a similar, but considerably more extensive, preclinical package has been submitted to the FDA in support of an IND application. Our initial clinical trial in previously treated patients with locally advanced or metastatic pancreatic cancer was a Phase 1, first-in-human, dose-escalation, safety study conducted at clinical sites in both Australia and the United States. We engaged expert clinicians who treat pancreatic cancer at major cancer treatment centers in Melbourne and Adelaide, Australia as well as the Mayo Clinic Scottsdale and HonorHealth in Scottsdale, Arizona. These Key Opinion Leaders (“KOLs”), with proven performance in pancreatic cancer studies, enthusiastically agreed to participate as investigators for our Phase 1 First-in-Human study.

Enrollment in our initial Phase 1 safety trial of SBP-101 in previously treated pancreatic cancer patients commenced in January 2016 and was completed in September 2017. This study was a dose-escalation study with 8-week treatment/observation cycles at each dose level. Preliminary results from this trial are discussed in Clinical Development – Pancreatic Cancer below.

We anticipate initiation of patient enrollment in our next clinical trial in the second quarter of 2018. Our second clinical trial will be a Phase 1a/1b study of the safety and efficacy of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel, and we plan to conduct the trial at four study sites (three in Australia and one in the United States). In the Phase 1a portion of this trial, we expect to enroll three cohorts of 3-6 patients with increased dosage levels of SBP-101 administered in the second and third cohorts. Demonstration of adequate safety in the Phase 1a portion of the trial is expected to lead to the Phase 1b exploration of efficacy, in which we plan to enroll ten patients using the recommended dosage level determined in the Phase 1a portion of the trial. We believe that meeting the primary endpoint in Phase 1b would predict a successful randomized Phase 3 trial. Early results from the Phase 1a portion are expected to be available in late 2018. Early results from the Phase 1b expansion could become available as soon as the second half of 2019.

With additional funding SBP-101 may also be explored for use as a treatment for recurrent acute and chronic pancreatitis and maintenance therapy in patients responding to first line treatment and/or for adjuvant treatment after surgery in appropriate patients. There is also preclinical data to suggest that SBP-101 may have potential therapeutic uses outside of the pancreas, but due to the current focus on pancreatic cancer and pancreatitis, none have been formally explored.

Preclinical Development

To enable IND and HREC/CTN submission and as part of our pharmacology work, we conducted plasma and urine assay development and validation in animals, in vitro metabolism studies in liver microsomes and hepatocytes, in vitro interaction studies with hepatic and renal transporters, a protein binding study, animal pharmacokinetic and metabolism/mass balance studies, and human plasma and urine assay development and validation. As a part of the pharmacology evaluation, we conducted an in vitro pharmacology screen profiling assay, a study in six human pancreatic cell lines, and studies in tumor xenograft models in mice using human pancreatic cancer PANC-1 tumor fragments, human pancreatic cancer BxPC-3 tumor fragments and human pancreatic cancer cells (L3.6pl) injected orthotopically in the tail of the pancreas of nude mice.

To meet regulatory requirements and to establish the safety profile of SBP-101, we conducted, in rodents and non-rodents, toxicology dose-ranging studies, IND-enabling general toxicology studies, and genetic toxicology studies, including an Ames test. Exploratory studies in mice and rats and a Good Laboratory Practice (“GLP”)-compliant dog toxicology study have also been completed. The relationship between dose and exposure (pharmacokinetics) has been described for three animal species. We have also completed a preclinical hERG assay to detect any electrocardiographic QTc interval effects (IKr potassium ion channel testing).

In anticipation of the potential for using SBP-101 in combination therapy with gemcitabine and/or nab-paclitaxel (Abraxane®), we also conducted appropriate nonclinical studies which confirmed the potential value of such combinations, including assessing the comparative efficacy of SBP-101, gemcitabine and nab-paclitaxel in various combinations as shown in Figure 3.

Figure 3.	Evaluation of SBP-101 alone and in combination with gemcitabine and nab-paclitaxel in 6 human pancreatic cancer cell lines

100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
% Ihnibition
AsPc-1
BxPC-3
CaPan-1
HPAF-II
MiaPaca-2
Panc-1
Treatment, by Cell Line
Gemcitabine
Nab-paclitaxel
Gem+Nab
SBP-101
Gem+SBP
Nab+SBP
Gem+Nab+SBP

Source: Baker CB et al Pancreas 2015;44(8) 1350

Note that maximum percent growth inhibition (mean ± SE) at 96 hours was observed with 10 µM SBP-101 alone and in combination with gemcitabine and/or nab-paclitaxel in 6 human pancreatic cancer cell lines.

We have met FDA-mandated Chemistry, Manufacturing and Control (“CMC”) requirements with a combination of in-house expertise and contractual arrangements. To date, preparation of anticipated metabolites and an internal standard, as a prerequisite for analytical studies, have been completed through a Sponsored Research Agreement with the University of Florida and a contract manufacturer. We have Service Agreements with Syngene International Ltd. (“Syngene”) for the manufacture and supply of specific quantities of Good Manufacturing Practice (“GMP”)-compliant SBP-101 active pharmaceutical ingredient (“API”) and for the development of synthetic process improvements. Investigational product (IP or clinical trial supply) has been made and tested at Albany Molecular Research Inc. (“AMRI”) in Burlington, MA. Initial lots of GMP-compliant API were prepared by Syngene and released for conversion into supply dosage form. Two clinical trial supply lots have been successfully prepared and released by AMRI. In addition, efforts continue to refine both the synthetic process at Syngene and to prepare improved formulations of the clinical supply.

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

Preparation of the SBP-101 IND for pancreatic cancer required collaboration by our manufacturing, preclinical toxicology, pharmacokinetic and metabolism experts, our regulatory affairs project management, and our in-house clinical expertise. In August 2015, the FDA accepted our application and in January 2016 we commenced patient enrollment in our Phase 1 clinical trial, which was a safety and tolerability study in patients with previously treated metastatic pancreatic ductal adenocarcinoma. This is further discussed in “Clinical Development” below.

Clinical Development – Pancreatic Cancer

Phase 1 Clinical Trial Design

Our initial Phase 1 study in patients with pancreatic cancer commenced the enrollment of patients in January 2016 and enrollment was completed in September 2017. This study was a dose-escalation study with 8-week cycles of treatment/observation at each dose level.

The absence of adverse events, which could potentially overlap with adverse events typically observed in the use of conventional chemotherapeutic agents, supports the case for combination of SBP-101 with conventional chemotherapeutic agents, such as gemcitabine, nab-paclitaxel, or even FOLFIRINOX.

A favorable characteristic of the pancreatic action of SBP-101 is the lack of an effect on the normal insulin-producing islet cells. Preservation of islet cell function implies the likely absence of diabetes as a complication of SBP-101 therapy. It is important to note that diabetes is a common co-morbidity in patients with pancreatic cancer, but it is not expected to be an adverse effect of treatment with SBP-101. The potential adverse effect of exocrine pancreatic insufficiency is mitigated by the observation that many patients with pancreatic ductal adenocarcinoma require pancreatic enzyme replacement as a feature of their underlying disease, a complication so common that pancreatic enzyme replacement with one of several commercially available products is typically covered by United States and Australian health care plans. Patients with cystic fibrosis, chronic pancreatitis and pancreatic cancer are the populations most often treated with pancreatic enzyme replacement.

Patients in our Phase 1 trial underwent regular pancreatic and hepatic enzyme evaluation, and obtained periodic chest and abdominal CT follow-up. Patients were also carefully monitored for clinical signs of GI adverse events.

In August 2015, the FDA accepted our IND application for our SBP-101 product candidate. We have completed enrollment in a clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This is a Phase 1, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of our current Phase 1 trial. Twenty-four of the patients received at least two prior chemotherapy regimens. No drug-related serious adverse events occurred during the first four cohorts. In cohort five, serious adverse events (klebsiella sepsis with metabolic acidosis in one patient, and renal and hepatic toxicity in one patient) were observed in two of the ten patients, both of whom exhibited progressive disease at the end of their first cycle of treatment, and were determined by the DSMB to be DLTs. Consistent with the study protocol, the DSMB recommended continuation of the study by expansion of cohort 4. Four patients were enrolled in this expansion cohort.

In addition to being evaluated for safety, twenty-four of the twenty-nine patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using RECIST, the current standard for evaluating changes in the size of tumors. Eight of the twenty-four patients (33%) had SD and sixteen of twenty-four (67%) had PD. It should be noted that of the sixteen patients with PD, six came from cohorts one and two and are considered to have received less than potentially therapeutic doses of SBP-101. We also noted that twenty-eight of the twenty-nine patients had follow-up blood tests measuring the Tumor Marker CA 19-9 associated with pancreatic ductal adenocarcinoma. Eleven of these patients (39%) had reductions in the CA 19-9 levels, as measured at least once after the baseline assessment. Seven of the remaining seventeen patients showed no reduction in CA 19-9 came from cohorts one and two.

The best response outcomes and survival were observed in the group of thirteen patients who received total cumulative doses between 2.5 mg/kg and 8.0 mg/kg. Twelve of the thirteen patients in this group were evaluable for preliminary signs of efficacy at eight weeks by RECIST. Five patients (42%) showed SD at week eight. Five of the thirteen patients (38%) had reductions in the CA19-9 levels, as measured at least once after the baseline assessment. Median survival in this group was 3.8 months as of October 2017. To date, nine patients (69%) have exceeded 3 months of overall survival OS, four have exceeded four months of OS and two patients have exceeded 10 months of OS, with some patients continuing to be followed for survival.

Given the life-threatening nature of pancreatic ductal adenocarcinoma, the limited efficacy of current treatment options, and the long history of failures in pancreatic ductal adenocarcinoma developmental therapeutics, we will attempt to evaluate SBP-101 expeditiously as noted below.

We anticipate initiation of patient enrollment in our next clinical trial in the second quarter of 2018. Our second clinical trial will be a Phase 1a/1b study of the safety and efficacy of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel, and we plan to conduct the trial at four study sites (three in Australia and one in the United States). In the Phase 1a portion of this trial, we expect to enroll three cohorts of 3-6 patients with increased dosage levels of SBP-101 administered in the second and third cohorts. Demonstration of adequate safety in the Phase 1a portion of the trial is expected to lead to the Phase 1b exploration of efficacy, in which we plan to enroll ten patients using the recommended dosage level determined in the Phase 1a portion of the trial. We believe that meeting the primary endpoint in Phase 1b would predict a successful randomized Phase 3 trial. Early results from the Phase 1a portion are expected to be available in late 2018. Early results from the Phase 1b expansion could become available as soon as the second half of 2019.

Phase 2 Pivotal Clinical Trial

A Phase 2 study of SBP-101 in combination with two standard chemotherapy agents, gemcitabine and nab-paclitaxel, is expected to directly extend from the Phase 1 safety study with an exploration of efficacy and may result in an expedited development pathway, leading toward a randomized pivotal trial.

If the results of our planned Phase 2 combination clinical trial demonstrate safety and sufficiently successful efficacy results, we intend to meet with the FDA to obtain advice on potential breakthrough therapy designation, fast track designation (to both provide guidance to facilitate development and expedite review) and an accelerated approval strategy.

If we are able to successfully complete FDA recommended clinical studies, we intend to seek marketing authorization from the FDA, the EMA (European Union), Ministry of Health and Welfare (Japan) and TGA (Australia). The submission fees may be waived when SBP-101 has been designated an orphan drug in each geographic region, as described under “Orphan Drug Status.”

Total Development Costs

The development of SBP-101 involves a preclinical and a clinical development phase. We believe that we have completed our preclinical development work for pancreatic cancer and are concluding our initial clinical trial in pancreatic cancer. We have accomplished this using the approximately $17.0 million of capital raised through December 31, 2017. Additional clinical trials will be required. We estimate the total time and cost to obtain FDA and EU approval and bring SBP-101 to market is 6 to 7 years and up to two hundred million dollars ($200 million), however, such time and cost estimates are subject to significant variability and subject to change depending on the results of current and future clinical trials. Also note that this process could be accelerated and less funds may be needed if SBP-101 qualifies for Breakthrough Status, however, we can provide no assurance that SBP-101 will qualify for Breakthrough Status. A breakthrough therapy designation conveys fast track program features, more intensive FDA guidance on an efficient drug development program, an organizational commitment involving senior managers at the FDA and eligibility for rolling review and priority review of an NDA submission.

Orphan Drug Status

The Orphan Drug Act (“ODA”) provides special status to drugs which are intended for the safe and effective treatment, diagnosis or prevention of rare diseases that affect fewer than 200,000 people in the United States, or that affect more than 200,000 persons but for which a manufacturer is not expected to recover the costs of developing and marketing such a drug. Orphan drug designation has the advantage of reducing drug development costs by: (i) streamlining the FDA’s approval process, (ii) providing tax breaks for expenses related to the drug development, (iii) allowing the orphan drug manufacturer to receive assistance from the FDA in funding the clinical testing necessary for approval of an orphan drug, and (iv) facilitating drug development efforts. More significantly, the orphan drug manufacturer’s ability to recover its investment in developing the drug is also greatly enhanced by the FDA granting the manufacturer seven years of exclusive US marketing rights upon approval. Designation of a drug candidate as an orphan drug therefore provides its sponsor with the opportunity to adopt a faster and less expensive pathway to commercializing its product. We obtained US Orphan Drug Status in 2014 and we intend to submit an application for Orphan Drug Status in Europe, Japan and Australia when we have further clinical data. Depending on certain factors, including the timing and progression of our second clinical trial, we expect to obtain Orphan Drug status in Europe during the fourth quarter of 2018.

Intellectual Property

Intellectual property licensed by us from the University of Florida includes U.S. Patent No. 6,160,022 covering the methods of using SBP-101 for the chemical reaction of the exocrine portion of the pancreas, which expires in 2019.

In addition, we have filed International Application No. PCT/US2016/055888 in September 2016, which takes priority from US Provisional Patent Application No. 62/238,916, which was filed in October 2015. This application covers the use of SBP-101 to treat patients suffering from pancreatitis.

Development Project Managers

Project managers have been hired or contracted to coordinate all the functions identified in our Development Plan for SBP-101. The personnel responsible for overseeing critical functions of the Development Plan are as follows:

Our CMC program is under the direction of Dr. Thomas Neenan, Ph.D., a highly experienced pharmaceutical industry synthetic chemist, who is a founding member of Sun BioPharma, Inc. and our Chief Scientific Officer. Dr. Neenan has commissioned Contract Manufacturing Organizations (“CMOs”), which have improved the process for synthesis of SBP-101, and have produced high-quality compound, chemically identical to that synthesized by Dr. Bergeron at the University of Florida. Dr. Neenan’s completed work includes development, confirmation and documentation of the synthetic chemistry process, analytical purity, reproducibility, stability (shelf-life), degradation products and pharmaceutical formulation and packaging. This work has culminated in a supply of drug to support preclinical work and human clinical trials. Dr. Neenan also leads our preclinical group.

Dr. Ajit Shah, Ph.D., is a long-term consultant with and, during 2016 and 2017, was an employee of the Company. Dr. Shah has extensive prior experience with numerous compounds at both large and mid-size sponsoring companies, including Pfizer and MGI Pharma. His completed work includes development of analytical methods to quantify levels of drug and characterization of metabolites in plasma, urine and tissues, plus distribution of the compound in living tissues, metabolic pathways and products, anticipated drug blood levels, half-life in the organism, and excretion pathways. Dr. Shah’s work has enabled informed dose and schedule planning for human clinical trials. Dr. Shah manages pharmacokinetic analyses in support of our clinical studies.

Dr. Anthony Kiorpes, Ph.D., D.V.M., is a long-term consultant with the Company. Dr. Kiorpes has responsibility for our toxicology program, a role he has assumed previously for many preclinical projects at other companies. His studies have determined single- and multiple-dose safety profiles in rodent and non-rodent species, enabling improved safety monitoring in the design of clinical trials for SBP-101. Dr. Kiorpes’ results have helped management to predict and prevent potential side effects in humans.

Dr. Michael Cullen, M.D., M.B.A, is our founder and Executive Chairman. Dr. Cullen is an experienced drug development specialist with 10 prior NDA approvals and has led our overall Clinical, Regulatory Affairs and Project Management effort, including timeline and budget management, critical path timeline synchronization, IND/HREC/CTN package submissions, management of industry partner collaborative efforts, initial EU Regulatory Affairs planning, and collaboration on oversight of outsourced CMC efforts. Dr. Cullen has recruited additional experienced and talented staff in the positions of statistical analyses, manufacturing operations, clinical operations, clinical research and non-clinical studies.

Dr. Suzanne Gagnon, M.D., is our Chief Medical Officer and a member of our Board of Directors. Dr. Gagnon is an experienced CMO, having served in that capacity for several private and public companies, including BioPharm/IBAH/Omnicare, ICON, Idis, NuPathe, Luitpold (Daiichi-Sankyo), and Rhone-Poulenc and Rorer (Sanofi) where she helped develop docetaxel, still an important chemotherapy agent. Dr. Gagnon assumed the lead in the design and implementation of our clinical trials, recruiting investigators, monitoring the safety of the patients and reporting the findings to the FDA, EMA and TGA, and in medical literature.

We have engaged Courante Oncology, an experienced clinical Contract Research Organization (“CRO”), to manage clinical operations in the United States, and have engaged Novotech Pty Ltd, another experienced CRO for our Australian operations. These two CROs will provide regulatory documentation for HREC/CTN and Investigational Review Board (“IRB”) submissions, FDA 1571 regulation compliance, and informed consents, as well as clinical study site qualification, contracting and payment, study conduct monitoring, data collection, analysis and reporting.

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

In addition, we may need to develop our product candidates in collaboration with diagnostic companies, and we will face competition from other companies in establishing these collaborations. Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may be approved as companion treatments and not be competitive with current therapies. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics and we cannot predict what the standard of care will be as our product candidate progresses through clinical development.

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

Manufacturing and Suppliers

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing as well as for commercial manufacture of any products that we may commercialize. If needed, we intend to engage, by entering into a supply agreement or through another arrangement, third party manufacturers to provide us with additional SBP-101 clinical supply. We identified and qualified manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services for our initial product candidate prior to our submission of an NDA to the FDA and expect to continue utilizing this approach for any future product candidates.

Employees

As of March 19, 2018, we had six employees, five of whom were full-time employees and one of whom was a part-time employee. We may hire additional employees to support the growth of our businesses. We believe that operational responsibilities can be handled by our current employees and independent consultants. We have historically used, and expect to continue to use, the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers enhances our ability to minimize general and administrative expenses. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

Material Agreements

The Standard Exclusive License Agreement dated December 22, 2011, between us and UFRF grants us an exclusive license to the proprietary technology covered by issued United States Patents Nos. US 5,962,533, which expired in February 2016, and US 6,160,022 which expires in July 2019, with reservations by UFRF for academic or government uses. Under this agreement, we agree to pay various royalties, expenses and milestone payments to UFRF. Additionally, pursuant to this agreement, we initially issued to UFRF 80,000 shares of common stock. Anti-dilution protection for UFRF pursuant to this agreement required us to issue additional shares in order for UFRF to maintain its ownership stake at ten percent (10%) of the total number of issued and outstanding shares of our common stock, calculated on a fully diluted basis, until such time as we had received a total of two million dollars ($2,000,000) in exchange for our issuance of equity securities. This requirement was met in 2012, and UFRF is therefore afforded no further anti-dilution protection. Pursuant to this anti-dilution provision, we issued an additional 34,423 shares of common stock to UFRF increasing the total shares of common stock issued to UFRF to 114,423 shares.

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

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable US requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (“GCP”), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on US patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”) for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications to encourage timeliness. Most applications for standard review drug products are reviewed within twelve months from submission; most applications for priority review drugs are reviewed within eight months from submission. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practice (“cGMP”), a quality system regulating manufacturing, is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

We have a limited operating history for you to consider in evaluating our business and prospects. As such, it is difficult for potential investors to evaluate our business.

We have experienced negative cash flows for our operating activities since inception, primarily due to the investments required to commercialize our primary drug candidate, SBP-101. Our financing cash flows historically have been positive due to proceeds from the sale of equity securities and promissory notes issuances. Our net cash used in operating activities was $3.4 million and $2.4 million for the years ended December 31, 2017 and 2016, respectively, and we had negative working capital of $3.4 million and $4.6 million as of the same dates, respectively.

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

As a result of our current lack of financial liquidity, our auditors’ report for our 2017 financial statements, which are included as part of this report, contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

Our continuation as a “going concern” is dependent upon, among other things, achieving positive cash flow from operations and, if necessary, augmenting such cash flow using external resources to satisfy our cash needs. Our plans to achieve positive cash flow primarily include engaging in offerings of securities. Additional potential sources of funds include negotiating up-front and milestone payments on our current and potential future product candidates or royalties from sales of our products that secure regulatory approval and any milestone payments associated with such approved products. These cash sources could, potentially, be supplemented by financing or other strategic agreements. However, we may be unable to achieve these goals or obtain required funding on commercially reasonable terms, or at all, and therefore may be unable to continue as a going concern.

Our lack of diversification increases the risk of an investment in our Company and our financial condition and results of operations may deteriorate if we fail to diversify.

Our Board of Directors has centered our attention on our drug development activities, which are currently focused on our initial product candidate SBP-101, the polyamine analogue compound we licensed from the UFRF. Our ability to diversify our investments will depend on our access to additional capital and financing sources and the availability and identification of suitable opportunities.

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

Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital and will not be sufficient to fund our expected continuing opportunities. We will require additional capital to continue to operate our business.

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

We intend to pursue sources of additional capital through various financing transactions or arrangements, including collaboration arrangements, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions on commercially reasonable terms, in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources will not be sufficient to fund our operations going forward.

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

U.S. federal income tax reform could adversely affect our Company and its stockholders.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 became law (the “Tax Act”). The Tax Act enacts a broad range of changes to the Internal Revenue Code of 1986, as amended (the “IRC”). The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect tax reform to have a material impact to our financial statements as our net deferred tax assets and liabilities are fully reserved. We continue to examine the impact this tax reform legislation may have on our business. The impact of the Tax Act on holders of our common shares is uncertain and could be adverse. This annual report does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

●	expand our systems effectively or efficiently or in a timely manner;
●	allocate our human resources optimally;
●	identify and hire qualified employees or retain valued employees; or
●	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

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

Our business depends on the successful development and commercialization of our product candidates. We are currently focused on developing our initial product candidate, SBP-101, for the treatment of Pancreatic ductal adenocarcinoma (“PDA”) and are not permitted to market it in the United States until we receive approval of a NDA from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. The process of developing new drugs and/or therapeutic products is inherently complex, unpredictable, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in drugs that will receive regulatory approval and achieve market acceptance. A product candidate that appears to be promising at all stages of development may not reach the market for a number of reasons that may not be predictable based on results and data from the clinical program. A product candidate may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoints even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance.

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

Risks Related to the Regulation of our Business

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“PPACA”), was passed, which substantially changed the way health care is financed by both governmental and private insurers, and has significantly impacted the U.S. pharmaceutical industry. PPACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and subjects additional drugs to lower pricing under the 340B Drug Discount Program by adding new entities to the program.

Risks Related to Our Intellectual Property

UFRF, our sole licensor, may under certain circumstances terminate our license agreement, which may be required for us to conduct our proposed business.

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

As of December 31, 2017 our directors and executive officers beneficially owned 29.3% of our outstanding common stock and together are able to influence significantly all matters requiring approval by our stockholders. In addition, three holders of greater than five percent of our outstanding common stock beneficially owned 26.9% and, acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from other stockholders, and they may vote in a way with which other stockholders disagree and that may be adverse to the interests of other stockholders. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

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

Our common stock is currently categorized as a “penny stock” as defined in Rule 3a51-1 of the Exchange Act and is subject to the requirements of Rule 15g-9 of the Exchange Act. Under this rule, broker-dealers who sell penny stocks must, among other things, provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. Under applicable regulations, unless it becomes listed on a national securities exchange, our common stock will generally remain a “penny stock” until such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2 million or average revenues equal to at least $6 million for each of the last three years.

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

As of March 19, 2018, the 30-day average daily trading volume in our common stock was less than 500 shares as reported by OTC Markets Group Inc. If trading in our stock continues at that level, it may be difficult for investors to sell or buy substantial quantities of shares in the public market at any given time at prevailing prices as significant price movement can be caused trading a relatively small number of shares. Accordingly, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. We cannot guarantee that a more liquid market for our common stock will develop.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and cause investors to lose part or all of their investment.

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate more difficult. As of December 31, 2017, we had outstanding stock options to purchase 733,960 shares of our common stock at a weighted-average exercise price of $9.79 per share, outstanding warrants to purchase 151,500 shares of common stock at a weighted-average exercise price of $11.28 per share and outstanding convertible notes payable, including accrued interest, convertible into an estimated 319,193 shares at a weighted-average conversion price of $10.10.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2017, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and reporting.

In addition, management’s assessment of internal controls over financial reporting may identify additional weaknesses and conditions that need to be addressed or other potential matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

Market Information

There is no “established trading market” for our shares of common stock. Our common stock was quoted on the OTCPink tier of the over-the-counter markets administered by OTC Markets Group, Inc. under the symbol “SNBP.” On September 28, 2016, our stock became quoted on the OTCQB tier under the same symbol and we secured DTC Eligibility from the Depository Trust Company for our shares to trade electronically.

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

Set forth below are the high and low bid prices for our common stock for each quarter of 2017 and 2016 for which data is available. These bid prices were obtained from OTC Markets Group Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal 2017:	High	Low
Fourth Quarter	$18.00	$7.01
Third Quarter	$14.50	$5.70
Second Quarter	$29.00	$12.50
First Quarter	$40.00	$7.80

Fiscal 2016:	High	Low
Fourth Quarter	$35.00	$5.60
Third Quarter	$30.00	$20.10
Second Quarter	$35.00	$25.00
First Quarter	$60.10	$25.00

As of March 19, 2018, there were 182 holders of record of our common stock.

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

In August 2015, the FDA accepted our IND application for our SBP-101 product candidate. We have completed an initial clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase 1, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of our current Phase 1 trial. Twenty-four of the patients received at least two prior chemotherapy regimens. No drug-related serious adverse events occurred during the first four cohorts. In cohort five, serious adverse events (klebsiella sepsis with metabolic acidosis in one patient, and renal and hepatic toxicity in one patient) were observed in two of the ten patients, both of whom exhibited progressive disease at the end of their first cycle of treatment, and were determined by the DSMB to be DLTs. Consistent with the study protocol, the DSMB recommended continuation of the study by expansion of cohort 4. Four patients were enrolled in this expansion cohort.

In addition to being evaluated for safety, twenty-four of the twenty-nine patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using RECIST, the current standard for evaluating changes in the size of tumors. Eight of the twenty-four patients (33%) had SD and sixteen of twenty-four (67%) had PD. It should be noted that of the sixteen patients with PD, six came from cohorts one and two and are considered to have received less than potentially therapeutic doses of SBP-101. We also noted that twenty-eight of the twenty-nine patients had follow-up blood tests measuring the Tumor Marker CA 19-9 associated with pancreatic ductal adenocarcinoma. Eleven of these patients (39%) had reductions in the CA 19-9 levels, as measured at least once after the baseline assessment. Seven of the remaining seventeen patients showed no reduction in CA 19-9 came from cohorts one and two.

The best response outcomes and survival were observed in the group of thirteen patients who received total cumulative doses between 2.5 mg/kg and 8.0 mg/kg. Twelve of the thirteen patients in this group were evaluable for preliminary signs of efficacy at eight weeks by RECIST. Five patients (42%) showed SD at week eight. Five of the thirteen patients (38%) had reductions in the CA19-9 levels, as measured at least once after the baseline assessment. Median survival in this group was 3.8 months as of October 2017. To date, nine patients (69%) have exceeded 3 months of overall survival OS, four have exceeded four months of OS and two patients have exceeded 10 months of OS, with some patients continuing to be followed for survival.

This study was conducted at clinical sites in both Australia and the United States including The Mayo Clinic Scottsdale and HonorHealth in Scottsdale, AZ, the Austin Health Olivia Newton-John Cancer Wellness & Research Centre in Melbourne, Australia and the Ashford Cancer Centre in Adelaide, Australia.

Additional clinical trials will be required for FDA or other similar approvals if the results of the first clinical trial of our SBP-101 product candidate justify continued development. We estimate that the additional time and cost to obtain FDA and European Medicines Agency (“EMA”) approval and to bring our SBP-101 product candidate to market as a treatment for pancreatic cancer could be 6 to 7 years and cost up to $200 million, however, such time and cost estimates are subject to significant variability and subject to change depending on the results of current and future clinical trials.

Financial Overview

We have incurred losses of $29.2 million since our inception in 2011. For the year ended December 31, 2017, we incurred a net loss of $10.4 million, which includes a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest, originally issued in 2013 and 2014, and $250,000 aggregate principal amount of demand notes originally issued in September 2015. We also incurred negative cash flows from operating activities of $3.4 million for this period. We expect to incur substantial losses, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

During February and March 2017, we issued convertible promissory notes raising gross proceeds of approximately $3.1 million which are convertible into our common stock or other securities upon the completion of a qualified financing of at least $2.0 million on or before the maturity of the notes. In addition, we negotiated the conversion of approximately $3.1 million of previously outstanding debt and accrued interest into 418,332 shares of our common stock. See Note 6 titled “Indebtedness” in the Condensed Consolidated Financial Statements elsewhere in this report.

On July 3, 2017, we received a research and development tax incentive payment from the government of Australia related to the research activities of our Australian subsidiary during 2016. The incentive payment received was approximately $460,000.

As of December 31, 2017, we had cash of $152,000, negative working capital of $3.4 million and stockholders’ deficit of $3.7 million.

On March 1, 2016 we instituted substantial salary deferrals for all senior employees in order to conserve cash. Effective October 1, 2017, we entered into second amendments to the previously disclosed employment agreements, as amended, with our Executive Chairman, Michael T. Cullen, M.D., M.B.A., our President and Chief Executive Officer, David B. Kaysen, our Chief Financial Officer, Scott Kellen and our Chief Medical Officer, Suzanne Gagnon, M.D. (the “Employees”). The Amendments discontinued further salary deferrals and, For Dr. Cullen, Mr. Kaysen and Dr. Gagnon, established new annual base salaries representing a 25% reduction from prior levels. Mr. Kellen’s annual base salary remained unchanged.

We will need additional funds to continue our operations and execute our business plan, including completing our current Phase 1 clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is not positive or if economic or market conditions deteriorate.

On each of February 17, March 3, March 10 and March 17, 2017, we entered into Note Purchase Agreements (the “Note Agreements”) with a number of accredited purchasers in private transactions. Pursuant to these Note Agreements we sold convertible promissory notes payable (the “2017 Convertible Notes”) raising gross proceeds of $3.1 million. See Note 6 titled “Indebtedness” in the Consolidated Financial Statements in Item 8 below for more information.

Subsequent to the end of 2017, on February 20, 2018 and March 16, 2018 we entered into Securities Purchase Agreements (the “2018 Purchase Agreements”) with a number of accredited purchasers. Pursuant to these 2018 Purchase Agreements, we issued 252,200 shares of common stock and warrants to purchase up to an aggregate of 252,200 additional shares, resulting in gross proceeds of $1.3 million.

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

Research and Development Expenses

Since our inception, we have focused our activities on the development of SBP-101, our initial product candidate, for the treatment of pancreatic cancer. We expense both internal and external research and development costs as incurred. Research and development costs include expenses incurred in the conduct of our Phase 1 human clinical trial, for third-party service providers performing various testing and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of the SBP-101 compound for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our SBP-101 product candidate; personnel costs, including salaries, benefits and stock-based compensation; and costs to license and maintain our licensed intellectual property. During 2016 and 2017, research and development expenditures were focused primarily on costs related to the execution of our Phase 1 human clinical trial.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our initial product candidate for pancreatic cancer and our other potential pipeline programs. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. Our future research and development expenses will depend on the preclinical and clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast whether our current or future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Grant Income

Grant income is derived from a one-time grant awarded to the Company by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health (the “Grant Agreement”). The total grant awarded under the Grant Agreement was $225,000 and is intended to fund studies of SBP-101 as a potential treatment for pancreatitis. Grant income is recognized as a non-operating income when the related research and development expenses are incurred, terms of the grant have been complied with and the Company is eligible for reimbursement under the Grant Agreement.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

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

Stock-based Compensation

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

The fair values of share-based awards are estimated at the date of grant using the Black-Scholes option pricing model. The determination of the fair value of share-based awards is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term of each award. Expected volatility rates are based primarily on the volatility rates of a set of guideline companies, which consist of public and recently public biotechnology companies. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

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

Results of Operations

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016	Percent Change
Operating expenses:
General and administrative	$3,423	$2,664	28.5%
Research and development	2,593	2,504	3.6
Total operating expenses	6,016	5,168	16.4

Other expense, net	(4,894)	(285)	nm
Income tax benefit	536	341	57.2

Net loss	$(10,374)	$(5,112)	102.9%

General and administrative and research and development expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through December 31, 2017 vest based upon time-based and performance conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statement of Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
General and administrative	$1,430	$810
Research and development	303	92
Total stock-based compensation	$1,733	$902

General and administrative expense

Our general and administrative (“G&A”) expenses increased 28.5% to $3.4 million in 2017, up from $2.7 million in 2016. This increase was primarily due to an increase in stock-based compensation and costs incurred in connection with efforts to complete a public offering in the fourth quarter of 2017, partially offset by decreased license fees due to the University of Florida.

Research and product development expense

Our research and development (“R&D”) expenses increased 3.6% to $2.6 million in 2017, up from $2.5 million in 2016. The increase in R&D expenses resulted from an increase in stock-based compensation and contract research costs incurred under an NIH sponsored pancreatitis study partially offset by decreased clinical trial and related costs for our Phase 1 clinical trial.

Other expense, net

Other expense, net, increased to $4.9 million for the year ended December 31, 2017, up from $285,000 in the same period of the prior year. The increase was due primarily to charges recorded related to the induced conversion of debt and increased interest expense resulting from the amortization of the discount on the 2017 convertible notes payable. These expenses were partially offset by a foreign currency transaction gains recognized by our Australian subsidiary and grant income earned during the current year period.

Income tax benefit

Income tax benefit increased to $536,000 in 2017, up from $341,000 in 2016. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia. The current year increase reflects an increase in the costs eligible for the Australian R&D tax credit.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2017 and 2016 and for each of fiscal years ended December 31, 2017 and 2016, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	December 31,
	2017	2016
Cash	$152	$438
Working capital	$(3,403)	$(4,642)

	Year Ended December 31,
Cash Flow Data	2017	2016
Cash provided by (used in):
Operating activities	$(3,402)	$(2,398)
Investment activities	—	—
Financing activities	3,106	1,915
Effect of exchange rate changes on cash	10	(4)
Net decrease in cash	$(286)	$(487)

Working Capital

Our total cash resources were $152,000 as of December 31, 2017, compared to $438,000 as of December 31, 2016. As of December 31, 2017, we had $4.2 million in current liabilities and negative net working capital of $3.4 million. As of December 31, 2016, we had $5.5 million in current liabilities and $4.6 million in net working capital.

Subsequent to the end of 2017, on February 20, 2018 and March 16, 2018 we entered into the 2018 Purchase Agreements with a number of accredited purchasers. Pursuant to these closings under the 2018 Purchase Agreements, we issued 252,200 shares of common stock and warrants to purchase up to an aggregate of 252,200 additional shares, resulting in gross proceeds of $1.3 million.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.4 million during 2017, compared to $2.4 million during 2016. The net cash used in each of these periods primarily reflects the net loss for these periods, and is partially offset by the effects of changes in operating assets and liabilities. In the year ended December 31, 2017, the net loss is also offset by a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest, and $250,000 aggregate principal amount of demand notes and a non-cash charge of $1.4 million related to the amortization of the discount on the 2017 convertible notes payable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.1 million for the year ended December 31, 2017, which was comprised primarily of net proceeds from the sale of convertible promissory notes. During the year ended December 31, 2016, net cash provided by financing activities was $1.9 million which resulted from net proceeds received in the sale of common stock and warrants.

Capital Requirements

As we continue to pursue our operations and execute our business plan, including the completion of our current Phase 1 clinical trial for our initial product candidate, SBP-101, in pancreatic cancer, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

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

As of December 31, 2017, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

Issuance of Convertible Promissory Notes During 2017

On each of February 17, March 3, March 10 and March 17, 2017, we entered into Note Purchase Agreements (the “Note Agreements”) with a number of accredited investors in private transactions. Pursuant to these Note Agreements, we sold convertible promissory notes (the “2017 Notes”) raising gross proceeds of approximately $3.1 million. The 2017 Notes are scheduled to mature on December 1, 2018 and bear interest at a rate of 5.0% per year. Principal and interest on the 2017 Notes are payable at maturity. The Company may prepay the 2017 Notes in whole or in part at any time without penalty or premium. The 2017 Notes are convertible into shares of common stock or other securities of the Company upon the occurrence of a Qualified Financing, including the sale of equity securities or a strategic partnership, raising gross proceeds of at least $2.0 million on or before the maturity of the 2017 Notes or upon the request of a holder of any 2017 Note at a fixed conversion rate of $10.10 per share. Upon issuance, the 2017 Notes were convertible into our common stock at a conversion rate of $10.10 per share. The fair market value of our stock on the dates of issuance ranged from $15.00 to $39.00 per share. Therefore the 2017 Notes contained a beneficial conversion feature with an aggregate intrinsic value of approximately $3.0 million, which was recorded as a debt discount and is presented as a direct deduction from the carrying value of the 2017 Notes. The discount will be amortized through interest expense over the life of the 2017 Notes. Upon the occurrence of certain events of default, the 2017 Notes require the Company to repay the unpaid principal amount of the Notes and any unpaid accrued interest. The Company has used the net proceeds from the sales of the Notes to further the clinical development of SBP-101 and for working capital and general corporate purposes. One of our stockholders, who beneficially owns more than 10% of our common stock, purchased $200,000 of the 2017 Notes.

On March 27, 2017, we entered into a Participation Agreement (collectively, the “Participation Agreements”) with each holder of the 2017 Notes (the “Participants”), pursuant to which the Participants have a right to purchase his, her, or its pro rata portion of any future equity issuances in the Company (based on the Company equity securities shares held by the Participant immediately prior to the subject issuance), subject to certain exceptions described therein. Prior to any proposed issuance or sale of new equity securities, we will give the Participants written notice thereof pursuant to the terms and conditions of the Participation Agreement.

Under the Participation Agreements, we are obligated to give each participant notice of the proposed issuances pursuant to this offering as promptly as is reasonably practical and prudent in light of the timing and nature of the offering and to use commercially reasonable efforts to cause the underwriters to allow (but not obligate) each participant to participate in the offering in an amount up to their respective pro rata portion on the same terms, conditions and price to be provided to the public. Our obligations remain subject to each participant’s compliance with any timing, indication, eligibility and documentation requirements imposed by the underwriters.

Settlement of 2013 Convertible Notes with Common Stock

In March 2017, we offered to all holders of outstanding convertible notes payable, originally issued in the fourth quarter of 2013 (the “2013 Convertible Notes”) and to all holders of the demand notes payable (collectively the “Notes”), who were accredited investors an opportunity to convert all outstanding principal and accrued interest through March 31, 2017 into shares of our common stock at a rate of $0.75 per share. The offered conversion rate represents a $0.375, or 33.3%, discount from the rate stated in the terms of the 2013 Convertible Notes, which at the time was $1.125 per share. The eligible holders had until March 27, 2017 to accept the offer and holders of $3,000,000 aggregate principle amount of the Notes accepted the offer. Accordingly, on March 31, 2017 we issued 4,183,333 shares of common stock in exchange for the surrender of the Notes representing $3,000,000 of principal amount and $137,500 of accrued but previously unpaid interest. See Note 6 titled “Indebtedness” to the Consolidated Financial Statements in Item 8 below for more information.

Recent Issuance of Common Stock and Warrants

Subsequent to the end of 2017, on February 20, 2018 and March 16, 2018 we entered into the 2018 Purchase Agreements with a number of accredited purchasers. Pursuant to these closings under the 2018 Purchase Agreements we issued 252,200 shares of common stock and warrants to purchase up to an aggregate of 252,200 additional shares, resulting in gross proceeds of $1.3 million. See Note 11 titled “Subsequent Events” to the Consolidated Financial Statements appearing in Part II, Item 8, for further details.

We will need additional funds to continue our operations and execute our business plan, including completing our current Phase 1 clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. We believe that our existing cash, combined with the proceeds from the sale of the 2017 Notes and the 2018 Purchase Agreement, will be sufficient to fund our operating expenses through the third quarter of 2018.

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

Our future success is dependent upon our ability to obtain additional financing, the success of our current Phase 1 clinical trial and required future trials, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, the European Union and other international markets. If we are unable to obtain additional financing when needed, if our Phase 1 clinical trial is not successful, if we do not receive regulatory approval required future trials or if once these studies are concluded, we do not receive marketing approval for our SBP-101 product candidate, we would not be able to continue as a going concern and would be forced to cease operations. The financial statements included in this report have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

Indebtedness

As of December 31, 2017, we had $3.1 million aggregate principal amount of convertible promissory notes outstanding. Of this amount, $3,076,000 aggregate principal amount was outstanding under the 2017 Notes, which accrue interest at 5.0% per year and are convertible into common stock or other securities upon the completion of a qualified financing of at least $2.0 million on or before the maturity of the 2017 Notes, or upon the request of a holder at a fixed conversion rate of $10.10 per share. The 2017 Notes mature in December 2018 at which time all principal and interest are payable. One 2013 Note remains outstanding in a principal amount of $25,000, which accrues interest of 5% per year, payable quarterly, and is convertible into common stock at $11.25 per share. The 2013 Note matures in December 2018. We also had $300,000 outstanding in an unsecured loan that accrues annual interest of 4.125%. The terms of this loan were amended in October 2017 to extend the maturity date to May 1, 2019 with monthly payments of $10,000 commencing on May 1, 2018.

License Agreement

On December 22, 2011, we entered into an exclusive license agreement with the University of Florida Research Foundation (“UFRF”), which was acquired in exchange for $15,000 in cash and the issuance of 10% of our common stock. Upon executing the license agreement, 80,000 shares of common stock were issued to UFRF which was determined to have a fair value of $20,000 based upon an estimated fair value of our common stock of $0.25 per share. The license agreement also contained an anti-dilution provision which required the Company to issue additional shares to UFRF sufficient for UFRF to maintain its 10% ownership interest in the Company until we secured an addition $2.0 million external investment. This investment was received during 2012.

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

On January 4, 2016, we enrolled the first patient in our Phase 1 clinical trial of SBP-101 in patients with previously treated pancreatic cancer. Accordingly, we recorded a milestone obligation of $50,000 as a license expense as of this date. As of December 31, 2017, no royalty or milestone payments were due. The Company is also committed to pay an annual license maintenance fee of $10,000.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the significant deficiency related to insufficient accounting personnel discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2017, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

None.

PART III

Certain information required by Part III will be incorporated by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2018 (the “Proxy Statement”), which we expect to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2017. Except for those portions specifically incorporated in this annual report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this annual report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing under the headings “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated into this Item by reference.

Executive Officers

The name, age and position of each of our executive officers are as follows:

Name	Age	Position
Michael T. Cullen	71	Executive Chairman of the Board and Director
David B. Kaysen	68	President, Chief Executive Officer and Director
Scott Kellen	52	Chief Financial Officer and Vice President of Finance

Michael T. Cullen, M.D., M.B.A., has served as Executive Chairman of the board and as a director of our Company since the effective time of the Merger. Dr. Cullen brings 30 years of pharmaceutical experience to our Company, including expertise in working with development-stage companies in planning, designing and advancing drug candidates from preclinical through clinical development. Dr. Cullen co-founded the Company in November 2011 and had continuously served as Chairman its board of directors since that date. He previously served as our Chief Executive Officer and President from November 2011 to June 2015. Dr. Cullen provided due diligence consulting to the pharmaceutical industry from 2009 to 2011, after one year in transition consulting to Eisai Pharmaceuticals. He developed several oncology drugs as Chief Medical Officer for MGI Pharma Inc. from 2000 to 2008, and previously at G.D. Searle, SunPharm Corporation, and as Vice President for Clinical Consulting at IBAH Inc., the world’s fifth largest contract research organization, where he provided consulting services on business strategy, creating development plans, regulatory matters and designing clinical trials for several development stage companies in the pharmaceutical industry. Dr. Cullen was also a co-founder and Chief Executive Officer of IDD Medical, a pharmaceutical start-up company. Dr. Cullen joined 3M Pharmaceuticals in 1988 and contributed to the development of cardiovascular, pulmonary, rheumatology and immune-response modification drugs. Over the course of his career Dr. Cullen has been instrumental in obtaining the approval of ten drugs, including three (3) since 2004: Aloxi®, Dacogen® and Lusedra®. Board-certified in Internal Medicine, Dr. Cullen practiced from 1977 to 1988 at Owatonna Clinic, Owatonna, MN, where he served as president. Dr. Cullen earned his MD and BS degrees from the University of Minnesota and his MBA from the University of St. Thomas and completed his residency and Board certification in Internal Medicine through the University of North Carolina in Chapel Hill and Wilmington, NC.

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

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended through November 8, 2017 (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed November 15, 2017)
3.2	Bylaws, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.2 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)
4.1	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed September 11, 2015)
4.2	Form of Warrant to Purchase Shares of Stock (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed September 11, 2015)
4.3

Form of Warrant to Purchase Shares of Stock issued pursuant to Securities Purchase Agreements dated June 10, 2016, June 24, 2016, August 11, 2016 and September 2, 2016 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 14, 2016)

4.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed March 6, 2017)
10.1*	2011 Stock Option Plan, as amended through January 1, 2015 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 11, 2015)
10.2*	Form of Incentive Stock Option Agreement for awards under 2011 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed September 11, 2015)
10.3*	Form of Non-Qualified Stock Option Agreement for awards under 2011 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed September 11, 2015)
10.4*	2016 Omnibus Incentive Plan (incorporated by reference to Appendix E to definitive proxy statement on Schedule 14A filed April 11, 2016)

Exhibit No.	Description
10.5*	Form of Incentive Stock Option Agreement for awards under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for quarter ended June 30, 2016)
10.6*	Form of Non-Qualified Stock Option Agreement for awards under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for quarter ended June 30, 2016)
10.7*

Form of Performance-Based Stock Option Agreement for awards under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to annual report on Form 10-K for fiscal year ended December 31, 2016)

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

10.12*	Second Amendment to Employment Agreement with Michael T. Cullen, dated October 1, 2017 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 13, 2017)
10.13*

Waiver and Third Amendment to Employment Agreement with Michael T. Cullen, effective as of February 27, 2018 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 5, 2018)

10.14*	Employment Agreement with David B. Kaysen, dated December 2, 2015 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed December 4, 2015)
10.15*

First Amendment to Employment Agreement with David B. Kaysen, dated September 12, 2016 (incorporated by reference to Exhibit 10.18 to registration statement on Form S-1filed September 16, 2016, file no. 333-213687)

10.16*	Second Amendment to Employment Agreement with David B. Kaysen, dated October 1, 2017 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed October 13, 2017)
10.17*	Waiver and Third Amendment to Employment Agreement with David B. Kaysen, effective as of February 27, 2018 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed March 5, 2018)
10.18*	Employment Agreement with Scott Kellen, dated December 2, 2015 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed December 4, 2015)
10.19*

First Amendment to Employment Agreement with Scott Kellen, dated September 12, 2016 (incorporated by reference to Exhibit 10.19 to registration statement on Form S-1filed September 16, 2016, file no. 333-213687)

10.20*	Second Amendment to Employment Agreement with Scott Kellen, dated October 1, 2017 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed October 13, 2017)
10.21*	Waiver and Third Amendment to Employment Agreement with Scott Kellen, effective as of February 27, 2018 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed March 5, 2018)
10.22*	Employment Agreement with Suzanne Gagnon, dated December 2, 2015 (incorporated by reference to Exhibit 10.9 to annual report on Form 10-K for fiscal year ended December 31, 2015)
10.23*

First Amendment to Employment Agreement with Suzanne Gagnon, dated September 12, 2016 (incorporated by reference to exhibit 10.17 to registration statement on Form S-1filed September 16, 2016, file no. 333-213687)

10.24*	Second Amendment to Employment Agreement with Suzanne Gagnon, dated October 1, 2017 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed October 13, 2017)
10.25*	Waiver and Third Amendment to Employment Agreement with Suzanne Gagnon, effective as of February 27, 2018 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed March 5, 2018)

Exhibit No.	Description
10.26*

Form of Securities Purchase Agreements, dated June 10, 2016, June 24, 2016, August 11, 2016 and September 2, 2016, by and among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed June 14, 2016)

10.27

Form of Note Purchase Agreements, dated February 17, 2017, March 3, 2017, March 10, 2017 and March 17, 2017 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 6, 2017)

10.28	Form of Debt-for-Equity Exchange Agreements, dated March 27, 2017 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 31, 2017)
10.29	Form of Participation Rights Agreements, dated March 27, 2017 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed March 31, 2017)
10.30	Standstill Agreement with Ryan R. Gilbertson, dated December 17, 2017 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed December 18, 2017)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to annual report on Form 10-K for the fiscal year ended December 31, 2016)
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Powers of Attorney
31.1+	Chief Executive Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Chief Financial Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

+	Filed herewith
++	Furnished herewith
*	Management compensatory plan or arrangement required to be filed as an exhibit to this report.
**	Portions of exhibit omitted pursuant to order granting confidential treatment issued by the Securities and Exchange Commission.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2018.

SUN BIOPHARMA, INC.
By:	/s/ DAVID B. KAYSEN
David B. Kaysen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2018.

/s/ DAVID B. KAYSEN	/s/ SCOTT KELLEN
David B. Kaysen, President and Chief Executive Officer (Principal Executive Officer) and Director	Scott Kellen, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

*	*
Michael T. Cullen, Executive Chairman and Director	J. Robert Paulson, Jr., Director

*	*
Suzanne Gagnon, Director	Paul W. Schaffer, Director

*	*
Dalvir Gill, Director	D. Robert Schemel, Director

*
Jeffrey S. Mathiesen, Director

*

David B. Kaysen, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ David B. Kaysen
David B. Kaysen, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sun BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sun Biopharma, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board of the United States of America (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert

We have served as the Company’s auditors since 2014.

Tampa, Florida
March 21, 2018

Sun BioPharma, Inc.
Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$152	$438
Prepaid expenses and other current assets	195	118
Income tax receivable	420	321
Total current assets	767	877

Total assets	$767	$877

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,196	$1,245
Accrued expenses	1,254	842
Convertible notes payable, net	1,525	2,733
Term debt, current portion	14	294
Demand notes payable	—	250
Accrued interest	181	155
Total current liabilities	4,170	5,519

Long-term liabilities:
Term debt, noncurrent portion	286	—
Total long-term liabilities	286	—

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 3,841,652 and 3,220,100 shares issued and outstanding, as of December 31, 2017 and 2016, respectively	4	3
Additional paid-in capital	25,625	14,058
Accumulated deficit	(29,153)	(18,779)
Accumulated other comprehensive gain (loss), net	(165)	76
Total stockholders’ deficit	(3,689)	(4,642)
Total liabilities and stockholders’ deficit	$767	$877

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016
Operating expenses:
General and administrative	$3,423	$2,664
Research and development	2,593	2,504
Operating loss	(6,016)	(5,168)

Other income (expense):
Interest income	1	2
Grant income	163	—
Interest expense	(1,617)	(180)
Loss on induced debt conversions	(3,696)	—
Other income (expense)	255	(107)
Total other expense	(4,894)	(285)

Loss before income tax benefit	(10,910)	(5,453)

Income tax benefit	536	341

Net loss	(10,374)	(5,112)
Foreign currency translation adjustment gain (loss)	(241)	63
Comprehensive loss	$(10,615)	$(5,049)

Basic and diluted net loss per share	$(2.91)	$(1.65)
Weighted average shares outstanding – basic and diluted	3,566,098	3,106,846

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Consolidated Statements of Stockholders’ Deficit

(In thousands except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Deficit
Balances at December 31, 2015	2,989,250	$3	$10,970	$(13,667)	$13	$(2,681)
Issuance of common stock and warrants, net of offering costs of $152	222,100	—	2,069	—	—	2,069
Issuance of common stock for services	3,750	—	75	—	—	75
Exercise of stock warrants	5,000	—	42	—	—	42
Stock-based compensation expense	—	—	902	—	—	902
Net loss	—	—	—	(5,112)	—	(5,112)
Foreign currency translation adjustment, net of taxes of $0	—	—	—	—	63	63
Balances at December 31, 2016	3,220,100	$3	$14,058	$(18,779)	$76	$(4,642)
Conversion of convertible notes payable and accrued interest into common stock	385,000	1	5,840	—	—	5,841
Conversion of demand notes into common stock	33,332	—	993	—	—	993
Charge for fair market value of beneficial conversion feature	—	—	2,954	—	—	2,954
Exercise of common stock options	22,000	—	28	—	—	28
Exercise of stock purchase warrants	181,220	—	19	—	—	19
Stock-based compensation expense	—	—	1,733	—	—	1,733
Net loss	—	—	—	(10,374)	—	(10,374)
Foreign currency translation adjustment, net of taxes of $0	—	—	—	—	(241)	(241)
Balances at December 31, 2017	3,841,652	$4	$25,625	$(29,153)	$(165)	$(3,689)

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,374)	$(5,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on induced debt conversions	3,696	—
Stock-based compensation	1,733	902
Amortization of debt discount	1,387	—
Non-cash interest expense	162	12
Amortization of debt issuance costs	56	28
Changes in operating assets and liabilities:
Income and other tax receivables	(70)	426
Prepaid expenses and other assets	(75)	19
Accounts payable	(319)	726
Accrued liabilities	402	601
Net cash used in operating activities	(3,402)	(2,398)

Cash flows from financing activities:
Proceeds from the sale of convertible promissory notes, net of offering costs of $16	3,059	—
Proceeds from issuance of common stock and warrants, net of offering costs of $152	—	1,873
Proceeds from the exercise of stock options	28	—
Proceeds from the exercise of stock purchase warrants	19	42
Net cash provided by financing activities	3,106	1,915

Effect of exchange rate changes on cash	10	(4)

Net decrease in cash	(286)	(487)
Cash at beginning of year	438	925
Cash at end of year	$152	$438

Supplemental disclosure of cash flow information:
Cash paid during year for interest	$11	$57

Supplemental disclosure of non-cash transactions:
Conversion of promissory notes and accrued interest into common stock	2,888	—
Charge for fair market value of beneficial conversion feature	2,954	—
Conversion of demand notes into common stock	250	—
Deferred compensation exchanged for common stock and warrants	$—	$196
Issuance of common stock for services	$—	$75

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.
Notes to Consolidated Financial Statements

1.	Business

Sun BioPharma, Inc. and its wholly-owned subsidiary Sun BioPharma Australia Pty Ltd. (collectively “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a second indication in chronic pancreatitis. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”). Sun BioPharma, Inc. was incorporated under the laws of the State of Delaware on September 21, 2011. Sun BioPharma Australia Pty Ltd was established on May 24, 2013, and incorporated under the laws of Australian Securities and Investments Commission.

Effective November 7, 2017, we implemented a 1-for-10 reverse split of our common stock. The reverse stock split was approved by our stockholders as of September 12, 2017, and was intended to increase the market price per share of our common stock to a level that qualifies for listing on the Nasdaq Capital Market. Concurrent with the reverse stock split, there was a 50% reduction in the number of shares authorized for issuance by the Company. All references to share and per share amounts included in these Consolidated Financial Statements have been retroactively restated to reflect the reverse split. Our common stock is currently traded on the over-the-counter markets through the OTCQB marketplace.

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

We have incurred losses of $29.2 million since our inception in 2011. For the year ended December 31, 2017, we incurred a net loss and negative cash flows from operating activities of $10.4 million and $3.4 million, respectively. We expect to incur substantial losses for the foreseeable future, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and the clinical development of our primary product candidate, SBP-101. As of December 31, 2017, we had cash of $152,000, negative working capital of $3.4 million and stockholders’ deficit of $3.7 million. The Company’s principal sources of cash have included the issuance of convertible debt and equity securities.

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

On March 1, 2016 we instituted substantial salary deferrals for all senior employees in order to conserve cash. Effective October 1, 2017, we entered into second amendments to the previously disclosed employment agreements, as amended, with our Executive Chairman, Michael T. Cullen, M.D., M.B.A., our President and Chief Executive Officer, David B. Kaysen, our Chief Financial Officer, Scott Kellen and our Chief Medical Officer, Suzanne Gagnon, M.D. (the “Employees”). For Dr. Cullen, Mr. Kaysen and Dr. Gagnon, the Amendments established new annual base salaries representing a 25% reduction from prior levels. Mr. Kellen’s annual base salary remained unchanged. The Amendments also discontinued further salary deferrals. As of December 31, 2017, the total accrued wages for these officers was $1.1 million. On February 27, 2018, these officers agreed to waive their rights to receive the accrued wages in exchange for non-qualified stock option grants. See Note 11 entitled “Subsequent Events.”

Subsequent to the end of 2017, on February 20, 2018 and March 16, 2018 we entered into the 2018 Purchase Agreements with a number of accredited purchasers. Pursuant to these closings under the 2018 Purchase Agreements, we issued 252,200 shares of common stock and warrants to purchase up to an aggregate of 252,200 additional shares, resulting in gross proceeds of $1.3 million. See Note 11 titled “Subsequent Events” for further details.

Our future success is dependent upon our ability to obtain additional financing, the success of our development efforts, our ability to demonstrate clinical progress for our SBP-101 product candidate in the United States or other markets and ultimately our ability to market and sell our SBP-101 product candidate. If we are unable to obtain additional financing when needed, if our clinical trials are not successful, if we are unable to obtain marketing approval, we would not be able to continue as a going concern and would be forced to cease operations and liquidate our company.

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

Beneficial conversion feature

For convertible debt where the rate of conversion is below fair market value for our common stock, the Company records a charge for the beneficial conversion feature (“BCF”) and related debt discount which is presented as a direct deduction from the carrying amount of the related debt. The discount is amortized to interest expense over the life of the debt.

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

We charge research and development costs, including clinical trial costs, to expense when incurred. Our human clinical trials are performed at clinical trial sites and are administered jointly by us with assistance from contract research organizations (“CROs”). Costs of setting up clinical trial sites are accrued upon execution of the study agreement. Expenses related to the performance of clinical trials generally are accrued based on contracted amounts and the achievement of agreed upon milestones, such as patient enrollment, patient follow-up, etc. We monitor levels of performance under each significant contract, including the extent of patient enrollment and other activities through communications with the clinical trial sites and CROs, and adjust the estimates, if required, on a quarterly basis so that clinical expenses reflect the actual effort expended at each clinical trial site and by each CRO.

We expense costs associated with obtaining licenses for patented technologies when it is determined there is no alternative future use of the intellectual property subject to the license.

Stock-based compensation

In accounting for stock-based incentive awards we measure and recognize the cost of employee and non-employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation cost is recognized ratably using the straight-line attribution method over the vesting period, which is considered to be the requisite service period. We record forfeitures in the periods in which they occur. Compensation expense for performance-based stock option awards is recognized when “performance” has occurred or is probable of occurring.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted rates, for each of the jurisdictions in which the Company operates, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2017 and 2016. See Note 10 for additional information. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations and Comprehensive Loss.

Foreign currency translation

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive gain (loss) in the Consolidated Statements of Operations and Comprehensive Loss. During the years ended December 31, 2017 and 2016, any reclassification adjustments from accumulated other comprehensive gain to operations were inconsequential.

Grant Income

Grant income is derived from a one-time grant awarded to the Company by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health (the “Grant Agreement”). The total grant awarded under the Grant Agreement was $225,000 and is intended to fund studies of SBP-101 as a potential treatment for pancreatitis. Grant income is recognized as a non-operating income when the related research and development expenses are incurred, terms of the grant have been complied with and the Company is eligible for reimbursement under the Grant Agreement.

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

The following table summarizes our calculation of net loss per common share for the periods (in thousands, except share and per share data):

	December 31,
	2017	2016
Net loss	$(10,374)	$(5,112)
Weighted average shares outstanding—basic and diluted	3,566,098	3,106,846
Basic and diluted net loss per share	$(2.91)	$(1.65)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Year Ended December 31,
	2017	2016
Employee and non-employee stock options	733,960	701,960
Estimated common shares issuable upon conversion of notes payable and accrued interest	319,193	246,666
Common shares issuable under common stock purchase warrants	151,500	361,500
	1,204,653	1,310,126

Recently adopted accounting pronouncement

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance in ASU 2016-09 is intended to simplify aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, statutory withholding requirements, and classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 during the year ended December 31, 2017, did not have any impact on the Consolidated Financial Statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-11, during the year ended December 31, 2017, did not have any impact on the Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in the Accounting Standards Codification Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard requires the immediate recognition of all excess tax benefits and deficiencies in the income statement, and requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2016-02 during the year ended December 31, 2017, did not have any impact on the Consolidated Financial Statements and related disclosures.

5.     Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Deferred payroll and related expenses	$1,094	$637
Clinical trial related expense	95	97
Professional services	61	70
Product and process development expenses	—	29
Other	470	970
Total accrued liabilities	$1,254	$842

6.     Indebtedness

2017 Convertible notes payable

On each of February 17, March 3, March 10 and March 17, 2017, we entered into Note Purchase Agreements (the “Note Agreements”) with a number of accredited investors in private transactions. Pursuant to these Note Agreements, we sold convertible promissory notes (the “2017 Notes”) raising gross proceeds of approximately $3.1 million. The 2017 Notes are scheduled to mature on December 1, 2018 and bear interest at a rate of 5.0% per year. Principal and accrued interest on the 2017 Notes are payable at maturity. The Company may prepay the 2017 Notes in whole or in part at any time without penalty or premium. The 2017 Notes are convertible into shares of common stock or other securities of the Company upon the occurrence of a Qualified Financing, including the sale of equity securities or a strategic partnership, raising gross proceeds of at least $2.0 million on or before the maturity of the 2017 Notes or upon the request of a holder of any 2017 Note at a fixed conversion rate of $10.10 per share. Upon issuance, the 2017 Notes were convertible into our common stock at a conversion rate of $10.10 per share. The fair market value of our stock on the dates of issuance ranged from $15.00 to $39.00 per share. Therefore the 2017 Notes contained a beneficial conversion feature with an aggregate intrinsic value of approximately $3.0 million, which was recorded as a debt discount and is presented as a direct deduction from the carrying value of the 2017 Notes. The discount will be amortized through interest expense over the life of the 2017 Notes. Upon the occurrence of certain events of default, the 2017 Notes require the Company to repay the unpaid principal amount of the Notes and any unpaid accrued interest. The Company has used the net proceeds from the sales of the Notes to further the clinical development of SBP-101 and for working capital and general corporate purposes.. One of our stockholders, who beneficially owns more than 10% of our common stock, purchased $200,000 of the 2017 Notes.

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

The following table sets forth the changes in convertible and demand notes payable during the year ended December 31, 2017 (in thousands):

	Convertible Notes Payable
	Principal	Accrued Interest	Demand Notes
Principal value at December 31, 2016	$2,775	$105	$250
Accrued interest	—	159	—
Aggregate principal value of 2017 Notes sold	3,076	—	—
Aggregate principal value of 2013 Notes and accrued interest converted into common stock	(2,750)	(138)	—
Aggregate principal value of Demand Notes converted into common stock	—	—	(250)
Principal value at December 31, 2017	$3,101	$126	$—

Term debt

On October 26, 2012, we entered into an unsecured loan agreement (the “Agreement”) with the Institute for Commercialization of Public Research, Inc. (the “Institute”). Under the terms of the agreement, we borrowed $300,000 at a fixed interest rate of 4.125%. No principal or interest payments were due until the maturity date, October 26, 2017, unless a mandatory repayment event occurred. Effective October 26, 2017, we entered into an amendment to our unsecured loan agreement with the Institute. Under the terms of the amendment the maturity date of the note was extended to May 1, 2019 with monthly payments of $10,000 to begin on May 1, 2018 with the remaining balance due in full on May 1, 2019. The monthly payments will apply first to accrued and unpaid interest.

Debt issuance costs

The following table summarizes the deferred financing costs which are presented as a direct reduction of the carrying amount of their related debt liabilities (in thousands):

	December 31, 2017		December 31, 2016
	Convertible Notes Payable	Term Debt	Convertible Notes Payable	Long-Term Debt
Loan principal amount	$3,101	$300	$2,775	$300
Deferred financing costs	16	37	105	37
Accumulated amortization	(7)	(37)	(63)	(31)
Unamortized balance	9	—	42	6
Discount on debt	2,954
Accumulated amortization	(1,387)
Unamortized balance	1,567
Loan carrying amounts, net	$1,525	$300	$2,733	$294

We recorded amortization of debt issuance costs of $56,000 and $28,000 for the years ended December 31, 2017 and 2016, respectively, which is included in interest expense in the accompanying Consolidated Statements of Operations and comprehensive loss.

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

In addition, the company is subject to five remaining milestone payments under the license agreement.

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

The license agreement is subject to customary and usual termination provisions. The Company must also pay an annual license maintenance fee of $10,000. Accordingly, we recorded $10,000 as a license expense in the accompanying 2017 and 2016 Consolidated Statements of Operations and Comprehensive Loss.

On January 4, 2016, we enrolled the first patient in our Phase 1 clinical trial of SBP-101 in patients with previously treated pancreatic cancer. Accordingly, we recorded a milestone obligation of $50,000 as a license expense as of this date which is included in general and administrative expenses in the accompanying 2016 Consolidated Statement of Operations and Comprehensive Loss.

Clinical trials

We have recently concluded a Phase 1 study in patients with previously treated pancreatic cancer. Patient enrollment began in January 2016 and was completed in September 2017. In total, 29 patients were enrolled at four study sites in the United States and Australia. This study was a performed to evaluate the safety profile of SBP-101 as a monotherapy. Final collection and processing study data and production of the final study report are expected to be completed by the middle of 2018.

Based upon the results of our first study we have initiated a Phase 1a/1b first-line dose-escalation study of SBP-101 in combination with gemcitabine and nab-paclitaxel in newly diagnosed patients with metastatic pancreatic cancer. It is anticipated that the first patient will be enrolled in early Q2 2018. Additional clinical trials will be subsequently required if the results of the Phase 1a/1b pancreatic cancer trial are positive. We estimate the total time and cost to obtain FDA and EU approval and bring SBP-101 to market is 5 to 6 years and up to two-hundred million dollars ($200 million), however, such time and cost estimates are subject to significant variability and subject to change depending on the results of current and future clinical trials. Clinical trial costs are expensed as incurred.

Indemnification of directors and officers

The Company, as permitted under Delaware law and in accordance with its bylaws, will indemnify and advance expenses to its directors and officers to the fullest extent permitted by law or, if applicable, pursuant to indemnification agreements. They further provide that we may choose to indemnify other employees or agents of our Company from time to time. The Company has secured insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to the Company. As of December 31, 2017, there was no pending litigation or proceeding involving any director or officer of the Company as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company, the Company has been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these obligations as of December 31, 2017 or 2016.

8.	Stockholders’ Deficit

Private placement, resale registration

On each of June 10, June 24, August 11 and September 2, 2016, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with the purchasers named therein, pursuant to which we sold an aggregate of 222,100 shares of common stock (the “Purchased Shares”) and warrants (the “Warrants”) to purchase an aggregate of 111,050 shares of common stock (the “Warrant Shares”). The purchase price for each unit, consisting of one share of common stock and a warrant to purchase one-half share of common stock, was $10.00. The Warrants are exercisable for a period of five years from their respective date of issuance at an exercise price of $15.00 per share. The Company received aggregate gross proceeds of $1.9 million from the Purchase Agreements closings under these private placement transactions and an additional $196,000 was invested by management through the conversion of previously deferred compensation. As of December 31, 2017, 108,550 of the Warrants remained outstanding.

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

Authorized capital stock

Effective November 7, 2017, we implemented a 1-for-10 reverse split of our common stock. No fractional shares were issued in connection with the reverse stock split. Stockholders received a proportionate cash payment for any fractional shares based upon the closing price of our common stock on the effective date of the reverse stock split. The reverse stock split did not affect the par value of our common stock, however, concurrent with the reverse stock split, the number of shares of common and preferred stock authorized for issuance by the Company was reduced by 50% to 100,000,000 and 10,000,000, respectively. Proportional adjustments were also made to the Company’s 2016 Omnibus Incentive Plan, outstanding stock options, warrants and outstanding convertible notes payable. All references to share and per share amounts included in these Consolidated Financial Statements have been retroactively restated to reflect the reverse split.

Shares reserved

Shares of common stock reserved for future issuance are as follows:

December 31, 2017
Stock options outstanding	733,960
Shares available for grant under the 2016 Omnibus Equity Incentive Plan	1,060,400
Estimated common shares issuable upon conversion of notes payable and accrued interest	319,193
Common shares issuable under common stock purchase warrants	151,500
Total	2,265,053

9.	Stock-Based Compensation

2016 Omnibus Incentive Plan

The Sun BioPharma, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders at our annual meeting of stockholders on May 17, 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 1,500,000 shares of common stock are reserved for issuance. As of December 31, 2017, options to purchase 439,600 shares of common stock were outstanding under the 2016 Plan.

2011 Stock Option Plan

The Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”) was adopted by our Board of Directors in September 2011 and approved by our stockholders in January 2012. In conjunction with stockholder approval of the 2016 Plan, the Board terminated the 2011 Plan, although awards outstanding under the 2011 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of December 31, 2017, options to purchase 294,360 shares of common stock remained outstanding under the 2011 Plan.

We recognize stock-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows:

	Shares Available for Grant	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2015	610,226	346,360	$2.70	$23,300,785
Shares Reserved	889,774	—	—
Granted	(385,600)	385,600	15.10
Exercised	—	—	—
Cancelled	—	(30,000)	3.18

Balances at December 31, 2016	1,114,400	701,960	$9.50	$3,896,235
Granted	(54,000)	54,000	10.00
Exercised	—	(22,000)	1.25
Cancelled	—	—	—

Balances at December 31, 2017	1,060,400	733,960	$9.79	$2,121,985

A summary of the status of our unvested shares during the year ended and as of December 31, 2017 is as follows:

	Shares Under Option	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	298,400	$9.47
Granted	54,000	9.48
Vested	(217,200)	8.79
Forfeitures	—	—
Unvested at December 31, 2017	135,200	$9.31

Information about stock options outstanding, vested and expected to vest as of December 31, 2017, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
				Weighted Average			Weighted Average
				Remaining	Weighted		Remaining
Per Share				Contractual	Average	Options	Contractual
Exercise Price			Shares	Life (Years)	Exercise Price	Exercisable	Life (Years)
$0.88	–	1.10	38,360	4.83	$1.00	38,360	4.83
2.28	–	2.50	42,000	6.11	2.47	42,000	6.11
	3.18		214,000	7.17	3.18	214,000	7.17
10.00	–	10.10	54,000	9.55	10.00	50,000	9.99
	15.10		385,600	8.51	15.10	254,400	8.64
			733,960	7.87	$9.79	598,760	7.81

The cumulative grant date fair value of options vested during the years ended December 31, 2017 and 2016 was $1.9 million and $336,000, respectively. Total proceeds received for options exercised during the years ended December 31, 2017 and 2016 were $28,000 and $0, respectively.

As of December 31, 2017 and 2016, total compensation expense related to unvested employee stock options not yet recognized was $1.0 million and $1.9 million, respectively, which is expected to be allocated to expenses over a weighted-average period of 0.95 and 1.95 years, respectively.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for options issued by the Company for the years ended December 31, 2017 and 2016:

	2017			2016
Common stock fair value	$10.00	–	$29.80		$15.10
Risk-free interest rate	1.43	-	2.23%	1.56	-	2.04%
Expected dividend yield		0%			0%
Expected option life (years)	2.25	-	5.5	3.5	-	5.75
Expected stock price volatility	75.0	–	78.0%		75.0%

Nonemployee stock-based compensation

We account for stock options granted to nonemployees in accordance with FASB ASC 505. In connection with stock options granted to nonemployees, we recorded $495,000 and $557,000 for nonemployee stock-based compensation during the years ended December 31, 2017 and 2016, respectively. These amounts were based upon the fair values of the vested portion of the grants. Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.

Stock-based payments

In the first quarter of 2016, our Board of Directors authorized the issuance of 3,750 shares of our common stock to two vendors who agreed to provide services to the Company upon terms that provided for a portion of their consideration to be paid in shares of our common stock. The fair value of each share of common stock was determined by our Board of Directors, and accordingly, we recorded a charge of $75,000.

10.     Income Taxes

We have incurred net operating losses since inception. We have not reflected the benefit of net operating loss carryforwards in the accompanying financial statements and have established a full valuation allowance against our deferred tax assets.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. On December 22, 2017 the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) became law. The Tax Act enacted significant tax law changes, largely effective for tax years beginning after December 31, 2017. The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018, for all corporations. GAAP requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, therefore we have revalued our deferred tax assets and liabilities as of December 22, 2017. As a result of the revaluation of our deferred tax assets and liabilities, we have reduced the value of our deferred tax asset and the related valuation allowance as of December 31, 2017, by $1.8 million.

At December 31, 2017 and 2016, the Company had an income tax receivable of $420,000 and $321,000, respectively, comprised of refundable tax incentives related to research and development activities of our subsidiary Sun BioPharma Australia Pty Ltd.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as operating losses and tax credit carryforwards.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$3,440	$3,550
Research credit carryforwards	235	235
Stock-based compensation	530	420
Accrued expenses	236	188
Beneficial conversion feature, net	(338)	—
Other	(24)	79
Total deferred tax asset, net	4,079	4,472
Valuation allowance	(4,079)	(4,472)
Net deferred tax asset	$—	$—

Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry-forward period. Because of our history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, we have provided a full valuation allowance.

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended December 31,
	2017	2016
Statutory rate	34.0%	34.0%
Permanent differences	(13.5)	(4.0)
Change in effective tax rates	(17.2)	—
Valuation allowance	(6.6)	(30.7)
Foreign research incentives	3.8	—
Deferred true-up	3.0	—
State tax rate true-up	—	0.6
Other	0.3	(0.1)
Effective rate	3.8%	0.0%

Net operating losses and tax credit carryforwards as of December 31, 2017, are as follows:

	Amount (In thousands)	Expiration Years
Net operating losses—federal	$12,958	Beginning 2031
Tax credits—federal	235	Beginning 2041

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the IRC, and similar state provisions. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

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

11.     Subsequent Events

Sale of common stock and stock purchase Warrants

On  February 20, 2018 and March 16, 2016, we entered into the 2018 Purchase Agreements with certain accredited investors and completed closings on those dates. Pursuant to these closings, we sold units, each consisting of a share of common stock and a warrant to purchase one share of common stock. A total of 252,200 units were issued in these closings consisting of an aggregate of 252,200 shares of our common stock and warrants to purchase up to an aggregate of 252,200 additional shares of common stock. The purchase price for each unit was $5.00 and the Warrants will be exercisable for a period of three years from the date of issuance at an exercise price of $5.00. We received aggregate gross proceeds of $1.3 million in these private placement transactions, of which $95,000 was received from directors and officers of our Company or its subsidiary. Pursuant to the 2018 Purchase Agreements, we may be required to file a registration statement with the SEC covering the resale of the shares issued and/or warrant shares issuable thereunder.

Employment agreement amendments and waiver of rights to accrued compensation

Effective February 27, 2018, Sun BioPharma, Inc. (the “Company”) entered into waivers and third amendments (collectively, the “Amendments”) to the previously disclosed employment agreements, as amended (the “Agreements”), with our Executive Chairman, Michael T. Cullen, M.D., M.B.A., our President and Chief Executive Officer, David B. Kaysen, and our Chief Financial Officer, Scott Kellen, each of whom is an executive officer of the Company (collectively, the “Executives”), and our Chief Medical Officer, Suzanne Gagnon, M.D. (together with the Executives, the “Employees”). Dr. Cullen, Mr. Kaysen and Dr. Gagnon are also current members of the Company’s Board of Directors.

For each of the Employees, the Amendments waive the contingent payment of previously accrued wages and/or equity that had been established by the amendments to the Agreements dated October 1, 2017, each of which could have become due on or before June 30, 2018, upon a change of control or the Company’s completion of an underwritten public offering of its common stock. The total accrued wages waived by the Employees was $1.1 million as of December 31, 2017. The Amendments also entitled Dr. Cullen, Mr. Kaysen, Mr. Kellen and Dr. Gagnon to grants of new non-qualified stock options to purchase up to 100,000 shares, 50,000 shares, 25,000 shares and 95,000 shares of Company common stock, respectively, at an exercise price equal to fair market value as of the date of grant. These options vested upon grant and have option terms of 10 years. The options were granted under the Company’s 2016 Omnibus Incentive Plan effective as of February 27, 2018.