Form 10-Q
period 2018-03-31
Sun BioPharma, Inc.
filed 2018-05-14
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 000-55242

Sun BioPharma, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0543922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

On May 11, 2018, there were 4,093,852 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

Sun BioPharma, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$1,169	$152
Prepaid expenses and other current assets	152	195
Income tax receivable	448	420
Total current assets	1,769	767
Other noncurrent assets	56	—
Total Assets	$1,825	$767
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,222	$1,196
Accrued expenses	94	1,254
Deposits	350	—
Convertible notes payable, net	1,955	1,525
Term debt, current portion	50	14
Accrued interest	224	181
Total current liabilities	3,895	4,170

Long-term liabilities:
Term debt, noncurrent portion	250	286
Total long-term liabilities	250	286

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 4,093,852 and 3,841,652 shares issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	28,678	25,625
Accumulated deficit	(30,906)	(29,153)
Accumulated comprehensive loss	(96)	(165)
Total stockholders’ deficit	(2,320)	(3,689)
Total liabilities and stockholders’ deficit	$1,825	$767

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses
General and administrative	$658	$1,250
Research and development	580	744
Operating loss	(1,238)	(1,994)

Other income (expense):
Grant income	10	—
Interest expense	(473)	(199)
Loss on induced debt conversions	—	(3,696)
Other income	(80)	164
Total other expense	(543)	(3,731)

Loss before income tax benefit	$(1,781)	$(5,725)

Income tax benefit	28	152

Net loss	(1,753)	(5,573)
Foreign currency translation adjustment gain (loss)	69	(162)
Comprehensive loss	$(1,684)	$(5,735)

Basic and diluted net loss per share	$(0.45)	$(1.73)
Weighted average shares outstanding – basic and diluted	3,927,296	3,221,229

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)
Balances at January 1, 2018	3,842	$4	$25,625	$(29,153)	$(165)	$(3,689)
Sale of common stock and warrants	252	—	1,261	—	—	1,261
Stock-based compensation	—	—	1,792	—	—	1,792
Net loss	—	—	—	(1,753)	—	(1,753)
Foreign currency translation adjustment, net of taxes of $0	—	—	—	—	69	69
Balances at March 31, 2018	4,094	$4	$28,678	$(30,906)	$(96)	$(2,320)

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,753)	$(5,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on induced debt conversions	—	3,696
Stock-based compensation	698	920
Amortization of debt discount	427	106
Amortization of debt issuance costs	2	44
Non-cash interest expense	43	10
Changes in operating assets and liabilities:
Income tax receivable	(36)	(144)
Prepaid expenses and other current assets	(15)	38
Accounts payable	111	(367)
Accrued liabilities	(65)	198
Net cash used in operating activities	(588)	(1,072)

Cash flows from financing activities:
Net proceeds from the sale of convertible promissory notes	—	3,059
Deposits received for possible future stock sales	350	—
Proceeds from sale of common stock and warrants	1,261	—
Proceeds from the exercise of stock options	—	7
Net cash provided by financing activities	1,611	3,066

Effect of exchange rate changes on cash	(6)	10
Net increase in cash	1,017	2,004
Cash at beginning of period	152	438
Cash at end of period	$1,169	$2,442

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$21	$—

Supplemental disclosure of non-cash transactions:
Conversion of promissory notes and accrued interest into common stock	$—	$2,888
Intrinsic value of beneficial conversion feature in convertible notes	—	2,954
Conversion of demand notes into common stock	—	250
Options granted in exchange for release from contingent payment obligations	1,094	—

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.
Notes to Condensed Consolidated Financial Statements

1.     Business

Sun BioPharma, Inc. and its wholly-owned subsidiary Sun BioPharma Australia Pty Ltd. (collectively “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a second indication in chronic and recurrent acute pancreatitis. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

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

We have incurred losses of $30.9 million since our inception in 2011. For the three months ended March 31, 2018, we incurred a net loss of $1.8 million, which includes a non-cash credit of $1.1 million related to the waiver of contingent payment rights by certain employees offset by $1.8 million of stock-based compensation expense. We also incurred negative cash flows from operating activities of $0.6 million for this period. During this same period, we raised $1.6 from the sale of equity securities. We expect to incur substantial losses for the foreseeable future, which will typically generate negative net cash flows from operating activities, as we continue to pursue development activities and seek to commercialize our initial product candidate, SBP-101. As of March 31, 2018, we had cash of $1.2 million, working capital deficit of $2.1 million due primarily to the current portion of convertible debt, and stockholders’ deficit of $2.3 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm, included a paragraph emphasizing this going concern uncertainty in their audit report regarding our 2017 financial statements dated March 21, 2018. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our SBP-101 product candidate. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 4 titled “Liquidity and Management’s Plans.”

3.     Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2017 was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in our most recent filed Annual Report on Form 10-K and our other filings with the SEC. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The Company has evaluated the impact of this revised guidance on its financial statements and determined it had no material impact.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. This ASUs is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. The Company has evaluated the impact of this revised guidance on its financial statements and determined it had no material impact.

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

Between March 1, 2016 and September 30, 2017, we accrued a portion of cash base salaries for all senior employees in an effort to conserve cash. In lieu of a portion of base salary, the affected employees were entitled to receive a cash payment in an amount equal to the foregone salary. The cash payment would have become due upon a change of control or the issuance of equity securities resulting in cash gross proceeds of $10 million or more. As of December 31, 2017, the contingent payments under these arrangements totaled $1.1 million. On February 27, 2018, each of the affected employees agreed to waive their rights to receive the contingent payments in exchange for common stock options. See Note 6, titled “Employment agreement amendments and waiver of contingent payment rights.”

On  February 20, 2018, we entered into a Securities Purchase Agreement (the “2018 Purchase Agreement”) with certain accredited investors and completed an initial closing on the same date. Pursuant to the initial closing, we sold a total of 168,000 shares of common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock. The warrants issued under the 2018 Purchase Agreement will be exercisable for a period of three years from the date of issuance at an exercise price of $5.00 per share. On March 16, 2018 we completed an additional closing under the 2018 Purchase Agreement, resulting in the sale of an additional 84,200 shares of common stock and warrants to purchase up to the same number of additional shares of common stock. We have received aggregate gross proceeds totaling $1.26 million pursuant to private placements under the 2018 Purchase Agreement, of which $95,000 was received from directors and officers of the Company or its subsidiary. The 2018 Purchase Agreement contemplates subsequent closings that could result in up to an additional 1,747,800 units (each consisting of one share of common stock and a warrant to purchase one additional share of common stock).

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

Beneficial Conversion Feature

For convertible debt where the rate of conversion is below fair market value for our common stock, the Company records a "beneficial conversion feature" ("BCF") and related debt discount that is presented as a direct deduction from the carrying amount of the related debt and as an increase to additional paid-in capital. The debt discount is amortized through interest expense over the life of the related debt.

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

Stock-based compensation

In accounting for stock-based incentive awards we measure and recognize the cost of employee and non-employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Calculating stock-based compensation expense requires the input of highly subjective assumptions, which represent our best estimates and involve inherent uncertainties and the application of management’s judgment. Compensation cost is recognized ratably using the straight-line attribution method over the vesting period, which is considered to be the requisite service period. The performance date for non-employee awards is generally not met until the individual award vests. Accordingly, we re-measure the current fair value each quarter until the award vests. Compensation expense for performance-based stock option awards is recognized when “performance” has occurred or is probable of occurring.

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

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity (deficit). During the three-month periods ended March 31, 2018 and 2017, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

Comprehensive loss

Comprehensive loss consists of our net loss and the effects of foreign currency translation.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect would be anti-dilutive or reduce a net loss per share. The Company’s potential dilutive shares, which include outstanding common stock options and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Employee and non-employee stock options	1,097,960	700,960
Common shares issuable upon conversion of notes payable	322,947	307,838
Common shares issuable under common stock purchase warrants	403,700	361,550
	1,824,607	1,370,298

6.     Employment agreement amendments and waiver of contingent payment rights

Effective February 27, 2018, we entered into waivers and third amendments (collectively, the “Amendments”) to the previously disclosed employment agreements, as amended (the “Agreements”), with our Executive Chairman, Michael T. Cullen, M.D., M.B.A., our President and Chief Executive Officer, David B. Kaysen, and our former Chief Financial Officer, Scott Kellen, each of whom was an executive officer of the Company (collectively, the “Executives”), and our Chief Medical Officer, Suzanne Gagnon, M.D. (together with the Executives, the “Employees”). Dr. Cullen, Mr. Kaysen and Dr. Gagnon are also current members of the Company’s Board of Directors.

For each of the Employees, the Amendments waived the contingent cash payment and/or equity payments that had been established by the amendments to the Agreements dated October 1, 2017, each of which could have become due upon a change of control or the Company’s completion of an underwritten public offering of its common stock before June 30, 2018. The potential payments waived by the Employees totaled $1.1 million at the time of the amendments and was recorded as a reduction in salary expense. The Amendments also entitled Dr. Cullen, Mr. Kaysen, Mr. Kellen and Dr. Gagnon to grants of new non-qualified stock options to purchase up to 100,000 shares, 50,000 shares, 25,000 shares and 95,000 shares of Company common stock, respectively, at an exercise price equal to fair market value as of the date of grant. These options vested upon grant and have option terms of 10 years. The options were granted under the Company’s 2016 Omnibus Incentive Plan effective as of February 27, 2018 and had a fair value of approximately $1.3 million which was recorded as stock-based compensation expense.

7.     Stockholders’ Equity (Deficit)

Private Placement

During the quarter ended March 31, 2018, we issued an aggregate of 252,200 shares of our common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock pursuant to closings under the 2018 Purchase Agreements. Total proceeds from the sale of common stock and warrants was $1.26 million. Pursuant to the 2018 Purchase Agreements, we may be required to file a registration statement with the SEC covering the resale of the shares issued and/or warrant shares issuable thereunder. See Note 4, titled “Liquidity and Management’s Plans.”

As of March 31, 2018, we held additional payments totaling $350,000 that were held pending an additional closing under the 2018 Purchase Agreements. These funds are unavailable for any use by the Company as of the end of the quarter and are presented as Deposits in the accompanying March 31, 2018 Condensed Consolidated Balance Sheet. Notwithstanding the Deposits, the timing of any additional closing under the 2018 Purchase Agreement is not certain and we cannot assure you that an additional closing will occur or that one or more of the subscriptions represented by the Deposits will not be withdrawn in advance of such a closing.

Shares reserved

Shares of common stock reserved for future issuance are as follows:

March 31, 2018
Common stock issuable under outstanding common stock options	1,097,960
Shares available for grant under equity incentive plan	696,400
Estimated common shares issuable upon conversion of notes payable	322,947
Common shares issuable under outstanding common stock purchase warrants	403,700
Total	2,521,007

8.     Stock-based Compensation

2016 Omnibus Incentive Plan

The Sun BioPharma, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. Under the 2016 Plan, a total of 1,500,000 shares of common stock were initially reserved for issuance. As of March 31, 2018, options to purchase 803,600 shares of common stock were outstanding under the 2016 Plan and 696,400 shares remained available for future awards.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the receipt of stockholder approval for the 2016 Plan. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of March 31, 2017, options to purchase 294,360 shares of common stock remained outstanding under the 2011 Plan.

Stock-based Compensation Expense

General and administrative and research and development expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 31, 2018 vest based upon time-based and performance conditions. We expect to record additional non-cash compensation expense in the future, which may be significant.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Research and development	$727	$119
General and administrative	1,065	801
Total stock-based compensation	$1,792	$920

A summary of option activity is as follows:

	Shares Available for Grant	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2017	1,060,400	733,960	$9.79	$2,121,985
Granted	(364,000)	364,000	7.59
Exercised	—	—	—
Cancelled	—	—	—
Balances at March 31, 2018	696,400	1,097,960	$9.06	$944,545

Information about stock options outstanding, vested and expected to vest as of March 31, 2018, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$0.88	–	1.10	38,360	4.59	$1.04	38,360	4.59
2.28	–	2.50	42,000	5.87	2.47	42,000	5.87
	3.18		214,000	6.93	3.18	214,000	6.93
6.10	–	8.10	364,000	8.59	7.59	270,000	9.91
10.00	–	10.10	54,000	9.31	10.00	52,000	9.52
	15.10		385,600	8.26	15.10	302,713	8.44
			1,097,960	7.94	$9.06	919,073	8.30

Nonemployee stock-based compensation

We account for stock options granted to nonemployees in accordance with FASB Accounting Standards Codification Topic 505. In connection with stock options granted to nonemployees, we recorded $0.2 million and $0.4 million for nonemployee share-based compensation during the three months ended March 31, 2018 and 2017, respectively. These amounts were based upon the fair values of the vested portion of the grants. Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three months ended March, 31, 2018 and 2017:

	2018			2017
Common stock fair value		$6.00		$10.10	-	$29.80
Risk-free interest rate	2.27%	-	2.5%		1.52%
Expected dividend yield		0%			0%
Expected option life (years)	2.0	–	5.5		3.25
Expected stock price volatility		72%			75%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Sun BioPharma, Inc., and its wholly-owned subsidiary, Sun BioPharma Australia Pty Ltd. (collectively “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a second indication in chronic and recurrent acute pancreatitis. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

In August 2015, the U.S. FDA granted an Investigational New Drug (“IND”) approval for our SBP-101 product candidate from January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of our current Phase 1 trial. We estimate that completion of our Phase 1 clinical trial in pancreatic cancer and the completion of necessary preclinical development work and initiation of a Phase 1 clinical trial in pancreatitis, will require additional funding of at least $10 million. Additional clinical trials will likely be required for FDA or other similar approvals if the results of the first clinical trial of our SBP-101 product candidate is positive. We estimate that the additional time and cost to obtain FDA and European Medicines Agency (“EMA”) approval and to bring our SBP-101 product candidate to market in these two indications will be 6 to 7 years with related costs up to $200 million.

Financial Overview

We have incurred losses of $30.9 million since inception. For the three months ended March 31, 2018, we incurred a net loss of $1.8 million. We also incurred negative cash flows from operating activities of $0.6 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash was $1.2 million as of March 31, 2018, compared to $0.2 million as of December 31, 2017.

The increase in cash was primarily due to net proceeds from the sales of shares of equity securities in a private placement to accredited investors pursuant to closings under the Securities Purchase Agreement (the “2018 Purchase Agreement”) dated February 20, 2018.

Between March 1, 2016 and September 30, 2017, we accrued a portion of cash base salaries for all senior employees in an effort to conserve cash. As of December 31, 2017, the contingent payments under these arrangements totaled $1.1 million, which was reflected as accrued compensation expense. On February 27, 2018, each of the affected employees agreed to waive their rights to receive the contingent payments in exchange for common stock options.

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

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended March 31,
	2018	2017	Percent Change
Operating expenses:
General and administrative	$658	$1,250	-47.4%
Research and development	580	744	-22.0
Total operating expenses	1,238	1,994	-37.9

Other income (expense), net	(543)	(3,731)	-85.4
Income tax benefit	28	152	-81.6

Net loss	$(1,753)	$(5,573)	-68.5%

Research and development and general and administrative expenses include non-cash share-based compensation expense as a result of our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 31, 2018 vest upon performance and time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$727	$119
General and administrative	1,065	801
Total stock-based compensation	$1,792	$920

General and administrative expense

Our general and administrative (“G&A”) expenses decreased 47.4% to $0.7 million in the first quarter of 2018 down from $1.2 million in the first quarter of 2017. The increase in stock compensation expense associated with the waiver of contingent payment rights by certain employees was mostly offset by the corresponding decrease in salary expense in the quarter. The net decrease in G&A expenses is primarily the result of a decrease in stock-based compensation expense excluding the expense of options granted for the waiver.

Research and development expense

Our research and development (“R&D”) expenses decreased 22% to $0.6 million in the first quarter of 2018 down from $0.7 million in the first quarter of 2017. The decrease was due primarily to decreased salary expense associated with fewer employees and other expenses reduced due to the completion of the Company’s dose escalation phase clinical study in late 2017.

Other expense, net

Other income and expense, net, was a net expense of $0.5 million and $3.7 million for the three months ended March 31, 2018 and 2017, respectively. Other expenses in the quarter ended March 31, 2018 was primarily the interest expense on convertible notes. In the quarter ended March 31, 2017 other expense includes a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest and $250,000 aggregate principal amount of demand notes.

Income tax benefit

Income tax benefit decreased to $28,000 for the three-months ended March 31, 2018 down from $0.2 million during the three-months ended March 31, 2017. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2018 and December 31, 2017 and our cash flow data for the three months ended March 31, 2018 and 2017 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	March 31, 2018	December 31, 2017
Cash	$1,169	$152
Working capital (deficit)	$(2,126)	$(3,403)

	Three Months Ended March 31,
Cash Flow Data	2018	2017
Cash provided by (used in):
Operating activities	$(588)	$(1,072)
Financing activities	1,611	3,066
Effect of exchange rate changes on cash	(6)	10
Net increase (decrease) in cash	$1,017	$2,004

Working Capital

Our total cash was $1.2 million as of March 31, 2018, compared to $0.2 million as of December 31, 2017. We had $3.9 million in current liabilities, and working capital deficit of $2.1 million as of March 31, 2018, compared to $4.2 million in current liabilities and a working capital deficit of $3.4 million as of December 31, 2017.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $0.6 million in the three-months ended March 31, 2018 compared to $1.1 million in the three-months ended March 31, 2017. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities. In the three months ended March 31, 2017, the net loss is also offset by a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest, and $250,000 aggregate principal amount of demand notes.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.6 million and $3.1 million for the three-months ended March 31, 2018 and March 31, 2017, respectively. The cash provided in the quarter ended March 31, 2018 primarily represents $1.26 million net proceeds from sales of equity securities pursuant to the February and March closings under the 2018 Purchase Agreement. The remaining $350,000 of the funds received in the quarter ended March 31, 2018 are being held subject to an additional closing under the 2018 Purchase Agreement and are unavailable for use by the Company. The cash provided in the quarter ended March 31, 2017 primarily represents net proceeds from the sale of 2017 Notes. Notwithstanding the Deposits, the timing of any additional closing under the 2018 Purchase Agreement is not certain and we cannot assure you that an additional closing will occur or that one or more of the subscriptions represented by the Deposits will not be withdrawn in advance of such a closing.

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

Our cash was $1.2 million as of March 31, 2018, compared to $0.2 million as of December 31, 2017. We expect that we will increase our projected expenditures once we have additional capital on hand in order to continue our efforts to grow our business and complete our Phase 1 clinical trial for our SBP-101 product candidate. Accordingly, we expect to make additional expenditures in performing our Phase 1 clinical trial and related support activities. With sufficient capital, we also expect to invest in research and development efforts of follow-on products. However, we do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions.

We will need to obtain additional funds to continue our operations and execute our business plans, including completing our current Phase 1 clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

As of March 31, 2018, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities.

Pursuant to closings under the 2018 Purchase Agreement on February 20 and March 16, 2018, we have sold a total of 252,200 shares of common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock for aggregate gross proceeds totaling $1.26 million. The warrants are exercisable for a period of three years from the date of issuance at an exercise price of $5.00 per share. The 2018 Purchase Agreement contemplates subsequent closings that could result in up to an additional 1,747,800 units (each consisting of one share of common stock and a warrant to purchase one additional share of common stock).

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

Indebtedness

As of both March 31,2018, and March 31, 2017 we had $3.1 million aggregate principal amount of convertible promissory notes outstanding. Of this amount, $3,076,000 aggregate principal amount was outstanding under the 2017 Notes, which accrued interest at 5.0% per year and were convertible into common stock or other securities upon the completion of a qualified financing of at least $2.0 million on or before the maturity of the 2017 Notes, or upon the request of a holder at a fixed conversion rate of $10.10 per share. The 2017 Notes are scheduled to mature in December 2018 at which time all principal and interest will become payable.

One 2013 Note remains outstanding in a principal amount of $25,000, which accrues interest of 5% per year, payable quarterly, and is convertible into common stock at $11.25 per share. The 2013 Note is scheduled to mature on December 31, 2018. We also had $300,000 outstanding in an unsecured loan that accrues annual interest of 4.125% and is scheduled to mature on May 1, 2019 with monthly payments of $10,000 commencing on May 1, 2018.

Critical Accounting Policies and Estimates

Our significant accounting policies are set forth in notes accompanying the condensed consolidated financial statements included in this document. The accounting policies used in preparing our interim fiscal 2018 condensed consolidated financial statements are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

As of the end of the period covered by this quarterly report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 16, 2018, we issued 84,200 shares of common stock and warrants to purchase up to the same number of additional shares of common stock pursuant to a closing under the 2018 Purchase Agreement for gross proceeds of $0.4 million. The purchase price for each unit, consisting of one share of common stock and a warrant to purchase one additional share of common stock, was $5.00 and the warrants are exercisable for a period of three years from the date of issuance at an exercise price of $5.00.

The foregoing securities were issued to a limited number of persons who were “accredited investors” or “sophisticated investors,” as those terms are defined in Rule 501 of Regulation D of the U.S. Securities and Exchange Commission (“SEC”), without the use of any general solicitations or advertising to market or otherwise offer the securities for sale. None of the Units, Shares or Warrants are currently registered under the Securities Act or applicable state securities laws and none may be offered or sold in the United States absent registration under the Securities Act of 1933, as amended, or an exemption from such registration requirements. This report shall not constitute an offer to sell or the solicitation of an offer to buy any securities from the Company.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 000-55242.

Exhibit No.	Description	Manner of Filing
3.1	Certificate of Incorporation, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.1 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

3.2	Bylaws, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.2 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

Exhibit No.	Description	Manner of Filing
10.1	Form of Securities Purchase Agreement, dated February 20, 2018 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed February 26, 2018)	Incorporated by Reference

10.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed February 26, 2018)	Incorporated by Reference

10.3	2016 Omnibus Incentive Plan, as amended and restated through March 14, 2018 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 20, 2018)	Incorporated by Reference

10.4	Employment Agreement with Susan Horvath, effective as of April 17, 2018	Filed Electronically

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

101

Financial statements from the quarterly report on Form 10-Q of Sun BioPharma, Inc. for the quarter ended March 31, 2018, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN BIOPHARMA, INC.

Date: May 14, 2018	/s/ David B. Kaysen
David B. Kaysen Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2018	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)