Form 10-Q
period 2018-06-30
Sun BioPharma, Inc.
filed 2018-08-13
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 000-55242

Sun BioPharma, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0543922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

On August 13, 2018, there were 5,060,594 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Sun BioPharma, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2018
	(Unaudited)	December 31, 2017
ASSETS
Current Assets:
Cash	$905	$152
Prepaid expenses and other current assets	85	195
Income tax receivable	506	420
Total current assets	1,496	767
Other noncurrent assets	55	-
Total Assets	$1,551	$767
LIABILITITES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$936	$1,196
Accrued expenses	139	1,254
Convertible notes payable, net	25	1,525
Term debt, current portion	300	14
Accrued interest	41	181
Total current liabilities	1,441	4,170

Long-term liabilities:
Term debt, noncurrent portion	-	286
Total long-term liabilities	-	286

Stockholders' equity (deficit):

Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 5,060,594 and 3,841,652 shares issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	5	4
Additional paid-in capital	33,494	25,625
Accumulated deficit	(33,393)	(29,153)
Accumulated comprehensive income (loss)	4	(165)
Total stockholders' equity (deficit)	110	(3,689)
Total liabilities and stockholders' equity (deficit)	$1,551	$767

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating expenses:
General and administrative	$654	$487	$1,312	$1,737
Research and development	442	675	1,024	1,419
Operating loss	(1,096)	(1,162)	(2,336)	(3,156)

Other income (expense):
Grant income	12	83	22	83
Interest expense	(1,288)	(473)	(1,761)	(672)
Loss on induced debt conversions	-	-	-	(3,696)
Other (expense) income	(192)	26	(273)	189
Total other expense	(1,468)	(364)	(2,012)	(4,096)

Loss before income tax benefit	$(2,564)	$(1,526)	$(4,348)	$(7,252)

Income tax benefit	79	112	108	264

Net loss	(2,485)	(1,414)	(4,240)	(6,988)
Foreign currency translation adjustment gain (loss)	101	(22)	169	(184)
Comprehensive loss	$(2,384)	$(1,436)	$(4,071)	$(7,172)

Basic and diluted net loss per share	$(0.54)	$(0.39)	$(1.00)	$(2.03)
Weighted average shares outstanding - basic and diluted	4,570,601	3,662,313	4,248,603	3,441,206

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)

Balances at January 1, 2018	3,842	$4	$25,625	$(29,153)	$(165)	$(3,689)
Sale of common stock and warrants	468	-	2,341	-	-	2,341
Charge for fair market value of beneficial conversion feature	-	-	121	-	-	121
Conversion of convertible notes payable and accrued interest into common stock	104	-	350	-	-	350
Conversion of convertible notes payable and accrued interest into common stock and warrants	647	1	2,907	-	-	2,908
Stock based compensation	-	-	2,150	-	-	2,150
Net loss	-	-	-	(4,240)	-	(4,240)
Foreign currency translation adjustment	-	-	-	-	169	169
Balances at June 30, 2018	5,061	$5	$33,494	$(33,393)	$4	$110

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(4,240)	$(6,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on induced debt conversions	-	3,696
Stock-based compensation	1,056	1,024
Amortization of debt discount	1,687	534
Amortization of debt issuance costs	9	49
Non-cash interest expense	43	48
Changes in operating assets and liabilities:
Income tax receivable	(106)	(262)
Prepaid expenses and other current assets	53	43
Accounts payable	(67)	(810)
Accrued liabilities	(20)	308
Net cash used in operating activities	(1,585)	(2,358)

Cash flows from financing activities:
Net proceeds from the sale of convertible promissory notes	-	3,059
Proceeds from sale of common stock and warrants	2,341
Proceeds from the exercise of stock options	-	28
Proceeeds from exercise of stock purchase warrants	-	19
Net cash provided by financing activities	2,341	3,106

Effect of exchange rate changes on cash	(3)	8
Net increase in cash	753	756
Cash at beginning of period	152	438
Cash at end of period	$905	$1,194

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$22	-

Supplemental disclosure of non-cash transactions:

Conversion of convertible notes payable and accrued interest into common stock	$350	$2,888
Conversion of convertible notes payable and accrued interest into common stock and warrants	$2,908	$-
Intrinsic value of beneficial conversion feature in convertible notes	$121	$2,954
Conversion of demand notes into common stock	$-	$250

Options granted in exchange for release from contingent payment obligations	$1,094	$-

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Business

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

We have incurred losses of $33.4 million since our inception in 2011. For the six months ended June 30, 2018, we incurred a net loss of $4.2 million, which includes the amortization of discount on debt of $1.7 million. We also incurred negative cash flows from operating activities of $1.6 million for this period. During this same period, we raised $2.3 million from the sale of equity securities, and had a non-cash conversion of promissory notes into common stock totaling $3.3 million in principal and accrued interest. We expect to incur substantial losses for the foreseeable future, which will typically generate negative net cash flows from operating activities, as we continue to pursue development activities and seek to commercialize our initial product candidate, SBP-101. As of June 30, 2018, we had cash of $0.9 million, working capital of $0.1 million, and stockholders’ equity of $0.1 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm included a paragraph emphasizing this going concern uncertainty in their audit report regarding our 2017 financial statements dated March 21, 2018. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our SBP-101 product candidate. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 4 titled “Liquidity and Management’s Plans.”

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The Company has evaluated the impact of this revised guidance on its financial statements and determined it had no material impact.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. The Company has evaluated the impact of this revised guidance on its financial statements and determined it had no material impact.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued (“ASU”) 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee stock-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the potential impact of this guidance and at this time does not believe that it will have a material impact on the Company’s financial statements

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

On February 20, 2018, we entered into a Securities Purchase Agreement (the “2018 Purchase Agreement”) with certain accredited investors and completed an initial closing on the same date. Pursuant to the initial closing, we sold a total of 168,000 shares of common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock. The warrants issued under the 2018 Purchase Agreement will be exercisable for a period of three years from the date of issuance at an exercise price of $5.00 per share. On March 16, 2018 and May 16, 2018, we completed additional closings under the 2018 Purchase Agreement, resulting in the sale of an additional 84,200 and 216,000, respectively, shares of common stock and warrants to purchase up to the same number of additional shares of common stock. We have received aggregate gross proceeds totaling $2.3 million pursuant to private placements under the 2018 Purchase Agreement, of which $125,000 was received from directors and officers of the Company or its subsidiary. The 2018 Purchase Agreement contemplates subsequent closings that could result in up to an additional 885,521 units (each consisting of one share of common stock and a warrant to purchase one additional share of common stock).

On May 16, 2018, as the result of receiving aggregate gross proceeds exceeding $2.0 million for the sale equity securities, under terms of the convertible debt, the Company completed the conversion of previously outstanding debt. Debt totaling $330,500 and accrued interest totaling approximately $19,500 was converted into 104,463 shares of common stock. Debt totaling approximately $2.7 million and accrued interest totaling approximately $163,500 was converted into 646,279 units (each consisting of a share of common stock and a warrant to purchase one additional share of common stock). The units were available through the 2018 Purchase Agreement.

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

Stock-based compensation

In accounting for stock-based incentive awards, we measure and recognize the cost of employee and non-employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Calculating stock-based compensation expense requires the input of highly subjective assumptions, which represent our best estimates and involve inherent uncertainties and the application of management’s judgment. Compensation cost is recognized ratably using the straight-line attribution method over the vesting period, which is considered to be the requisite service period. The performance date for non-employee awards is generally not met until the individual award vests. Accordingly, we re-measure the current fair value each quarter until the award vests. Compensation expense for performance-based stock option awards is recognized when “performance” has occurred or is probable of occurring.

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

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity (deficit). During the six-month periods ended June 30, 2018 and 2017, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

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

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2018	2017
Employee and non employee stock options	1,137,960	683,960
Common shares issuable upon conversion of notes payable and accrued interest	2,222	310,287
Common shares issuable under common stock purchase warrants	1,265,979	351,550

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

Private Placement

During the six months ended June 30, 2018, we issued an aggregate of 468,200 shares of our common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock pursuant to closings under the 2018 Purchase Agreement.  Total proceeds from the sale of common stock and warrants was $2.3 million. Pursuant to the 2018 Purchase Agreement, we may be required to file a registration statement with the SEC covering the resale of the shares issued and/or warrant shares issuable thereunder. See Note 4, titled “Liquidity and Management’s Plans.”

Debt Conversion

During the six months ended June 30, 2018, the Company issued 104,463 shares of common stock as the result of the conversion of previously outstanding debt totaling $330,500 and accrued interest totaling approximately $19,500. Also during the six months ended June 30, 2018, the Company issued 646,279 units (each consisting of a share of common stock and a warrant to purchase one additional share) as the result of the conversion of previously outstanding debt totaling approximately $2.7 million and accrued interest totaling approximately $163,500. The units were issued to note holders selecting an alternative conversion from units made available under the 2018 Purchase Agreement. The conversion occurred under the original terms of the convertible debt.

Shares reserved

Shares of common stock reserved for future issuance are as follows:
June 30, 2018
Common stock issuable under outstanding common stock options	1,137,960
Shares available for grant under eqity incentive plan	656,400
Estimated common shares issuable upon conversion of notes payable	2,222
Common shares issuable under outstanding common stock purchase warrants	1,265,979
Total	3,062,561

8.	Stock-based Compensation

2016 Omnibus Incentive Plan

The Sun BioPharma, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. Under the 2016 Plan, a total of 1,500,000 shares of common stock were initially reserved for issuance. As of June 30, 2018, options to purchase 843,600 shares of common stock were outstanding under the 2016 Plan and 656,400 shares remained available for future awards.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the receipt of stockholder approval for the 2016 Plan. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of June 30, 2018, options to purchase 294,360 shares of common stock remained outstanding under the 2011 Plan.

Stock-based Compensation Expense

General and administrative and research and development expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 30, 2018 vest based upon time-based and performance conditions. We expect to record additional non-cash compensation expense in the future, which may be significant.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

Stock Based Compensation (in thousands)
	Six Months Ended June 30,
	2018	2017
Research and development	$835	$178
General and administrative	1,315	846
Total Stock based compensation	$2,150	$1,024

A summary of option activity is as follows:

	Shares Available for Grant	Shares Underlying Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balances at December 31, 2017	1,060,400	733,960	$9.79	$2,121,985
Granted	(404,000)	404,000	7.40
Excercised
Cancelled
Balances at June 30, 2018	656,400	1,137,960	$8.94	$1,266,415

Information about stock options outstanding, vested and expected to vest as of June 30, 2018, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Excercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Excercisable	Weighted Average Remaining Contractual Life (Years)

$0.875	-	$1.10	38,360	4.34	$1.00	38,360	4.34
$2.275	-	$2.50	42,000	5.62	2.47	42,000	5.62
	$3.175		214,000	6.68	3.18	214,000	6.68
$5.75	-	$8.10	404,000	8.49	7.40	350,500	8.64
$10.00	-	$10.10	54,000	9.06	10.01	52,000	9.27
	$15.10		385,600	8.01	15.10	326,089	8.21
	Totals		1,137,960	7.77	$8.94	1,022,949	7.84

Nonemployee stock-based compensation

We account for stock options granted to nonemployees in accordance with FASB Accounting Standards Codification Topic 505. In connection with stock options granted to nonemployees, we recorded $0.3 million and $0.4 million for nonemployee stock-based compensation during the six months ended June 30, 2018 and 2017, respectively. These amounts were based upon the fair values of the vested portion of the grants. Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.

 Key assumptions

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the six months ended June 30, 2018 and 2017:

	2018			2017
Common stock fair value	$5.75	-	$6.75	10.10	-	29.80
Risk-free interest rate	2.27%	-	2.74%	1.43%	-	1.93%
Expected dividend yield		0%			0%
Expected Option life (in years)	1.75	-	5.75	2.50	-	5.0
Expected stock price volatility		72.0%		75.0%	-	78.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Financial Overview

We have incurred losses of $33.4 million since inception. For the six months ended June 30, 2018, we incurred a net loss of $4.2 million. We also incurred negative cash flows from operating activities of $1.6 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash was $0.9 million as of June 30, 2018, compared to $0.2 million as of December 31, 2017.

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

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
Operating expenses:
General and administrative	$654	$487	34.3%	$1,312	$1,737	-24.5%
Research and development	442	675	-34.5%	1,024	1,419	-27.8%
Total Operating expenses	1,096	1,162	-5.7%	2,336	3,156	-26.0%

Other Income (expenses), net	(1,468)	(364)	303.3%	(2,012)	(4,096)	-50.9%
Income tax benefit	79	112	-29.5%	108	264	-59.1%

Net Loss	$(2,485)	$(1,414)	75.7%	$(4,240)	$(6,988)	-39.3%

Research and development and general and administrative expenses include non-cash share-based compensation expense because of our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 30, 2018 vest upon performance and time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for the six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Research and development	$835	$178
General and Administrative	1,315	846
Total	$2,150	$1,024

General and administrative expense

Our general and administrative (“G&A”) expenses increased 34.3% to $0.7 million in the second quarter of 2018 up from $0.5 million in the second quarter of 2017. G&A decreased 24.5% to $1.3 million in the six months ended June 30, 2018, down from $1.7 in the six months ended June 30, 2017. The increase in the quarter ended June 30, 2018 is primarily associated with an increase in stock compensation expense versus the same quarter in the prior year. For the six-months ended June 30, 2018 the decrease is due to a combination of lower salary expense and lower stock compensation expense.

Research and development expense

Our research and development (“R&D”) expenses decreased 34.5% to $0.4 million in the second quarter of 2018 down from $0.7 million in the second quarter of 2017. R&D decreased 27.8% to $1.0 million in the six months ended June 30, 2018, down from $1.4 million in the six months ended June 30, 2017. The decrease in the quarter ended June 30, 2018 was due primarily to decreased salary expense associated with fewer employees and other expenses reduced due to the completion of the Company’s dose escalation phase 1 clinical study in late 2017 offset by modest spending on the Company’s new Phase 1a study which was initiated in the quarter. The decrease in the six-months ended June 30, 2018 was due primarily to the reduced clinical and manufacturing study work completed in the quarter versus the same period in the prior year.

Other expense, net

Other income and expense, net, was a net expense of $2.0 million and $4.1 million for the six months ended June 30, 2018 and 2017, respectively. Other expenses in the quarter ended June 30, 2018 were primarily the write off to interest of $0.9 million  of the outstanding debt discount when the $3.1 million of the Company’s convertible promissory notes were converted to equity securities, as well as the amortization of that discount to interest of $0.2 for the portion of the quarter prior to the conversion. In the quarter ended March 31, 2017 other expense includes a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest and $250,000 aggregate principal amount of demand notes.

Income tax benefit

Income tax benefit decreased to $79,000 for the three-months ended June 30, 2018 down from $112,000 during the three-months ended June 30, 2017. The income tax benefit for the six months ended June 30, 2018 decreased 59.1% to 108,000 from $264,000 in the period ending June 30, 2017. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia and was reduced due to decreased R&D activities in the first half of 2018.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2018 and December 31, 2017 and our cash flow data for the six months ended June 30, 2018 and 2017 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	June 30, 2018	December 31, 2017
Cash	$905	$152
Working capital (deficit)	$55	$(3,403)

	Six Months Ended June 30,
Cash Flow Data	2018	2017
Cash (used in) provided by:
Operating activities	$(1,585)	$(2,358)
Financing activities	2,341	3,106
Effect of exchange rate changes on cash and cash equivalents	(3)	8
Net increase in cash	$753	756

Working Capital

Our total cash was $0.9 million as of June 30, 2018, compared to $0.2 million as of December 31, 2017. We had $1.4 million in current liabilities, and working capital of $0.1 million as of June 30, 2018, compared to $4.2 million in current liabilities and a working capital deficit of $3.4 million as of December 31, 2017.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.6 million in the six-months ended June 30, 2018 compared to $2.4 million in the six-months ended June 30, 2017. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities. In the six months ended June 30, 2017, the net loss is also offset by a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest, and $250,000 aggregate principal amount of demand notes.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.3 million and $3.1 million for the six-months ended June 30, 2018 and June 30, 2017, respectively. The cash provided in the six-months ended June 30, 2018 represents $2.3 million net proceeds from sales of equity securities pursuant to the February, March and May closings under the 2018 Purchase Agreement. The cash provided in the six-months ended June 30, 2017 primarily represents net proceeds from the sale of 2017 Notes.

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

Our cash was $0.9 million as of June 30, 2018, compared to $0.2 million as of December 31, 2017. We expect that we will increase our projected expenditures once we have additional capital on hand in order to continue our efforts to grow our business and complete our Phase 1a clinical trial for our SBP-101 product candidate. Accordingly, we expect to make additional expenditures in performing our Phase 1a clinical trial and related support activities. With sufficient capital, we also expect to invest in research and development efforts of follow-on products. However, we do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions.

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

As of June 30, 2018, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities.

Pursuant to closings under the 2018 Purchase Agreement on February 20, March 16, and May 16, 2018, we have sold a total of 468,200 shares of common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock for aggregate gross proceeds totaling $2.3 million. The warrants are exercisable for a period of three years from the date of issuance at an exercise price of $5.00 per share. The 2018 Purchase Agreement contemplates subsequent closings that could result in up to an additional 885,521 units (each consisting of one share of common stock and a warrant to purchase one additional share of common stock).

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

Indebtedness

As of June 30, 2018, we had $325,000 principal amount of indebtedness outstanding. As of December 31, 2017, the Company had $3.4 million aggregate principal amount of indebtedness outstanding. The change in the balance was due to the conversion of $3.1 million aggregate principal amount of convertible promissory notes (the “2017 Notes”) into equity securities on May 16, 2018 as the result of a qualified financing event that exceeded $2.0 million. Before conversion, the 2017 Notes accrued interest at 5.0% per year.

One $25,000 convertible promissory note (the “2013 Note”) remained outstanding at June 30, 2018. The 2013 Note accrues interest of 5% per year, payable quarterly, and is convertible into common stock at $11.25 per share. It is scheduled to mature on December 31, 2018.

We also had $300,000 outstanding in an unsecured loan that accrues interest of 4.125% per year and is scheduled to mature on May 1, 2019. In accordance with the terms of this loan we commenced with monthly payments of $10,000 on May 1, 2018.

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

As of the end of the period covered by this quarterly report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

All unregistered sales of equity securities during the period covered by this report were reported on a previous current report on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 000-55242.

Exhibit No.	Description	Manner of Filing
3.1	Certificate of Incorporation, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.1 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

3.2	Bylaws, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.2 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

10.1	Form of Securities Purchase Agreement, dated February 20, 2018 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed February 26, 2018)	Incorporated by Reference

10.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed February 26, 2018)	Incorporated by Reference

10.3	Employment Agreement with Susan Horvath, effective as of April 17, 2018 (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for the quarter ended March 31,2018)	Incorporated by Reference

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

101

Financial statements from the quarterly report on Form 10-Q of Sun BioPharma, Inc. for the quarter ended June 30, 2018, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN BIOPHARMA, INC.

Date: August 13, 2018	/s/ David B. Kaysen
David B. Kaysen Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2018	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)