Form 10-Q
period 2018-09-30
Sun BioPharma, Inc.
filed 2018-11-05
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 000-55242

Sun BioPharma, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0543922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 Vista Blvd #305, Waconia, Minnesota
(Address of principal executive offices)

(952) 479-1196
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐ *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

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

On November 3, 2018, there were 5,060,594 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

Sun BioPharma, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current Assets:
Cash	$239	$152
Prepaid expenses and other current assets	115	195
Income tax receivable	538	420
Total current assets	892	767
Other noncurrent assets	53	-
Total Assets	$945	$767
LIABILITITES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$1,017	$1,196
Accrued expenses	140	1,254
Convertible notes payable, net	25	1,525
Term debt, current portion	300	14
Accrued interest	5	181
Total current liabilities	1,487	4,170

Long-term liabilities:
Term debt, noncurrent portion	-	286
Total long-term liabilities	-	286

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of September 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 5,060,594 and 3,841,652 shares issued and outstanding, as of September 30, 2018 and December 31, 2017, respectively	5	4
Additional paid-in capital	33,612	25,625
Accumulated deficit	(34,318)	(29,153)
Accumulated comprehensive income (loss)	159	(165)
Total stockholders' deficit	(542)	(3,689)
Total liabilities and stockholders' deficit	$945	$767

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
General and administrative	$467	$515	$1,779	$2,252
Research and development	450	530	1,475	1,955
Operating loss	(917)	(1,045)	(3,254)	(4,207)

Other income (expense):
Interest income	-	1	-	1
Grant income	29	27	51	110
Interest expense	(3)	(474)	(1,763)	(1,145)
Loss on induced debt conversions	-	-	-	(3,696)
Other (expense) income	(90)	75	(362)	264
Total other expense	(64)	(371)	(2,074)	(4,466)

Loss before income tax benefit	$(981)	$(1,416)	$(5,328)	$(8,673)

Income tax benefit	54	197	163	460

Net loss	(927)	(1,219)	(5,165)	(8,213)
Foreign currency translation adjustment gain (loss)	255	(62)	324	(246)
Comprehensive loss	$(672)	$(1,281)	$(4,841)	$(8,459)

Basic and diluted net loss per share	$(0.18)	$(0.33)	$(1.14)	$(2.33)
Weighted average shares outstanding - basic and diluted	5,060,594	3,670,443	4,522,606	3,518,839

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Deficit

Balances at January 1, 2018	3,842	$4	$25,625	$(29,153)	$(165)	$(3,689)
Sale of common stock and warrants, net	468	-	2,313	-	-	2,313
Charge for fair market value of beneficial conversion feature	-	-	121	-	-	121
Conversion of convertible notes payable and accrued interest into common stock	104	-	350	-	-	350
Conversion of convertible notes payable and accrued interest into common stock and warrants	647	1	2,907	-	-	2,908
Stock based compensation	-	-	2,296	-	-	2,296
Net loss	-	-	-	(5,165)	-	(5,165)
Foreign currency translation adjustment	-	-	-	-	324	324
Balances at September 30, 2018	5,061	$5	$33,612	$(34,318)	$159	$(542)

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,165)	$(8,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on induced debt conversions	-	3,696
Stock-based compensation	1,202	1,167
Amortization of debt discount	1,687	961
Amortization of debt issuance costs	9	53
Non-cash interest expense	6	87
Changes in operating assets and liabilities:
Income tax receivable	(157)	9
Prepaid expenses and other current assets	23	(131)
Accounts payable	186	(654)
Accrued liabilities	(16)	406
Net cash used in operating activities	(2,225)	(2,619)

Cash flows from financing activities:
Net proceeds from the sale of convertible promissory notes	-	3,059
Net proceeds from sale of common stock and warrants	2,314	-
Proceeds from the exercise of stock options	-	28
Proceeeds from exercise of stock purchase warrants	-	19
Net cash provided by financing activities	2,314	3,106

Effect of exchange rate changes on cash	(2)	18

Net increase in cash	87	505
Cash at beginning of period	152	438
Cash at end of period	$239	$943

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$61	$5

Supplemental disclosure of non-cash transactions:
Conversion of convertible notes payable and accrued interest into common stock	$350	$2,888
Conversion of convertible notes payable and accrued interest into common stock and warrants	$2,908	$-
Intrinsic value of beneficial conversion feature in convertible notes	$121	$2,954
Conversion of demand notes into common stock	$-	$250
Options granted in exchange for release from contingent payment obligations	$1,094	$-

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

We have incurred losses of $34.3 million since our inception in 2011. For the nine months ended September 30, 2018, we incurred a net loss of $5.2 million, which includes the amortization of discount on debt of $1.7 million. We also incurred negative cash flows from operating activities of $2.2 million for this period. During this same period, we raised $2.3 million from the sale of equity securities, and had a non-cash conversion of promissory notes into common stock totaling $3.3 million in principal and accrued interest. We expect to incur substantial losses for the foreseeable future, which will typically generate negative net cash flows from operating activities, as we continue to pursue development activities and seek to commercialize our initial product candidate, SBP-101. As of September 30, 2018, we had cash of $0.2 million, working capital deficit of $0.6 million, and stockholders’ deficit of $0.5 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments, that arise from leases.  For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term.  This standard is effective for the Company beginning in 2019, and early application is permitted.  The Company has evaluated the potential impact of this guidance and does not believe it will have a material impact on the Company’s financial statements.

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

To further preserve funds, effective November 1, 2018 the Company’s Board of Directors and management team implemented temporary salary reductions for all employees. After the resignation of the Company’s President and CEO, the Company consolidated this position with that of our Executive Chairman as of the same date. There was no impact to the condensed consolidated financial statements as a result of these reductions as of September 30, 2018 and for the three- and nine-month periods then ended. It is expected that the future savings associated with both changes will be approximately $250,000 per full calendar quarter.

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

Stock-based compensation

In accounting for stock-based incentive awards, we measure and recognize the cost of employee and non-employee services received in exchange for awards of equity instruments based on the fair value of those awards on the grant date. Calculating stock-based compensation expense requires the input of highly subjective assumptions, which represent our best estimates and involve inherent uncertainties and the application of management’s judgment. Compensation cost is recognized ratably using the straight-line attribution method over the vesting period, which is considered to be the requisite service period. The performance date for non-employee awards is generally not met until the individual award vests. Accordingly, we re-measure the current fair value each quarter until the award vests. Compensation expense for performance-based stock option awards is recognized when “performance” has occurred or is probable of occurring.

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

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity (deficit). During the nine-month periods ended September 30, 2018 and 2017, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

Comprehensive loss

Comprehensive loss consists of our net loss and the effects of foreign currency translation.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average of common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect would be anti-dilutive or reduce a net loss per share. The Company’s potential dilutive shares, which include outstanding common stock options and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of September 30:

	2018	2017

Employee and non employee stock options	1,130,710	683,960
Common shares issuable upon conversion of notes payable and accrued interest	2,222	315,356
Common shares issuable under common stock purchase warrants	1,265,979	351,550

6.     Employment agreement amendments and waiver of contingent payment rights

Effective February 27, 2018, we entered into waivers and third amendments (collectively, the “Amendments”) to the previously disclosed employment agreements, as amended (the “Agreements”), with our Executive Chairman, Michael T. Cullen, M.D., M.B.A., our former President and Chief Executive Officer, David B. Kaysen, and our former Chief Financial Officer, Scott Kellen, each of whom was an executive officer of the Company (collectively, the “Executives”), and our Chief Medical Officer, Suzanne Gagnon, M.D. (together with the Executives, the “Employees”). Dr. Cullen, Mr. Kaysen and Dr. Gagnon are also current members of the Company’s Board of Directors.

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

7.     Stockholders’ Deficit

Private Placement

During the nine months ended September 30, 2018, we issued an aggregate of 468,200 shares of our common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock pursuant to closings under the 2018 Purchase Agreement. Total proceeds from the sale of common stock and warrants was $2.3 million. Pursuant to the 2018 Purchase Agreement, we may be required to file a registration statement with the SEC covering the resale of the shares issued and/or warrant shares issuable thereunder. See Note 4, titled “Liquidity and Management’s Plans.”

Debt Conversion

During the nine months ended September 30, 2018, the Company issued 104,463 shares of common stock as the result of the conversion of previously outstanding debt totaling $330,500 and accrued interest totaling approximately $19,500. Also, during the nine months ended September 30, 2018, the Company issued 646,279 units (each consisting of a share of common stock and a warrant to purchase one additional share) as the result of the conversion of previously outstanding debt totaling approximately $2.7 million and accrued interest totaling approximately $163,500. The units were issued to note holders selecting an alternative conversion from units made available under the 2018 Purchase Agreement. The conversion occurred under the original terms of the convertible debt.

Shares reserved

Shares of common stock reserved for future issuance are as follows as of September 30, 2018:

Stock options outstanding	1,130,710
Shares available for grant under equity incentive plan	663,650
Estimated common shares issuable upon conversion of notes payable	2,222
Common shares issuable under outstanding commons stock purchase warrants	1,265,979
3,062,561

8.     Stock-based Compensation

2016 Omnibus Incentive Plan

The Sun BioPharma, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. Under the 2016 Plan, a total of 1,500,000 shares of common stock were initially reserved for issuance. As of September 30, 2018, options to purchase 836,350 shares of common stock were outstanding under the 2016 Plan and 663,650 shares remained available for future awards.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the receipt of stockholder approval for the 2016 Plan. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of September 30, 2018, options to purchase 294,360 shares of common stock remained outstanding under the 2011 Plan.

Stock-based Compensation Expense

General and administrative and research and development expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 30, 2018 vest based upon time-based and performance conditions. There was approximately $270,000 unamortized stock-based compensation expense related to options granted to employees as of September 30, 2018.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
General and administrative	$1,404	$938
Research and development	892	229
Total stock based compensation	$2,296	$1,167

A summary of option activity is as follows:

	Shares Available for Grant	Shares Underlying Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balances at December 31, 2017	1,060,400	733,960	$9.79	$2,121,985
Granted	(404,000)	404,000	$7.40	-
Excercised	-	-	$-	-
Forfeited	7,250	(7,250)	$7.34	-
Balances at September 30, 2018	663,650	1,130,710	$8.95	$355,825

Information about stock options outstanding, vested and expected to vest as of September 30, 2018, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Excercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Excercisable	Weighted Average Remaining Contractual Life (Years)

$0.875	-	$1.10	38,360	4.08	$1.00	38,360	4.08
$2.275	-	$2.50	42,000	5.37	2.47	42,000	5.37
	$3.175		214,000	6.42	3.18	214,000	6.42
$5.75	-	$8.10	397,750	8.30	7.42	350,500	8.39
$10.00	-	$10.10	54,000	8.80	10.01	52,000	9.02
	$15.10		384,600	7.76	15.10	325,589	7.96
	Totals		1,130,710	7.53	$8.95	1,022,449	7.59

Nonemployee stock-based compensation

We account for stock options granted to nonemployees in accordance with FASB Accounting Standards Codification Topic 505. In connection with stock options granted to nonemployees, we recorded $0.3 million and $0.4 million for nonemployee stock-based compensation during the nine months ended September 30, 2018 and 2017, respectively. These amounts were based upon the fair values of the vested portion of the grants. Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.

Key assumptions

The estimated fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the nine months ended September 30, 2018 and 2017:

	2018			2017
Common stock fair value	$4.00	-	$8.10	$10.00	-	$29.80
Risk-free interest rate	2.40%	-	2.94%	1.43%	-	1.93%
Expected dividend yield		0%			0
Expected Option life (in years)	1.50	-	5.75	2.25	-	5.0
Expected stock price volatility		72.0%		75.0%	-	78.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In August 2015, the U.S. FDA granted an Investigational New Drug (“IND”) approval for our SBP-101 product candidate. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of a Phase 1 safety trial and published results in the Spring of 2018. The Company’s newest trial, a Phase 1a/1b combination of SBP-101 with gemcitabine and nab-paclitaxel in patients previously untreated for metastatic pancreatic ductal adenocarcinoma (PDA), continued to enroll patients in the quarter ended September 30, 2018. The Phase 1a portion of this study will treat up to 18 PDA patients in three cohorts to determine a recommended dose of SBP-101 to be given in combination with standard treatment. The Phase 1b portion will be an expansion at the recommended dose of SBP-101 and will guide SBP-101’s subsequent development for patients with PDA. We estimate that completion of our current Phase 1 clinical trial in PDA will require additional funding of approximately $6 to $12 million. Additional clinical trials will likely be required for FDA or other similar approvals if the results of the current clinical trial of our SBP-101 product candidate is positive. The cost and timing of additional clinical trials is highly dependent on the nature and size of the trials; however, it is estimated that the next steps in the approval process could cost between $25 and $30 million. The Company is not currently pursuing the second indication for SBP-101 of chronic and recurrent acute pancreatitis and has not estimated these incremental costs.

Our board of directors has appointed Michael T. Cullen, M.D., M.B.A., to serve as the Company’s Chief Executive Officer and President effective October 31, 2018. Dr. Cullen replaced David Kaysen, who resigned from all positions with the Company, including Chief Executive Officer and President, and as a member of the Board of Directors, effective as of the same date.

Dr. Cullen has served as Executive Chairman and as a director of our Company and its predecessor since founding it in November 2011 and will continue to serve in those roles. He previously served as our Chief Executive Officer and President from November 2011 to June 2015.

Financial Overview

We have incurred losses of $34.3 million since inception. For the nine months ended September 30, 2018, we incurred a net loss of $ 5.2 million. We also incurred negative cash flows from operating activities of $2.2 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash was $239,000 as of September 30, 2018, compared to $152,000 as of December 31, 2017.

An increase of $87,000 in cash for the nine months ended September 30, 2018 was primarily due to net proceeds from the sales of shares of equity securities in a private placement to accredited investors pursuant to closings under the Securities Purchase Agreement (the “2018 Purchase Agreement”) dated February 20, 2018 offsetting the negative cash flow from operations

Between March 1, 2016 and September 30, 2017, we accrued a portion of cash base salaries for all senior employees in an effort to conserve cash. As of December 31, 2017, the contingent payments under these arrangements totaled $1.1 million, which was reflected as accrued compensation expense. On February 27, 2018, each of the affected employees agreed to waive their rights to receive the contingent payments in exchange for common stock options.

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

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent Change	2018	2017	Percent Change
Operating expenses:
General and administrative	$467	$515	-9.3%	$1,779	$2,252	-21.0%
Research and development	450	530	-15.1%	1,475	1,955	-24.6%
Total Operating expenses	917	1,045	-12.2%	3,254	4,207	-22.7%

Other Income (expenses), net	(64)	(371)	-82.7%	(2,074)	(4,466)	-53.6%
Income tax benefit	54	197	-72.6%	163	460	-64.6%

Net Loss	$(927)	$(1,219)	-24.0%	$(5,165)	$(8,213)	-37.1%

Research and development and general and administrative expenses include non-cash share-based compensation expense because of our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 30, 2018 vest upon performance and time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for the nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
General and administrative	$1,404	$938
Research and development	892	229
Total	$2,296	$1,167

General and administrative expense

Our general and administrative (“G&A”) expenses decreased 9.3% to $467,000 in the third quarter of 2018 down from $515,000 in the third quarter of 2017. G&A decreased 21.0% to $1.8 million in the nine months ended September 30, 2018, down from $2.3 million in the nine months ended September 30, 2017. The decrease in the quarter ended September 30, 2018 is primarily associated with lower salary expense. For the nine months ended September 30, 2018 the decrease is due to a combination of lower salary expense and lower stock compensation expense. The G&A expenses for the nine months ended September 30, 2018 do not reflect temporary salary reductions which were effective November 1, 2018.

Research and development expense

Our research and development (“R&D”) expenses decreased 15.1% to $450,000 in the third quarter of 2018 down from $530,000 in the third quarter of 2017. R&D decreased 24.6% to $1.5 million in the nine months ended September 30, 2018, down from $2.0 million in the nine months ended September 30, 2017. The decrease in the quarter ended September 30, 2018 was due primarily to decreased salary expense associated with fewer employees and other expenses reduced due to the completion of the Company’s dose escalation Phase 1 clinical study in late 2017 offset by modest spending on the Company’s new Phase 1a study. The decrease in the nine months ended September 30, 2018 was due primarily to the reduced clinical and manufacturing study work completed in the quarter versus the same period in the prior year as well as reduced salaries associated with fewer employees. The R&D expenses for the nine months ended September 30, 2018 do not reflect temporary salary reductions which were effective November 1, 2018.

Other expense, net

Other income and expense, net, was a net expense of $2.1 million and $4.5 million for the nine months ended September 30, 2018 and 2017, respectively. Other expenses in the nine months ended September 30, 2018 were primarily the write off to interest of $0.9 million of the outstanding debt discount when the $3.1 million of the Company’s convertible promissory notes were converted to equity securities, as well as the amortization of that discount to interest of $0.2 million for the portion of the nine months prior to the conversion. In the nine months ended September 30, 2017 other expense includes a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest and $250,000 aggregate principal amount of demand notes.

Income tax benefit

Income tax benefit decreased to $54,000 for the three-months ended September 30, 2018 down from $197,000 during the three-months ended September 30, 2017. The income tax benefit for the nine months ended September 30, 2018 decreased 64.6% to $163,000 from $460,000 in the period ending September 30, 2017. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia and was reduced due to decreased R&D activities in the first nine months of 2018 and a prior year adjustment made after the Australian tax return was completed.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2018 and December 31, 2017 and our cash flow data for the nine months ended September 30, 2018 and 2017 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	September 30, 2018	December 31, 2017
Cash	$239	$152
Working capital (deficit)	$(595)	$(3,403)

	Nine Months Ended September 30,
Cash Flow Data	2018	2017
Cash (used in) provided by:
Operating activities	$(2,225)	$(2,619)
Financing activities	2,314	3,106
Effect of exchange rate changes on cash and cash equivalents	(2)	18
Net increase in cash	$87	$505

Working Capital

Our total cash was $239,000 as of September 30, 2018, compared to $152,000 as of December 31, 2017. We had $1.5 million in current liabilities, and working capital deficit of $0.6 million as of September 30, 2018, compared to $4.2 million in current liabilities and a working capital deficit of $3.4 million as of December 31, 2017. The reduction in current liabilities is due to the conversion into equity of the convertible notes payable that had been outstanding as of December 31, 2017.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.2 million in the nine months ended September 30, 2018 compared to $2.6 million in the nine months ended September 30, 2017. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities. In the nine months ended September 30, 2017, the net loss is also offset by a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest, and $250,000 aggregate principal amount of demand notes.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.3 million and $3.1 million for the nine-months ended September 30, 2018 and September 30, 2017, respectively. The cash provided in the nine months ended September 30, 2018 represents $2.3 million net proceeds from sales of equity securities pursuant to the February, March and May closings under the 2018 Purchase Agreement. The cash provided in the nine months ended September 30, 2017 primarily represents net proceeds from the sale of 2017 Notes.

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

Our future capital uses, and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

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

Our cash was $0.2 million as of September 30, 2018 and December 31, 2017. We expect that we will increase our projected expenditures once we have additional capital on hand in order to continue our efforts to grow our business and complete our Phase 1a clinical trial for our SBP-101 product candidate. Accordingly, we expect to make additional expenditures in performing our Phase 1a/1b clinical trial and related support activities. With sufficient capital, we also expect to invest in research and development efforts of follow-on products or secondary indications. However, we do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions. We will need to obtain additional funds to continue our operations and execute our business plans, including completing our current Phase 1 clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

As of September 30, 2018, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities.

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

To further preserve funds, effective November 1, 2018 the Company’s Board of Directors and management team implemented temporary salary reductions for all employees. After the resignation of the Company’s President and CEO, the Company consolidated this position with that of our Executive Chairman as of the same date. There was no impact to the condensed consolidated financial statements as a result of these reductions as of September 30, 2018 and for the three- and nine-month periods then ended. It is expected that the future savings associated with both changes will be approximately $250,000 per full calendar quarter.

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

Indebtedness

As of September 30, 2018, we had $325,000 aggregate principal amount of indebtedness outstanding. As of December 31, 2017, the Company had $3.4 million aggregate principal amount of indebtedness outstanding. The change in the balance was due to the conversion of $3.1 million aggregate principal amount of convertible promissory notes (the “2017 Notes”) into equity securities on May 16, 2018 as the result of a qualified financing event that exceeded $2.0 million. Before conversion, the 2017 Notes accrued interest at 5.0% per year.

One $25,000 convertible promissory note (the “2013 Note”) remains outstanding at September 30, 2018. The 2013 Note accrues interest of 5% per year, payable quarterly, and is convertible into common stock at $11.25 per share. It is scheduled to mature on December 31, 2018.

We also have $300,000 outstanding in an unsecured loan that accrues interest of 4.125% per year and is scheduled to mature on May 1, 2019. In accordance with the terms of this loan we commenced with monthly payments of $10,000 on May 1, 2018.

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

As of the end of the period covered by this quarterly report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Exhibit No.	Description	Manner of Filing
3.1	Certificate of Incorporation, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.1 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

3.2	Bylaws, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.2 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

10.4	Consulting agreement with David Kaysen dated October 31, 2018 (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed November 1, 2018)	Incorporated by Reference

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

101

Financial statements from the quarterly report on Form 10-Q of Sun BioPharma, Inc. for the quarter ended September 30, 2018, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN BIOPHARMA, INC.

Date: November 5, 2018	/s/ Michael T. Cullen, MD
Michael T. Cullen Chief Executive Officer
(Duly Authorized Officer)

Date: November 5, 2018	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)