Form 10-K
period 2018-12-31
Sun BioPharma, Inc.
filed 2019-03-22
CIK 1029125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to price at which the registrant’s common stock was last sold as of June 29, 2018 (the last trading day of the registrant’s second fiscal quarter) was $23,751,819.

As of March 15, 2019, there were 5,070,341 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the annual meeting of stockholders to be held in 2019 are incorporated by reference into Part III of this report.

TABLE

OF CONTENTS

i

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include:

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

Overview

We are a clinical stage drug development company founded with technology licensed from The University of Florida Research Foundation (“UFRF”). The polyamine analogue compound we have licensed from UFRF, which we refer to as “SBP-101,” exhibits extraordinary specificity for the exocrine pancreas, with therapeutic potential for both pancreatic cancer and certain pancreatitis indications. Xenograft studies of human pancreatic cancer cells transplanted into mice indicate that the unique specificity of SBP-101 for the exocrine pancreas facilitates suppression of both primary and metastatic pancreatic cancer which is known to originate in the exocrine pancreas. To facilitate and accelerate the development of this compound in the pancreatic cancer indication, we have also acquired data and materials related to this technology from other researchers. Studies in dogs revealed ablation, or “chemical resection,” of the exocrine pancreatic architecture, while leaving the islet cells functionally unchanged. We may refer to this effect as: “pharmaceutical pancreatectomy with islet preservation” (“PP-IP”). We believe that SBP-101, if successfully developed, may represent a novel approach that effectively treats pancreatic cancer and pancreatitis, and could become a dominant product in these markets. Only three first-line treatments and one second-line drug have been approved by the U.S. Food and Drug Administration (“FDA”) for pancreatic cancer in the last 25 years, and no drugs have been approved for the specific treatment of patients with pancreatitis, other than supportive care.

In August 2015, the FDA accepted our Investigational New Drug (“IND”) application for our SBP-101 product candidate. We have completed an initial clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase 1, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of the Phase 1 trial. Twenty-four of the patients had received at least two prior chemotherapy regimens. No drug-related serious adverse events occurred during the first four cohorts. In cohort five, serious adverse events (klebsiella sepsis with metabolic acidosis in one patient, renal and hepatic toxicity in one patient, and mesenteric vein thrombosis with metabolic acidosis in one patient) were observed in three of the ten patients, two of whom exhibited progressive disease at the end of their first cycle of treatment and were determined by the Data Safety Monitoring Board (“DSMB”) to be dose-limiting toxicities (“DLTs”). Consistent with the study protocol, the DSMB recommended continuation of the study by expansion of cohort 4, one level below that at which DLTs were observed. Four patients were enrolled in this expansion cohort. One patient developed focal pancreatitis at the site of the primary tumor after 2.3 months, but otherwise SBP-101 was considered well tolerated below dose level five. The most common drug related adverse events were nausea, vomiting, diarrhea, injection site pain and abdominal pain, which were mostly mild, grades 1 or 2, and are symptoms common in patients with pancreatic cancer. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level.

In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the Response Evaluation Criteria in Solid Tumors (“RECIST”), the current standard for evaluating changes in the size of tumors. Eight of the 23 patients (35%) had Stable Disease (“SD”) and 15 of 24 (65%) had Progressive Disease (“PD”). It should be noted that of the 15 patients with PD, six came from cohorts one and two and are considered to have received less than potentially therapeutic doses of SBP-101. We also noted that 28 of the 29 patients had follow-up blood tests measuring the Tumor Marker CA 19-9 associated with pancreatic ductal adenocarcinoma. Eleven of these patients (39%) had reductions in the CA 19-9 levels, as measured at least once after the baseline assessment. Seven of the remaining 17 patients who showed no reduction in CA 19-9 came from cohorts one and two.

By cohort, stable disease occurred in two patients in cohort 3, two patients in cohort 4 and four patients in cohort 5. The best response outcomes and best median survival were observed in the group of patients who received total cumulative doses of approximately 6 mg/kg (cohort 3). Two of four patients (50%) showed SD at week eight. Median survival in this group was 5.9 months, with two patients surviving 8 and 10 months, respectively. By total cumulative dose received, five of 12 patients (42%) who received total cumulative doses between 2.5 mg/kg and 8.0 mg/kg had reductions in the CA19-9 levels, as measured at least once after the baseline assessment. Nine of these patients (67%) exceeded 3 months of overall survival (“OS”), three patients (25%) exceeded 9 months of OS and two patients (17%) exceeded 1 year of OS and were still alive at the end of the study.

With the approval of the DSMB, we cancelled the Phase 1b portion of the first-in-human monotherapy study in order to evaluate SBP-101 as front line, combination chemotherapy in pancreatic cancer patients.

In the first quarter of 2018, we announced the initiation of a front-line dose-escalation study of SBP-101 in combination with gemcitabine and nab-paclitaxel in previously untreated patients with metastatic pancreatic cancer. We enrolled our first patients in June of 2018. Clinical sites participating in the study include the University of Florida, Gainesville, Florida, the Ashford Cancer Centre in Adelaide, the Olivia Newton-John Cancer and Wellness Centre in Melbourne and the Blacktown Cancer and Haematology Centre in Sydney, Australia. We anticipate completing the phase 1a, dose escalation portion of the study by the fourth quarter of 2019 and will immediately begin the phase 1b expansion phase. It is expected that a minimum of two additional sites will be added to complete the expansion phase of this trial. The Company further notes that it will require additional capital to complete this study.

Through December 31, 2018, we have:

●	organized the Company;

●	evaluated and secured intellectual property for our core technology;

●	completed required pre-clinical steps in the development plan for SBP-101 for pancreatic cancer;

●	secured an orphan drug designation from the FDA;

●	submitted an IND application to the FDA (May 18, 2015);

●	received an acceptance of an IND application from the FDA (August 21, 2015);

●	received acceptance of a Clinical Trial Notification by the Australian Therapeutic Goods Administration (September 23, 2015);

●	completed a Phase 1a safety study of SBP-101in the treatment of pancreatic ductal adenocarcinoma;

●

commenced a second Phase 1a /1b clinical study of SBP-101, a front-line study with SBP-101 given in combination with a current standard of care in patients with pancreatic ductal adenocarcinoma who are previously untreated for metastatic disease; and

●	begun pre-clinical studies for the use of SBP-101 to treat certain pancreatitis indications.

Introduction

An effective treatment for pancreatic cancer remains a major unmet medical need. Adenocarcinoma of the pancreas, which accounts for approximately 95% of all cases of pancreatic cancer, has a median overall survival of 8 to 11 months in clinical studies of patients with favorable prognostic signs and optimal standard chemotherapy. Pancreatic cancer afflicts approximately 133,000 people in Europe (GLOBOCAN2018, Global Cancer Observatory/World Health Organization), over 55,000 people in the United States annually (https://seer.cancer.gov/statfacts/html/pancreas.html), and 270,000 people worldwide – excluding Europe and United States (GLOBOCAN2018). Pancreatic cancer is now the third most common cause of cancer death in the United States (https://seer.cancer.gov/statfacts/html/common.html). A recent report from the Pancreatic Cancer Action Network states that pancreatic cancer deaths in the United States have surpassed those from breast cancer and will soon surpass deaths from colorectal cancer to rank number two in deaths, behind only lung cancer in 2020. The five-year survival rate remains less than 3% for patients diagnosed with metastatic pancreatic cancer and approximately 8.5% across all pancreatic stages, and there has been little significant improvement in survival since gemcitabine was approved in the United States in 1996.

Pancreatic cancer is generally not diagnosed early because the initial clinical signs and symptoms are vague and non-specific. By the time of diagnosis, the cancer is most often locally advanced or metastatic, having spread to regional lymph nodes, liver, lung and/or peritoneum, and is seldom amenable to surgical resection, or removal, with curative intent. Currently, surgical resection offers the only potentially curative therapy, although only approximately 20% of patients are candidates for surgical resection at the time of the diagnosis. Patients who undergo radical surgery still have a limited survival rate, averaging 23 months (Macarulla T, et al Clin Transl Oncol 2017).

The prognosis for patients diagnosed with pancreatic cancer is poor and most die from complications related to progression of the disease. The primary treatment for metastatic disease is chemotherapy. Current first-line chemotherapy treatment regimens vary from single agent gemcitabine (FDA approved 1996) and various gemcitabine combinations to the multi-chemotherapy drug combination, FOLFIRINOX, comprised of leucovorin, fluorouracil, irinotecan, and oxaliplatin (Conroy NEJM 2011), frequently supplemented with white blood cell (“WBC”) growth factors. In clinical practice, the FOLFIRINOX regimen is often modified to “FOLFIRINOX Light”, a non-specific term referring to various permutations based on the FOLFIRINOX regimen, but with either lower doses of one or more of the agents, or elimination of one or more of the agents, due to actual or anticipated toxicity. These two standard combination therapies deliver median survival benefits ranging from 7 weeks with gemcitabine and nab-paclitaxel (Von Hoff NEJM 2013) to 4 months FOLFIRINOX (Conroy NEJM 2011) when compared with gemcitabine alone for selected patients with good performance status, meaning that they are in relatively good physical condition at the time of diagnosis. In 2015, the FDA approved Onivyde® (irinotecan liposome injection), in combination with fluorouracil and leucovorin, to treat patients with metastatic pancreatic cancer who have been previously treated with a gemcitabine-based chemotherapy. Second-line Onivyde is not widely prescribed as indicated because most patients with good performance status receive variations of the FOLFIRINOX (which includes generic irinotecan) regimen.

University laboratory studies have demonstrated that SBP-101 induces programmed cell death, or “apoptosis,” in the acinar and ductal cells of the pancreas by activation of caspase 3 and poly (adenosine diphosphate-ribose) polymerase (“PARP”) cleavage. In animal models at two independent laboratories, SBP-101, alone or in combination, has demonstrated nearly complete suppression of transplanted human pancreatic cancer, including metastases. SBP-101 has demonstrated both superior and additive efficacy to gemcitabine and nab-paclitaxel in laboratory models of pancreatic cancer. We intend to develop SBP-101 as a unique and novel targeted approach to treating patients with pancreatic cancer, specifically pancreatic ductal adenocarcinoma (“PDA”), administered in combination with existing standard chemotherapy agents. With adequate funding, we also expect to continue evaluation of the potential value of SBP-101 in the treatment of patients with recurrent acute or chronic pancreatitis.

Pancreatic Cancer

Pancreatic cancer afflicts approximately 130,000 people in Europe (GLOBOCAN2018, Global Cancer Observatory/World Health Organization), over 55,000 people in the United States annually (https://seer.cancer.gov/statfacts/html/pancreas.html), and 270,000 people worldwide – excluding Europe and United States (GLOBOCAN2018). It has been identified as the seventh leading cause of death from cancer in Europe (GLOBOCAN 2018) and the third leading cause of death from cancer in the United States (SEER Cancer Statistics Factsheets 2019). On average pancreatic ductal adenocarcinoma (“PDA”) represents approximately 95% of all pancreatic cancers diagnosed in given calendar year. Considering that the median overall survival for previously untreated patients with good performance status is between 8.5 months (Von Hoff 2013) and 11.1 months (Conroy 2011) with the best available treatment regimens, effective treatment for PDA has remained a major unmet medical need.

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

Surgery remains the only treatment option with curative intent, although only about 20% of patients are candidates for surgical resection at the time of the diagnosis. Patients who undergo radical surgery still have a limited survival rate, averaging 23 months (Macarulla T, et al Clin Transl Oncol 2017).

For the minority of patients who present with resectable disease, surgery is the treatment of choice. Depending on the location of the tumor the operative procedures may involve cephalic pancreatoduodenectomy, referred to as a “Whipple procedure”, distal pancreatectomy or total pancreatectomy. Pancreatic enzyme deficiency and diabetes are frequent complications of these procedures. Up to 70% of patients with pancreatic cancer present with biliary obstruction that can be relieved by percutaneous or endoscopic stent placement. However, even if the tumor is fully resected, the outcome in patients with pancreatic cancer has been disappointing (Hidalgo 2010, Seufferlein 2012). Post-operative administration of chemotherapy improved progression-free and overall survival in three large, randomized clinical trials (Hidalgo 2010), but median post-surgical survival in patients treated in all three trials was similar, only 20-22 months.

For patients who present with unresectable, locally advanced or metastatic disease, which represent a majority of PDA patients, management options range from chemotherapy alone to combined forms of treatment with radiation therapy and chemotherapy. However, due to the increased toxicity of combined treatment, randomized trials of such combined regimens have had low enrollment, precluding a firm conclusion as to any advantage of adding radiation to chemotherapy (Hidalgo 2010).

Gemcitabine was the first chemotherapeutic agent approved for the treatment of patients with PDA, providing a median survival duration of 5.65 months (Burris 1997). Gemcitabine monotherapy was the standard of care for patients with metastatic pancreatic cancer until combination therapy with gemcitabine plus erlotinib (Tarceva®) was shown to increase median survival by two weeks. This modest benefit was tempered by a significant side effect profile and high cost, limiting its adoption as a standard treatment regimen. More recently, the multidrug chemotherapy combination FOLFIRINOX, was shown to provide a median survival benefit of 4.3 months (OS = 11.1 months) over gemcitabine alone (6.8 months), but its significant side effect profile limits the regimen to select patients with a good performance status and often requires supplementation with WBC growth factor therapy. Nab-paclitaxel (Abraxane®) received marketing authorization for use in combination with gemcitabine (FDA approved 2013) after showing an increase in overall survival of seven weeks compared to gemcitabine alone (Von Hoff 2013). Thus, combination therapies have demonstrated a modest survival benefit compared to gemcitabine alone as summarized in the table below (Thota 2014).

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

Pancreatitis

Additional potential indications for SBP-101 are the treatment of patients with the serious and potentially life-threatening conditions of recurrent acute and chronic pancreatitis. In the United States, acute pancreatitis occurs in approximately 300,000 patients per year, with approximately 50% of those cases considered to be recurrent acute pancreatitis. Approximately 30,000 patients progress to chronic pancreatitis each year.

Patients with chronic pancreatitis endure repeated episodes of abdominal pain, often with progression to narcotic dependency and to pancreatic enzyme deficiency, as well as insulin dependent diabetes mellitus as a consequence of the ultimate destruction of pancreatic function. Once a patient has suffered from repeated painful bouts of chronic pancreatitis, they may be offered a total pancreatectomy. A total pancreatectomy is a surgical procedure resulting in the resection, or removal, of the pancreas (guaranteeing both pancreatic enzyme deficiency as well as insulin-dependent diabetes mellitus), and often includes the spleen, gall bladder and appendix. The operation is both extensive, requiring 8+ hours in the operating room, and expensive. While the goal of a total pancreatectomy in patients with chronic pancreatitis is pain relief, as many as 60% remain narcotic dependent, and even with the isolation and reintroduction of any of the patient’s remaining functional insulin producing islet cells, or islet auto-transplant, over 70% of patients remain insulin dependent. The combination of a total pancreatectomy and islet auto transplant (“TP & IAT”) represents a small subset of the current surgical approaches to patients with chronic pancreatitis. Thus, a patient with chronic pancreatitis may face years of abdominal pain, narcotic dependence, the onset of diabetes mellitus, the requirement for both insulin and pancreatic enzyme replacement, and finally, an extensive and expensive surgical procedure which may not materially improve any of their symptoms.

There are no specific agents approved for treatment of acute or chronic pancreatitis, as such, current treatment is limited to supportive care with intravenous fluids, narcotics and the avoidance of oral intake.

SBP-101, which has demonstrated the specificity to target the acinar and ductal cells of the pancreas, and if successfully developed, may represent an opportunity for up to 30,000 US patients with chronic pancreatitis and approximately 150,000 patients with recurrent acute pancreatitis to receive an early, non-surgical intervention into the natural history of their disease, with the potential to avoid narcotic dependency, insulin dependency, surgery and months or years of chronic pain. Patients would still require pancreatic enzyme replacement. We believe that our consultations with pancreatitis experts at Harvard University, the Ohio State University, the University of Minnesota, Cedars Sinai Medical Center, the University of Miami, the University of Florida and the National Institute of Health (“NIH”) have resulted in enthusiastic endorsement of the study of SBP-101 in the treatment of patients with recurrent acute and chronic pancreatitis.

Other than limited pre-clinical studies, the development of SBP-101 for the treatment of patients with pancreatitis is expected to proceed following the pancreatic cancer indication. This clinical development work will include FDA consultation in a pre-IND meeting, completion of a series of IND-enabling nonclinical toxicology and pharmacology studies, and submission of an IND package to the FDA. Clinical development of SBP-101 for recurrent acute and chronic pancreatitis is also contingent upon raising additional funds.

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

Polyamine Analogue

Many tumors, including pancreatic cancer, display an increased uptake rate of polyamines. Polyamine analogues such as SBP-101 are structurally similar to naturally occurring polyamines and are recognized by the cell’s polyamine uptake system, allowing these compounds to gain rapid entrance to the cell. We believe that pancreatic acinar cells, because of their extraordinary protein synthesis capacity, exhibit enhanced uptake of polyamines and polyamine analogues such as SBP-101. Because of this preferential uptake by pancreatic acinar cells, polyamine analogies such as SBP-101 disrupt the cell’s polyamine balance and biosynthetic network, and induce programmed cell death, or apoptosis, via caspase 3 activation and PARP cleavage. Proof of concept has been demonstrated in multiple human pancreatic cancer models, both in vivo and in vitro, that pancreatic ductal adenocarcinoma exhibits sensitivity to SBP-101.

SBP-101

SBP-101 is a proprietary polyamine analogue, which we believe accumulates in the acinar cells due to its unique chemical structure. SBP-101 was discovered and extensively studied by Professor Raymond J. Bergeron at the University of Florida College of Pharmacy. In a key, independent, pre-clinical study we observed the accumulation of SBP-101 in the acinar cells of the beagle pancreas causing a complete pharmaceutical resection of the exocrine tissues of the pancreas and notably, without producing an inflammatory response. We believe that SBP-101, when administered in a sufficiently high pharmacologic dosage, disrupts the normal metabolic process of acinar cells and pancreatic adenocarcinoma cells, which exhibit similar responses, including programmed cell death, or apoptosis. Importantly, pancreatic islet cells, which secrete insulin, are structurally and functionally dissimilar to acinar cells and are not impacted by SBP-101.

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

We believe that SBP-101 will have a distinct advantage over current pancreatic cancer therapies in that it specifically targets the exocrine pancreas and may cause ablation, or pharmaceutical resection, of the acinar and ductal cells, as well as the primary and metastatic pancreatic cancer, while leaving the insulin-producing islet cells and most non-pancreatic tissue unharmed. Most current cancer therapies, including chemotherapy, radiation and surgery, are associated with significant side effects that further reduce the patient’s quality of life. However, we believe that the adverse effects of SBP-101 will not overlap with or exacerbate those seen with typical chemotherapy options. It is expected that SBP-101 may produce exocrine pancreatic insufficiency and, potentially, other gastro intestinal (“GI”) adverse events, many of which are generally expected to occur as common complications of advanced pancreatic cancer and as part of the natural history/progression of the disease. The dose-limiting toxicities observed in cohort five of our Phase 1a study, as noted above, were not observed at lower doses. Exocrine pancreatic insufficiency is a common complication of pancreatic cancer and is treatable with currently marketed digestive enzyme replacement capsules, such as Creon® (AbbVie). As the endocrine pancreas is expected to be unaffected by SBP-101, no new requirement for insulin is expected.

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

Figure 2.	L3.6pl Orthotopic Xenograft Study - Mean (±SD) Tumor Volume after Treatment with SBP-101, Gemcitabine (Gemzar®) or Both

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

Development Plan for SBP-101

Development of SBP-101 for the pancreatic cancer indication includes a pre-clinical and a clinical phase. The pre-clinical phase, which was substantially completed during 2015, consists of four primary components: chemistry, manufacturing and controls (“CMC”), preclinical (laboratory and animal) pharmacology studies, preclinical toxicology studies, and regulatory submissions in Australia and the United States. In Australia, a Human Research Ethics Committee (“HREC”) application was submitted with subsequent Clinical Trial Notification (“CTN”) to the Therapeutic Goods Administration (“TGA”). Complementing the Australian initiative, a similar, but considerably more extensive, preclinical package has been submitted to and accepted by the FDA in support of an IND application. Our initial clinical trial in previously treated patients with locally advanced or metastatic pancreatic cancer was a Phase 1, first-in-human, dose-escalation, safety study conducted at clinical sites in both Australia and the United States. We engaged expert clinicians who treat pancreatic cancer at major cancer treatment centers in Melbourne and Adelaide, Australia as well as the Mayo Clinic Scottsdale and HonorHealth in Scottsdale, Arizona. These Key Opinion Leaders (“KOLs”), with proven performance in pancreatic cancer studies, enthusiastically agreed to participate as investigators for our Phase 1 First-in-Human study.

Enrollment in our initial Phase 1 safety trial of SBP-101 in previously treated pancreatic cancer patients commenced in January 2016 and was completed in September 2017. This study was a dose-escalation study with 8-week treatment/observation cycles at each dose level. Results from this trial are discussed in Clinical Development – Pancreatic Cancer below.

We began enrolling patients in our second clinical trial in June of 2018. This second clinical trial is a Phase 1a/1b study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. We are currently conducting the trial at four study sites (three in Australia and one in the United States). In the Phase 1a portion of this trial, we expect to enroll three cohorts of three to six patients with increased dosage levels of SBP-101 administered in the second and third cohorts. Demonstration of adequate safety in Phase 1a is expected to lead to the Phase 1b exploration of efficacy, in which we plan to enroll ten patients using the recommended dosage level determined in Phase 1a. Should we obtain adequate funding we hope to increase the number of patients enrolled in the Phase 1b portion of the trial to 36, thus providing a stronger basis for the next steps in the clinical evaluation of SBP - 101. We expect to complete Phase 1a in the fourth quarter of 2019. Early results from the Phase 1b expansion could become available as soon as the second half of 2020.

With additional funding SBP-101 may also be explored for use as a treatment for recurrent acute and chronic pancreatitis as well as for maintenance therapy in cancer patients responding to first line treatment and/or for adjuvant treatment after surgery in appropriate patients. There is also preclinical data to suggest that SBP-101 may have potential therapeutic uses outside of the pancreas, but due to the current focus on pancreatic cancer and pancreatitis, none have been formally explored.

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

To meet regulatory requirements and to establish the safety profile of SBP-101, we conducted, in rodents and non-rodents, toxicology dose-ranging studies, IND-enabling general toxicology studies, and genetic toxicology studies, including an Ames test. Exploratory studies in mice and rats and a Good Laboratory Practice (“GLP”)-compliant dog toxicology study have also been completed. The relationship between dose and exposure (pharmacokinetics) has been described for three animal species. We have also completed a preclinical Human Ether-a-go-go-related Gene (“hERG”) assay to detect any electrocardiographic QTc interval effects (IKr potassium ion channel testing).

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

Source: Baker CB et al Pancreas 2015;44(8) 1350

Note that maximum percent growth inhibition (mean ± SE) at 96 hours was observed with 10 µM SBP-101 alone and in combination with gemcitabine and/or nab-paclitaxel in six human pancreatic cancer cell lines.

We have met FDA-mandated Chemistry, Manufacturing and Control (“CMC”) requirements with a combination of in-house expertise and contractual arrangements. Preparation of anticipated metabolites, impurities and an internal standard, as a prerequisite for analytical studies, were completed through a Sponsored Research Agreement with the University of Florida and a contract manufacturer. We have Service Agreements with Syngene International Ltd. (“Syngene”) for the manufacture and supply of Good Manufacturing Practice (“GMP”)-compliant SBP-101 active pharmaceutical ingredient (“API”) and for the development of synthetic process improvements. Investigational product (IP or clinical trial supply) has been made and tested at Albany Molecular Research Inc. (“AMRI”) in Burlington, MA. Initial lots of GMP-compliant API were prepared by Syngene and released for conversion into supply dosage form. Two clinical trial supply lots have been successfully prepared and released by AMRI. In addition, efforts have continued to refine the synthetic process at Syngene. A new shorter synthetic process has been developed and submitted for patent protection.

Pancreatic Cancer Investigational New Drug (“IND”)

Our IND application package contained the following:

●	Investigator’s Brochure;
●	Statement of general investigative plans;
●	Proposed Phase 1 pancreatic cancer study protocol;
●	Data management and statistical plan;
●	CMC data; and
●	Pharmacology, absorption, distribution, metabolism and excretion (or “ADME”), and toxicology data.

Preparation of the SBP-101 IND for pancreatic cancer required collaboration by our manufacturing, preclinical toxicology, pharmacokinetic and metabolism experts, our regulatory affairs project management, and our in-house clinical expertise. In August 2015, the FDA accepted our application and in January 2016 we commenced patient enrollment in our first Phase 1 clinical trial, which was a safety and tolerability study in patients with previously treated metastatic pancreatic ductal adenocarcinoma.

Clinical Development – Pancreatic Cancer

Phase 1 Clinical Trial Design and Completion (SBP-101 Monotherapy)

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

Patients in our Phase 1 first-in-human trial underwent regular pancreatic and hepatic enzyme evaluation and obtained periodic chest and abdominal CT follow-up. Patients were also carefully monitored for clinical signs of GI adverse events.

In August 2015, the FDA accepted our IND application for our SBP-101 product candidate. We have completed an initial clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase 1, first-in-human, dose-escalation, safety study. Between January 2016 and September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of our Phase 1 trial. Twenty-four of the patients received at least two prior chemotherapy regimens. No drug-related serious adverse events occurred during the first four cohorts. In cohort five, serious adverse events (klebsiella sepsis with metabolic acidosis in one patient, renal and hepatic toxicity in one patient, and mesenteric vein thrombosis with metabolic acidosis in one patient) were observed in three of the ten patients, two of whom exhibited progressive disease at the end of their first cycle of treatment and were determined by the Data Safety Monitoring Board (“DSMB”) to be dose-limiting toxicities (“DLTs”). Consistent with the study protocol, the DSMB recommended continuation of the study by expansion of cohort 4, one level below that at which DLTs were observed. Four patients were enrolled in this expansion cohort. One patient developed focal pancreatitis at the site of the primary tumor after 2.3 months, but otherwise SBP-101 was considered well tolerated below dose level five. The most common drug related adverse events were nausea, vomiting, diarrhea, injection site pain and abdominal pain, which were mostly mild, grades 1 or 2, and are symptoms common in patients with pancreatic cancer. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level.

In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the Response Evaluation Criteria in Solid Tumors (“RECIST”), the current standard for evaluating changes in the size of tumors. Eight of the 23 patients (35%) had Stable Disease (“SD”) and 15 of 24 (65%) had Progressive Disease (“PD”). It should be noted that of the 15 patients with PD, six came from cohorts one and two and are considered to have received less than potentially therapeutic doses of SBP-101. We also noted that 28 of the 29 patients had follow-up blood tests measuring the Tumor Marker CA 19-9 associated with pancreatic ductal adenocarcinoma. Eleven of these patients (39%) had reductions in the CA 19-9 levels, as measured at least once after the baseline assessment. Seven of the remaining 17 patients who showed no reduction in CA 19-9 came from cohorts one and two.

By cohort, stable disease occurred in two patients in cohort 3, two patients in cohort 4 and four patients in cohort 5. The best response outcomes and best median survival were observed in the group of patients who received total cumulative doses of approximately 6 mg/kg (cohort three). Two of four patients (50%) showed SD at week eight. Median survival in this group was 5.9 months, with two patients surviving 8 and 10 months, respectively. By total cumulative dose received, five of twelve patients (42%) who received total cumulative doses between 2.5 mg/kg and 8.0 mg/kg had reductions in the CA19-9 levels, as measured at least once after the baseline assessment. Nine of these patients (67%) exceeded three months of overall survival (“OS”), three patients (25%) exceeded nine months of OS and two patients (17%) exceeded one year of OS and were still alive at the end of the study.

Figure 4.	Evaluation of SBP 101 Phase 1Mono-therapy Safety Trial - Median Survival by Cohort

The absence of adverse events which could potentially overlap with adverse events typically observed in the use of conventional chemotherapeutic agents, supports the case for combination of SBP-101 with conventional chemotherapeutic agents, such as gemcitabine, nab-paclitaxel, or even FOLFIRINOX.

Phase 1a/1b Clinical Trial Design (Front Line Combination Therapy)

Given the life-threatening nature of pancreatic ductal adenocarcinoma, the limited efficacy of current treatment options, and the long history of failures in pancreatic ductal adenocarcinoma developmental therapeutics, we will attempt to evaluate SBP-101 expeditiously as noted below.

We began enrolling patients in our current front-line clinical trial in June of 2018. This second clinical trial is a Phase 1a/1b study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. We are currently conducting the trial at four study sites (three in Australia and one in the United States). In the Phase 1a portion of this trial, we expect to enroll three cohorts of three to six patients with increased dosage levels of SBP-101 administered in the second and third cohorts. Demonstration of adequate safety in Phase 1a is expected to lead to the Phase 1b exploration of efficacy, in which we plan to enroll ten patients using the recommended dosage level determined in Phase 1a. Additional funding will be required to complete the current Phase 1a/1b clinical trial and should we obtain adequate funding, we hope to increase the number of patients enrolled in the Phase 1b portion of the trial to 36, thus providing a stronger basis for the next steps in the clinical evaluation of SBP - 101. We expect to complete Phase 1a in the fourth quarter of 2019. Early results from the Phase 1b expansion could become available as soon as the second half of 2020.

Phase 2 Pivotal Clinical Trial

A Phase 2 study of SBP-101 in combination with two standard chemotherapy agents, gemcitabine and nab-paclitaxel, is expected to follow the Phase 1a/1b safety study with an exploration of efficacy and may result in an expedited development pathway, leading toward a randomized pivotal trial. It may be possible to combine Phase1b/Phase 2 into a single study.

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

Total Development Costs

The development of SBP-101 involves a preclinical and a clinical development phase. We have completed our initial preclinical development work for pancreatic cancer and are completing our second Phase 1 clinical trial. Additional clinical trials will be required for FDA or other similar approvals if the results of the front-line clinical trial of our SBP-101 product candidate justify continued development. The cost and timing of additional clinical trials is highly dependent on the nature and size of the trials.

Orphan Drug Status

The Orphan Drug Act (“ODA”) provides special status to drugs which are intended for the safe and effective treatment, diagnosis or prevention of rare diseases that affect fewer than 200,000 people in the United States, or that affect more than 200,000 persons but for which a manufacturer is not expected to recover the costs of developing and marketing such a drug. Orphan drug designation has the advantage of reducing drug development costs by: (i) streamlining the FDA’s approval process, (ii) providing tax breaks for expenses related to the drug development, (iii) allowing the orphan drug manufacturer to receive assistance from the FDA in funding the clinical testing necessary for approval of an orphan drug, and (iv) facilitating drug development efforts. More significantly, the orphan drug manufacturer’s ability to recover its investment in developing the drug is also greatly enhanced by the FDA granting the manufacturer seven years of exclusive US marketing rights upon approval. Designation of a drug candidate as an orphan drug therefore may provide its sponsor with the opportunity to adopt a faster and less expensive pathway to commercializing its product. We obtained US Orphan Drug Status in 2014 and we intend to submit an application for Orphan Drug Status in Europe, Japan and Australia when we have additional clinical data.

Intellectual Property

Intellectual property licensed by us from the University of Florida includes U.S. Patent No. 6,160,022 covering the methods of using SBP-101 for the chemical reaction of the exocrine portion of the pancreas; this patent expires in July 2019.

In addition, we have filed International Patent Application No. PCT/US19/15581 Titled METHODS FOR PRODUCING (6S,15S)-3,8,13,18- TETRAAZAICOSANE-6,15-DIOL. This patent application claims a novel process for the production of SBP-101 and reduces the number of synthetic steps from nineteen to six.

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

Dr. Michael Cullen, M.D., M.B.A, is our founder and Executive Chairman, President and Chief Executive Officer (CEO). Dr. Cullen is an experienced drug development specialist with 10 prior NDA approvals and has led our overall Clinical, Regulatory Affairs and Project Management effort, including timeline and budget management, critical path timeline synchronization, IND/HREC/CTN package submissions, management of industry partner collaborative efforts, initial EU Regulatory Affairs planning, and collaboration on oversight of outsourced CMC efforts. Dr. Cullen has recruited additional experienced and talented staff in the positions of statistical analyses, manufacturing operations, clinical operations, clinical research and non-clinical studies.

Dr. Suzanne Gagnon, M.D., is our Chief Medical Officer (CMO) and a member of our Board of Directors. Dr. Gagnon is an experienced CMO, having served in that capacity for several private and public companies, including BioPharm/IBAH/Omnicare, ICON, Idis, NuPathe, Luitpold (Daiichi-Sankyo), and Rhone-Poulenc and Rorer (Sanofi) where she helped develop docetaxel, still an important chemotherapy agent. Dr. Gagnon assumed the lead in the design and implementation of our clinical trials, recruiting investigators, monitoring the safety of the patients and reporting the findings to the FDA, EMA and TGA, and in medical literature.

Dr. Michael Walker is an independent consultant for the Company and works as our Director of Pancreatic Research. Dr. Walker is an accomplished, University of Minnesota and UCLA trained pancreatic surgeon, and is currently a part-time instructor at the University of Minnesota School of Medicine. He was also the recipient of an NIH grant to study SBP-101 in collaboration with colleagues at Cedars Sinai Hospital in Los Angeles.

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

We face competition with respect to our current product candidates and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue approaches to targeting molecular alterations and signaling pathways associated with cancer. Our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, less costly, or possessing better safety profiles than our products, and these competitors may be more successful than us in manufacturing and marketing their products.

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

Employees

As of March 19, 2019, we had five employees, four of whom were full-time employees and one of whom was a part-time employee. This is down from the nine employees on staff during the year ended December 31, 2017. Several of the employees who left the Company at the end of 2017 became part time independent consultants for the Company. We may hire additional employees to support the growth of our businesses. We believe that operational responsibilities can be handled by our current employees and independent consultants. We have historically used, and expect to continue to use, the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers enhances our ability to minimize general and administrative expenses. None of our employees is represented by a labor union, and we consider our relationship with our employees and independent consultants to be good.

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

The foregoing description of the material terms of the License Agreement is qualified by the full text of the License Agreement, a copy of which was filed as Exhibit 10.9 to our current report on Form 8-K filed on September 11, 2015 and is incorporated herein by reference.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications to encourage timeliness. Most applications for standard review drug products are reviewed within twelve months from submission; most applications for priority review drugs are reviewed within eight months from submission. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, or REMS, and surveillance to monitor the effects of an approved product, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to current good manufacturing practices, or cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with FDA subjects’ entities to periodic unannounced inspections by the FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Many states and foreign jurisdictions also have laws and regulations that govern the privacy and security of individually identifiable health information and such laws often vary from one another and from HIPAA.

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

The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Our activities may also be subject to certain state laws regarding the privacy and security of health information that may not be preempted by HIPAA, as well as additional tracking and reporting obligations regarding payments to healthcare providers and marketing expenditures.

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

Any product candidates for which we obtain marketing approval may not be considered medically necessary or cost-effective by third party payors and we may need to conduct expensive pharmacoeconomic studies in the future to demonstrate the medical necessity and/or cost effectiveness of any such product. Nonetheless, our product candidates may not be considered medically necessary or cost effective. The U.S. government, state legislatures and foreign governments have shown increased interest in implementing cost containment programs to limit government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Continued interest in and adoption of such controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the product candidates we are developing.

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

By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act (“ACA”) became law. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry and was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. We continue to evaluate the effect that the ACA has on our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2024 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

Various lawmakers have sought to further modify, repeal or supplement certain provisions of the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

We have experienced negative cash flows for our operating activities since inception, primarily due to the investments required to commercialize our primary drug candidate, SBP-101. Our financing cash flows historically have been positive due to proceeds from the sale of equity securities and promissory notes issuances. Our net cash used in operating activities was $2.4 million and $3.4 million for the years ended December 31, 2018 and 2017, respectively, and we had negative working capital of $1.1 million (excludes $1.3 million of debt discount) and $3.4 million as of the same dates, respectively.

Our operations are subject to all the risks, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the pharmaceutical and biotechnology industries in which we compete. Investors should evaluate us considering the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

As a result of our current lack of financial liquidity, we and our auditors have expressed substantial doubt regarding our ability to continue as a “going concern.”

As a result of our current lack of financial liquidity, our auditors’ report for our 2018 financial statements, which are included as part of this report, contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 became law (the “Tax Act”). The Tax Act enacts a broad range of changes to the Internal Revenue Code of 1986, as amended (the “IRC”). The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our accounting for the Tax Act is complete, including the remeasurement of our deferred tax assets and liabilities using the reduced corporate federal tax rate of 21%. Tax reform did not have a material impact to our financial statements as our net deferred tax assets and liabilities are fully reserved. The impact of the Tax Act on holders of our common shares is uncertain and could be adverse. This annual report does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

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

The pharmaceutical and biotechnology industries in which we compete are highly competitive and characterized by rapid and significant technological change. We face intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Some of these organizations are pursuing products based on technologies similar to our technology. Other of these organizations have developed and are marketing products or are pursuing other technological approaches designed to produce products that are competitive with our product candidates in the therapeutic effect these competitive products have on the disease targeted by our product candidate. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than any that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product candidate.

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

Our business depends on the successful development and commercialization of our product candidates. We are currently focused on developing our initial product candidate, SBP-101, for the treatment of PDA and are not permitted to market it in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. The process of developing new drugs and/or therapeutic products is inherently complex, unpredictable, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in drugs that will receive regulatory approval and achieve market acceptance. A product candidate that appears to be promising at all stages of development may not reach the market for a number of reasons that may not be predictable based on results and data from the clinical program. A product candidate may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoints even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance.

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

Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care through various means. We expect several federal, state and foreign proposals to control the cost of drugs through government regulation. We are unsure of the impact recent health care reform legislation may have on our business or what actions federal, state, foreign and private payors may take in response to the recent reforms. Therefore, it is difficult to predict the effect of any implemented reform on our business. Our ability to commercialize our product candidate successfully will depend, in part, on the extent to which reimbursement for the cost of such product candidate and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our product candidates, our product candidates may fail to achieve market acceptance and our results of operations will be harmed.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“PPACA”), was passed, which substantially changed the way health care is financed by both governmental and private insurers and has significantly impacted the U.S. pharmaceutical industry. PPACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and subjects additional drugs to lower pricing under the 340B Drug Discount Program by adding new entities to the program.

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

We are party to a license agreement with UFRF. The patent underlying the licensed intellectual property and those of other biopharmaceutical companies, are generally uncertain and involve complex legal, scientific and factual questions.

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

As of December 31, 2018, our directors and executive officers beneficially owned 24.6% of our common stock and together are able to influence significantly all matters requiring approval by our stockholders. In addition, two holders of greater than five percent of our common stock beneficially owned 20.9% and, acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from other stockholders, and they may vote in a way with which other stockholders disagree and that may be adverse to the interests of other stockholders. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company, and may affect the market price of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

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

As of March 15, 2019, the 30-day average daily trading volume in our common stock was less than 500 shares as reported by OTC Markets Group Inc. If trading in our stock continues at that level, it may be difficult for investors to sell or buy substantial quantities of shares in the public market at any given time at prevailing prices as significant price movement can be caused trading a relatively small number of shares. Accordingly, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. We cannot guarantee that a more liquid market for our common stock will develop.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and cause investors to lose part or all of their investment.

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate more difficult. As of December 31, 2018, we had outstanding stock options to purchase 1,032,211 shares of our common stock at a weighted-average exercise price of $8.90 per share, outstanding warrants to purchase 2,035,197 shares of common stock at a weighted-average exercise price of $5.28 per share and outstanding convertible notes payable, including accrued interest, convertible into an estimated 383,947 shares at a weighted-average conversion price of $3.54.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2018, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and reporting.

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

Market Information

There is no “established trading market” for our shares of common stock. Our common stock is quoted on the OTCQB tier of the over-the-counter markets administered by OTC Markets Group, Inc. under the symbol “SNBP” and is eligible to trade electronically through the Depository Trust Company.

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

Set forth below are the high and low bid prices for our common stock for each quarter of 2018 and 2017 for which data is available. These bid prices were obtained from OTC Markets Group Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal 2018	High	Low
Fourth Quarter	$4.00	$3.25
Third Quarter	$5.75	$3.55
Second Quarter	$7.50	$5.00
First Quarter	$9.00	$4.75

Fiscal 2017	High	Low
Fourth Quarter	$18.00	$2.00
Third Quarter	$14.50	$5.70
Second Quarter	$29.00	$12.50
First Quarter	$40.00	$7.80

As of March 15, 2019, there were 225 holders of record of our common stock.

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

In August 2015, the FDA accepted our Investigational New Drug (“IND”) application for our SBP-101 product candidate. We have completed an initial clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase 1, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled 29 patients into six cohorts, or groups, in the dose-escalation phase of this Phase 1 trial. Twenty-four of the patients received at least two prior chemotherapy regimens. No drug-related serious adverse events occurred during the first four cohorts. In cohort five, serious adverse events (klebsiella sepsis with metabolic acidosis in one patient, renal and hepatic toxicity in one patient, and mesenteric vein thrombosis with metabolic acidosis in one patient) were observed in three of the ten patients, two of whom exhibited progressive disease at the end of their first cycle of treatment and were determined by the Data Safety Monitoring Board (“DSMB”) to be dose-limiting toxicities (“DLTs”). Consistent with the study protocol, the DSMB recommended continuation of the study by expansion of cohort 4, one level below that at which DLTs were observed. Four patients were enrolled in this expansion cohort. One patient developed focal pancreatitis at the site of the primary tumor after 2.3 months, but otherwise SBP-101 was considered well tolerated below dose level five. The most common drug related adverse events were nausea, vomiting, diarrhea, injection site pain and abdominal pain, which were mostly mild, grades 1 or 2, and are symptoms common in patients with pancreatic cancer. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level.

In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the Response Evaluation Criteria in Solid Tumors (“RECIST”), the current standard for evaluating changes in the size of tumors. Eight of the 23 patients (35%) had Stable Disease (“SD”) and 15 of 24 (65%) had Progressive Disease (“PD”). It should be noted that of the 15 patients with PD, six came from cohorts 1 and 2 and are considered to have received less than potentially therapeutic doses of SBP-101. We also noted that 28 of the 29 patients had follow-up blood tests measuring the Tumor Marker CA 19-9 associated with pancreatic ductal adenocarcinoma. Eleven of these patients (39%) had reductions in the CA 19-9 levels, as measured at least once after the baseline assessment. Seven of the remaining 17 patients who showed no reduction in CA 19-9 came from cohorts one and two.

By cohort, stable disease occurred in two patients in cohort 3, two patients in cohort 4 and four patients in cohort 5. The best response outcomes and best median survival were observed in the group of patients who received total cumulative doses of approximately 6 mg/kg (cohort 3). Two of four patients (50%) showed SD at week eight. Median survival in this group was 5.9 months, with two patients surviving 8 and 10 months, respectively. By total cumulative dose received, 5 of 12 patients (42%) who received total cumulative doses between 2.5 mg/kg and 8.0 mg/kg had reductions in the CA19-9 levels, as measured at least once after the baseline assessment. Nine of these patients (67%) exceeded 3 months of overall survival (“OS”), three patients (25%) exceeded 9 months of OS and two patients (17%) exceeded 1 year of OS and were still alive at the end of the study.

This study was conducted at clinical sites in both Australia and the United States including The Mayo Clinic Scottsdale and HonorHealth in Scottsdale, AZ, the Austin Health Olivia Newton-John Cancer Wellness & Research Centre in Melbourne, Australia and the Ashford Cancer Centre in Adelaide, Australia.

With the approval of the DSMB, we cancelled the Phase 1b portion of the first-in-human monotherapy study in order to evaluate SBP-101 as front line, combination chemotherapy in pancreatic cancer patients.

We began enrolling patients in our next clinical trial in June of 2018. This second clinical trial is a Phase 1a/1b study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. We are currently conducting the trial at four study sites (three in Australia and one in the United States). In the Phase 1a portion of this trial, we expect to enroll three cohorts of three to six patients with increased dosage levels of SBP-101 administered in the second and third cohorts. Demonstration of adequate safety in Phase 1a is expected to lead to the Phase 1b exploration of efficacy, in which we plan to enroll ten patients using the recommended dosage level determined in Phase 1a. Should we obtain adequate funding, we hope to increase the number of patients enrolled in the Phase 1b portion of the trial to 36, thus providing a stronger basis for the next steps in the clinical evaluation of SBP - 101. We expect to complete Phase 1a in the fourth quarter of 2019. Early results from the Phase 1b expansion could become available as soon as the second half of 2020. We estimate that completion of our Phase 1a/1b clinical trial in PDA will require additional funding of approximately $6 to $12 million.

Additional clinical trials will be required for FDA or other similar approvals if the results of the front-line clinical trial of our SBP-101 product candidate justify continued development. The cost and timing of additional clinical trials is highly dependent on the nature and size of the trials; however, it is estimated that the next steps in the approval process could cost between $25 and $30 million.

Financial Overview

We have incurred losses of $35.1 million since our inception in 2011. For the year ended December 31, 2018, we incurred a net loss of $5.9 million, which includes a non-cash charge of $1.8 million related to the amortization of the debt discount on $3.1 million of convertible notes which converted to common stock and common stock and warrants during the year. We also incurred negative cash flows from operating activities of $2.4 million for this period. We expect to incur substantial losses, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our increase in cash compared to December 31, 2017 was primarily due to $3.6 aggregate proceeds from equity and debt offerings completed during 2018, offset in part by cash used in operations.

On October 2018, we received a research and development tax incentive payment from the government of Australia related to the research activities of our Australian subsidiary during 2017. The incentive payment received was approximately $299,000.

To further preserve funds, effective November 1, 2018, the Company’s Board of Directors and management team implemented temporary salary reductions for all employees. After the resignation of the Company’s President and CEO on October 31, 2018, the Company consolidated this position with that of our Executive Chairman as of the same date. The savings associated with these changes totaled $179,000 in the year ended December 31, 2018.

As of December 31, 2018, we had cash of $1.4 million, negative working capital of $1.1 million (excluding $1.3 million of debt discount) and stockholders’ equity of $0.3 million.

We will need additional funds to continue our operations and execute our business plan, including completing our current Phase 1a /1b clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is not positive or if economic or market conditions deteriorate.

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

Research and Development Expenses

Since our inception, we have focused our activities on the development of SBP-101, our initial product candidate, for the treatment of pancreatic cancer. We expense both internal and external research and development costs as incurred. Research and development costs include expenses incurred in the conduct of our human clinical trials, for third-party service providers performing various testing and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of the SBP-101 compound for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our SBP-101 product candidate; personnel costs, including salaries, benefits and stock-based compensation; and costs to license and maintain our licensed intellectual property. During 2018 and 2017, research and development expenditures were focused primarily on costs related to the execution of our now completed Phase 1 first-in-human clinical trial and our current Phase 1a /1b front line clinical trial.

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

Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple clinical trial sites and for contract research organizations, (“CRO”), which administer clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts and the achievement of milestones, such as number of patients enrolled. If timelines or contracts are modified based upon changes to the clinical trial design or scope of work to be performed, we modify our estimates of accrued expenses accordingly.

We expense costs associated with obtaining licenses for patented technologies when it is determined there is no alternative future use of the intellectual property subject to the license.

Other Income (Expense)

Other income (expense) consists of interest income, cash and non-cash interest expense and transaction gains and losses resulting from transactions denominated in other than our functional currency.

Grant Income

Grant income is derived from a one-time grant awarded to the Company by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health (the “Grant Agreement”). The total grant awarded under the Grant Agreement was $225,000 and funded studies of SBP-101 as a potential treatment for pancreatitis. Grant income is recognized as a non-operating income when the related research and development expenses are incurred, terms of the grant have been complied with and the Company has received reimbursement under the Grant Agreement.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

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

Results of Operations

Comparison of the Results of Operations (in thousands) for the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017	Percent Change
Operating Expenses
General and administrative	$2,108	$3,423	-38.4%
Research and development	1,783	2,593	-31.2%
Total operating expenses	3,891	6,016	-35.3%

Other expenses, net	(2,268)	(4,894)	-53.7%
Income tax benefit	254	536	-52.6%

Net Loss	$(5,905)	$(10,374)	-43.1%

General and administrative and research and development expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through December 31, 2018 vest based upon time-based and performance conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and 2017 (in thousands):

	Year ended December 31,
	2018	2017
General and administative	$1,497	$1,430
Research and Development	876	303
Total Stock based compensation	$2,373	$1,733

General and administrative expense

Our general and administrative (“G&A”) expenses decreased 38.4% to $2.1 million in 2018, down from $3.4 million in 2017. The increase in stock compensation expense associated with the officer’s waiver of accrued compensation was mostly offset by the corresponding decrease in salary expense. The net remaining decrease in G&A expenses is primarily the result of a decrease in stock-based compensation expense excluding the expense of options granted for the waiver of contingent payment rights, fewer staff members in the year and voluntary salary reductions taken at the end of 2018.

Research and product development expense

Our research and development (“R&D”) expenses decreased 31.2% to $1.8 million in 2018, down from $2.6 million in 2017. The decrease in R&D expenses resulted from a decrease in Salary expense versus the prior year due to lower staff levels and less spending on clinical studies as the spending on the 2018 clinical trial did not begin until mid-2018.

Other expense, net

Other expense, net, decreased to $2.3 million for the year ended December 31, 2018, down from $4.9 million in the same period of the prior year. In 2018, these expenses were primarily the amortization of the debt discount on the 2017 Notes. The decrease versus 2017 was due primarily to charges recorded in 2017 related to the induced conversion of debt and increased interest expense resulting from the amortization of the discount on the 2017 convertible notes payable.

Income tax benefit

Income tax benefit decreased to $254,000 in 2018, down from $536,000 in 2017. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia. The current year decrease reflects a decrease in the costs eligible for the Australian R&D tax credit.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2018 and 2017 and for each of fiscal years ended December 31, 2018 and 2017, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	December 31,
	2018		2017
Cash	$1,405		$152
Working capital deficiency	$(1,073	)*	$(3,403)

* exludes $1,289 of debt discount

Cash Flow Data	Year Ended December 31,
	2018	2017
Cash Provided by (used in):
Operating Activities	$(2,387)	$(3,402)
Investment Activities	-	-
Financing Activities	3,643	3,106
Effect of exchange rate changes on cash	(3)	10
Net increase (decrease) in cash	$1,253	$(286)

Working Capital

Our total cash resources were $1.4 million as of December 31, 2018, compared to $152,000 as of December 31, 2017. As of December 31, 2018, we had $1.6 million in current liabilities and negative working capital of $1.1 million (excludes $1.3 million of debt discount). As of December 31, 2017, we had $4.2 million in current liabilities and negative net working capital of $3.4 million.

Subsequent to the end of 2018, we issued additional convertible notes per the 2018 Notes with a number of accredited purchasers. Pursuant to these closings we issued notes with a principal balance equal to the gross proceeds of $817,000 and issued 481,422 warrants to purchase common stock

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.4 million during 2018, compared to $3.4 million during 2017. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities. In the year ended December 31, 2018, the net loss is also offset by a non-cash charge of $1.8 million related to the amortization of the discount on the 2017 convertible notes payable. In the year ended December 31, 2017, the net loss is also offset by a non-cash charge of $3.7 million related to the induced conversions of $2.9 million of convertible promissory notes, including accrued but unpaid interest, and $250,000 aggregate principal amount of demand notes and a non-cash charge of $1.4 million related to the amortization of the discount on the 2017 convertible notes payable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.6 million for the years ended December 31, 2018 which was comprised primarily of net proceeds from the sale of common stock and warrants ($2.3 million) and the sale of the 2018 Notes and warrants ($1.3 million). During the year ended December 31, 2017, net cash provided by financing activities was $3.1 million which resulted from net proceeds received in the sale of convertible promissory notes.

Capital Requirements

As we continue to pursue our operations and execute our business plan, including the completion of our current Phase 1a/1b clinical trial for our initial product candidate, SBP-101, in pancreatic cancer, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●	the progress of clinical trials required to support our applications for regulatory approvals, including our Phase 1a /1b clinical trial, a human clinical trial in Australia and the United States;

●	our ability to demonstrate the safety and effectiveness of our SBP-101 product candidate;

●	our ability to obtain regulatory approval of our SBP-101 product candidate in the United States, the European Union or other international markets;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our SBP-101 product candidate;

●	the market acceptance and level of future sales of our SBP-101 product candidate;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments; and

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims.

As of December 31, 2018, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

Indebtedness

As of December 31, 2018, we had $1.4 million aggregate principal amount of convertible promissory notes outstanding. We also had $286,000 outstanding in an unsecured loan that accrues annual interest of 4.125% and is scheduled to mature on May 1, 2019. We commenced monthly payments of principal and interest totaling $10,000 on May 1, 2018.

Issuances of Convertible Notes during 2018

On December 21 and 31of 2018 we sold convertible promissory notes (the “2018 Notes”) and warrants to purchase common stock raising gross proceeds of $1.3 million. The 2018 Notes mature on June 30, 2019 and bear interest at a rate of 10.0% per year. We may prepay the 2018 Notes in whole or in part at any time without penalty or premium. The 2018 Notes have a mandatory conversion of all principal and interest into common stock on the earlier of (1) June 30, 2019 or (2) the date our Company receives gross proceeds of at least $6.0 million from the sale of equity securities (excluding this the sale of the 2018 Notes and warrants, conversion of the 2018 Notes, and exercise of the warrants sold with the 2018 Notes). The 2018 Notes convert at a stated conversion rate of $3.50 per share subject to downward adjustments to match the price per share of common stock or any unit containing a share of common stock issued by the Company on or before the date of conversion. In addition, investors in the 2018 Notes received a warrant to purchase two shares of common stock for every $3.50 principal amount of 2018 Notes purchased. In total, warrants to purchase 762,076 shares of common stock were issued in the December closings. The exercise price of each warrant is $4.50 per share and they are exercisable until the 5-year anniversary of the dates of issuance. The exercise price of each warrant is subject to downward adjustments to match the exercise price of any common stock warrants issued by the Company on or before June 30, 2019. The 2018 Notes and accrued interest will convert into approximately 395,800 shares of common stock upon maturity.

Issuance of Common Stock and Warrants during 2018

On February 20, 2018, we entered into a Securities Purchase Agreement (the “2018 Purchase Agreement”) with certain accredited investors and completed an initial closing on the same date. Pursuant to the initial closing, we sold a total of 168,000 shares of common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock. The warrants issued under the 2018 Purchase Agreement are exercisable for a period of three years from the date of issuance at an exercise price of $5.00 per share. On March 16, 2018 and May 16, 2018, we completed additional closings under the 2018 Purchase Agreement, resulting in the sale of an additional 84,200 and 216,000, respectively, shares of common stock and warrants. We received aggregate gross proceeds totaling $2.3 million pursuant closing under the 2018 Purchase Agreement, of which $125,000 was received from directors and officers of the Company or its subsidiary.

Conversion of 2017 Convertible Notes during 2018

On May 16, 2018, as the result of receiving aggregate gross proceeds exceeding $2.0 million for the sale equity of securities the Company completed the conversion of previously outstanding debt. Indebtedness totaling $330,500 and accrued interest totaling approximately $19,500 was converted into 104,463 shares of common stock. Debt totaling approximately $2.7 million and accrued interest totaling approximately $163,500 was converted into 646,279 shares of common stock and warrants under the terms of the 2018 Purchase Agreements. As of the date of conversion an incremental beneficial conversion feature of $121,000 was recorded as debt discount. Unamortized debt discount totaling $1.0 million was charged to interest expense as of the date of conversion.

Issuance of Convertible Promissory Notes During 2017

During 2017 we sold convertible promissory notes (the “2017 Notes”) raising gross proceeds of approximately $3.1 million. The 2017 Notes were scheduled to mature on December 1, 2018 and bore interest at a rate of 5.0% per year. Principal and interest on the 2017 Notes would have been payable at maturity. The Company had the option to prepay the 2017 Notes in whole or in part at any time without penalty or premium. The 2017 Notes were convertible into shares of common stock or other securities of the Company upon the occurrence of a “qualified financing,” including the sale of equity securities or a strategic partnership, raising gross proceeds of at least $2.0 million on or before the maturity of the 2017 Notes or upon the request of a holder of any 2017 Note at a fixed conversion rate of $10.10 per share. All of the 2017 Notes converted into equity securities during 2018 as described above. One of our stockholders, who beneficially owned more than 10% of our common stock, purchased $200,000 of the 2017 Notes.

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

Subsequent Event and Future Capital Requirements

On January 14, 25 and 31 of 2019, we sold convertible promissory notes (“2018 Notes”) and warrants to purchase a share of common stock. We received aggregate gross proceeds of $0.8 million on substantially the same terms as the December closings discussed above and issued warrants for 481,422 shares of common stock. Refer to “Subsequent Events” to the Consolidated Financial Statements appearing in Part II, Item 8, for further details.

We require additional funds to continue our operations and execute our business plan, including completing our current Phase 1 clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. We believe that our existing cash, combined with the proceeds from the sale of the 2018 Notes, will be sufficient to fund our operating expenses through the second quarter of 2019.

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

Our future success is dependent upon our ability to obtain additional financing, the success of our current Phase 1a/1b clinical trial and required future trials, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, the European Union and other international markets. If we are unable to obtain additional financing when needed, if our Phase 1 clinical trial is not successful, if we do not receive regulatory approval required future trials or if once these studies are concluded, we do not receive marketing approval for our SBP-101 product candidate, we would not be able to continue as a going concern and would be forced to cease operations. The financial statements included in this report have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

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

The license agreement requires the Company to pay royalties to UFRF ranging from 2.5% to 5% of net sales of licensed products developed from the licensed technology. Minimum annual royalties are required after the initial occurrence of a commercial sale of a marketed product. Royalties are payable for the longer of (i) the last to expire of the claims in the licensed patents or (ii) ten (10) years from the first commercial sale of a licensed product in each country in which licensed product is sold. The minimum annual royalties are as follows:

●	$50,000 is due 270 days after occurrence of first commercial sale;

●	$100,000 is due on the first anniversary date of the first payment;

●	$100,000 is due on the second anniversary date of the first payment; and

●	$300,000 is due on the third anniversary date of the first payment and subsequent anniversary dates, thereafter, continuing for the life of the license agreement.

The Company is subject to six different milestone payments under the license agreement.

●	$50,000 is due upon enrollment of the first subject in a Phase I clinical trial;

●	$300,000 is due upon enrollment of the first subject in a Phase II clinical trial;

●	$3,000,000 is due upon approval of a New Drug Application;

●	$2,000,000 is due upon approval to manufacture and market in either the European Union or Japan (one time only);

●	$1,000,000 is due upon the first-time annual net sales of licensed product or licensed process by the Company reaches $100,000,000; and

●	$3,000,000 is due upon the first-time annual net sales of licensed product or licensed process by the Company reaches $500,000,000.

On January 4, 2016, we enrolled the first patient in our Phase 1 clinical trial of SBP-101 in patients with previously treated pancreatic cancer. Accordingly, we recorded a milestone obligation of $50,000 as a license expense as of this date. As of December 31, 2018, no royalty or milestone payments were due. The Company is also committed to pay an annual license maintenance fee of $10,000.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the significant deficiency related to insufficient accounting personnel discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2018, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

None.

PART III

Certain information required by Part III will be incorporated by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2019 (the “Proxy Statement”), which we expect to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2018. Except for those portions specifically incorporated in this annual report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this annual report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing under the headings “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated into this Item by reference.

Executive Officers

Michael T. Cullen, M.D., M.B.A., age 73, has served as Executive Chairman of the board and as a director of our Company since the effective time of the Merger. Dr. Cullen resumed responsibilities as President and Chief Executive Officer effective October 31, 2018. Dr. Cullen brings 30 years of pharmaceutical experience to our Company, including expertise in working with development-stage companies in planning, designing and advancing drug candidates from preclinical through clinical development. Dr. Cullen co-founded the Company in November 2011 and had continuously served as Chairman its board of directors since that date. He previously served as our Chief Executive Officer and President from November 2011 to June 2015. Dr. Cullen provided due diligence consulting to the pharmaceutical industry from 2009 to 2011, after one year in transition consulting to Eisai Pharmaceuticals. He developed several oncology drugs as Chief Medical Officer for MGI Pharma Inc. from 2000 to 2008, and previously at G.D. Searle, SunPharm Corporation, and as Vice President for Clinical Consulting at IBAH Inc., the world’s fifth largest contract research organization, where he provided consulting services on business strategy, creating development plans, regulatory matters and designing clinical trials for several development stage companies in the pharmaceutical industry. Dr. Cullen was also a co-founder and Chief Executive Officer of IDD Medical, a pharmaceutical start-up company. Dr. Cullen joined 3M Pharmaceuticals in 1988 and contributed to the development of cardiovascular, pulmonary, rheumatology and immune-response modification drugs. Over the course of his career Dr. Cullen has been instrumental in obtaining the approval of ten drugs, including three (3) since 2004: Aloxi®, Dacogen® and Lusedra®. Board-certified in Internal Medicine, Dr. Cullen practiced from 1977 to 1988 at Owatonna Clinic, Owatonna, MN, where he served as president. Dr. Cullen earned his MD and BS degrees from the University of Minnesota and his MBA from the University of St. Thomas and completed his residency and Board certification in Internal Medicine through the University of North Carolina in Chapel Hill and Wilmington, NC.

Susan Horvath, age 59, has served as our Vice President and Chief Financial Officer since April 17, 2018. Ms. Horvath has held both finance and operating positions within pharmaceutical, healthcare and consumer organizations. In addition to her position with the Company, Ms. Horvath sits on the Board of Directors and provides consulting financial services for Photonic Pharma, LLC, a privately held company focused on efficiencies in early stage drug discovery. Prior to joining the Sun BioPharma team Ms. Horvath served as Chief Financial Officer of Eyebobs, LLC, a private company focused on eyewear for corrective vision; Vice President and Chief Financial Officer of Tenacious Holdings, Inc. (d/b/a ergodyne) a privately held, safety products company; Chief Financial Officer and Vice President of Human Resources at Healthsense, Inc., a next generation technology (SaaS) and remote monitoring company focused on providing safety and improving quality of life while reducing overall costs of healthcare for seniors and fragile adults; Chief Financial Officer, Vice President of Operations & Human Resources of Hemosphere, Inc., an early commercialization stage medical device company and Vice President & Team Leader International of CNS, Inc, a publicly traded consumer health care products company focused on the development and marketing of strong consumer brands. Ms. Horvath holds a Bachelor of Science degree in Accounting from the University of Illinois, Champaign, and is a Certified Management Accountant and Certified Public Accountant, inactive.

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

4.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed March 6, 2017)
4.5	Form of Warrant (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed February 26, 2018)
4.6	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed December 26, 2018)
4.7	Form of Common Stock Warrant (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed December 26, 2018)

Exhibit No.	Description
10.1*	2011 Stock Option Plan, as amended through January 1, 2015 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 11, 2015)
10.2*	Form of Incentive Stock Option Agreement for awards under 2011 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed September 11, 2015)
10.3*	Form of Non-Qualified Stock Option Agreement for awards under 2011 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed September 11, 2015)
10.4*	2016 Omnibus Incentive Plan, as amended through March 14, 2018 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 20, 2018)
10.5*	Form of Incentive Stock Option Agreement for awards under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for quarter ended June 30, 2016)
10.6*	Form of Non-Qualified Stock Option Agreement for awards under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for quarter ended June 30, 2016)
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

10.16*	Second Amendment to Employment Agreement with David B. Kaysen, dated October 1, 2017 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed October 13, 2017)
10.17*	Waiver and Third Amendment to Employment Agreement with David B. Kaysen, effective as of February 27, 2018 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed March 5, 2018)
10.18*	Employment Agreement with Suzanne Gagnon, dated December 2, 2015 (incorporated by reference to Exhibit 10.9 to annual report on Form 10-K for fiscal year ended December 31, 2015)
10.19*

First Amendment to Employment Agreement with Suzanne Gagnon, dated September 12, 2016 (incorporated by reference to exhibit 10.17 to registration statement on Form S-1filed September 16, 2016, file no. 333-213687)

Exhibit No.	Description
10.20*	Second Amendment to Employment Agreement with Suzanne Gagnon, dated October 1, 2017 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed October 13, 2017)
10.21*	Employment Agreement with Scott Kellen, dated December 2, 2015 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed December 4, 2015)
10.22*

First Amendment to Employment Agreement with Scott Kellen, dated September 12, 2016 (incorporated by reference to Exhibit 10.19 to registration statement on Form S-1filed September 16, 2016, file no. 333-213687)

10.23*	Second Amendment to Employment Agreement with Scott Kellen, dated October 1, 2017 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed October 13, 2017)
10.24*	Waiver and Third Amendment to Employment Agreement with Scott Kellen, effective as of February 27, 2018 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed March 5, 2018)
10.25	Form of Securities Purchase Agreement, dated February 20, 2018 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed February 26, 2018)
10.26*	Employment Agreement with Susan Horvath, dated April 17, 2018 (incorporated by reference to Exhibit 10.4 to current report on Form 10- Q filed May 14, 2018)
10.27	Consulting agreement with David Kaysen dated October 31, 2018 (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed November 1, 2018)
10.28	Form of Securities Purchase Agreement, by and among the Company and Investors (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed December 26, 2018)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to annual report on Form 10-K for the fiscal year ended December 31, 2016)
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Powers of Attorney
31.1+	Chief Executive Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Chief Financial Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

+	Filed herewith
++	Furnished herewith
*	Management compensatory plan or arrangement required to be filed as an exhibit to this report.
**	Portions of exhibit omitted pursuant to order granting confidential treatment issued by the Securities and Exchange Commission.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2019.

SUN BIOPHARMA, INC.

By:	/s/ MICHAEL T. CULLEN
Michael T Cullen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2019.

/s/ MICHAEL T. CULLEN	/s/ SUSAN HORVATH
Michael T. Cullen, President and Chief Executive Officer (Principal Executive Officer) and Director	Susan Horvath, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

*	*
Suzanne Gagnon, Director	Jeffrey S. Mathiesen, Director

*	*
Paul W. Schaffer, Director	D. Robert Schemel, Director

*	*

*

Michael T Cullen, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ MICHAEL T. CULLEN
Michael T. Cullen, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sun BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sun Biopharma, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida
March 22, 2019

Sun BioPharma, Inc.
Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$1,405	$152
Prepaid expenses and other current assets	110	195
Income tax receivable	332	420
Total current assets	1,847	767
Other noncurrent assets	51	-
Total assets	$1,898	$767

LIABILITITES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,064	$1,196
Accrued expenses	212	1,254
Convertible notes payable, net of debt discounts	64	1,525
Term debt, current portion	286	14
Accrued interest	4	181
Total current liabilities	1,630	4,170

Long-term liabilities:
Term debt, noncurrent portion	-	286
Total long-term liabilities	-	286

Stockholders' equity (deficit):

Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of December 31 2018 and 2017	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 5,077,483 and 3,841,652 shares issued and outstanding, as of December 31, 2018 and 2017, respectively	5	4
Additional paid-in capital	35,038	25,625
Accumulated deficit	(35,058)	(29,153)
Accumulated comprehensive income (loss)	283	(165)
Total stockholders' equity (deficit)	268	(3,689)
Total liabilities and stockholders' equity (deficit)	$1,898	$767

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017
Operating expenses:
General and administrative	$2,108	$3,423
Research and development	1,783	2,593
Operating loss	(3,891)	(6,016)

Other income (expense):
Interest income	-	1
Grant income	54	163
Interest expense	(1,814)	(1,617)
Loss on induced debt conversions	-	(3,696)
Other (expense) income	(508)	255
Total other expense	(2,268)	(4,894)

Loss before income tax benefit	$(6,159)	$(10,910)

Income tax benefit	254	536

Net loss	(5,905)	(10,374)
Foreign currency translation adjustment	448	(241)

Comprehensive loss	$(5,457)	$(10,615)

Basic and diluted net loss per share	$(1.27)	$(2.91)
Weighted average shares outstanding - basic and diluted	4,662,080	3,566,098

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)

Balances as of January 1, 2017	3,220	$3	$14,058	$(18,779)	$76	$(4,642)
Conversion of convertible notes payable and accrued interest into common stock	385	1	5,840	-	-	5,841
Conversion of demand notes into common stock	34	-	993	-	-	993
Charge for fair market value of beneficial conversion feature		-	2,954	-	-	2,954
Exercise of common stock options	22	-	28	-	-	28
Exercise of stock purchase warrants	181	-	19	-	-	19
Stock based compensation	-	-	1,733	-	-	1,733
Net loss	-	-	-	(10,374)	-	(10,374)
Foreign currency translation adjustment	-	-	-	-	(241)	(241)
Balances at December 31, 2017	3,842	4	25,625	(29,153)	(165)	(3,689)
Sale of common stock and warrants, net and exercise of stock options	485	-	2,328	-	-	2,328
Beneficial conversion feature	-	-	716	-	-	716
Warrants issued with sale of convertible notes payable	-	-	739	-	-	739
Conversion of convertible notes payable and accrued interest into common stock and warrants	751	1	3,257	-	-	3,258
Stock based compensation	-	-	2,373	-	-	2,373
Net loss	-	-	-	(5,905)	-	(5,905)
Foreign currency translation adjustment	-	-	-	-	448	448
Balances at December 31, 2018	5,078	$5	$35,038	$(35,058)	$283	$268

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended Decmber 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,905)	$(10,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on induced debt conversions	-	3,696
Stock-based compensation	1,279	1,733
Amortization of debt discount	1,732	1,387
Amortization of debt issuance costs	9	56
Non-cash interest expense	4	162
Changes in operating assets and liabilities:
Income tax receivable	50	(70)
Prepaid expenses and other current assets	25	(75)
Accounts payable	360	(319)
Accrued liabilities	59	402
Net cash used in operating activities	(2,387)	(3,402)

Cash flows from financing activities:
Proceeds from the sale of convertible promissory notes, net of offering costs of $5 and $16 respectively	1,329	3,059
Proceeds from sale of common stock and warrants, net of offering costs of $27	2,328	-
Proceeds from the exercise of stock options	-	28
Proceeeds from exercise of stock purchase warrants	-	19
Repayments of term debt	(14)	$-
Net cash provided by financing activities	3,643	3,106

Effect of exchange rate changes on cash	(3)	10

Net increase in cash	1,253	(286)
Cash at beginning of period	152	438
Cash at end of period	$1,405	$152

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$67	$11

Supplemental disclosure of non-cash transactions:
Conversion of convertible notes payable and accrued interest into common stock	$-	$2,888
Conversion of convertible notes payable and accrued interest into common stock and warrants	$3,258	$-
Beneficial conversion feature in convertible notes	$716	$2,954
Warrants issued with convertible notes	$739	$-
Conversion of demand notes into common stock	$-	$250
Options granted in exchange for release from contingent payment obligations	$1,094	$-

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.
Notes to Consolidated Financial Statements

1.	Business

Sun BioPharma, Inc. and its wholly-owned subsidiary Sun BioPharma Australia Pty Ltd. (collectively “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a second indication in chronic pancreatitis. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”). Sun BioPharma, Inc. was incorporated under the laws of the State of Delaware on September 21, 2011. Sun BioPharma Australia Pty Ltd was established on May 24, 2013 and incorporated under the laws of Australian Securities and Investments Commission.

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

We have incurred losses of $35.1 million since our inception in 2011. For the year ended December 31, 2018 we incurred a net loss and negative cash flows from operating activities of $5.9 million and $2.4 million, respectively. We expect to incur substantial losses for the foreseeable future, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and the clinical development of our primary product candidate, SBP-101. As of December 31, 2018, we had cash of $1.4 million, negative working capital of $1.1 million (excluding a debt discount of $1.3 million) and stockholders’ equity of $0.3 million. The Company’s principal sources of cash have included the issuance of convertible debt and equity securities.

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

Between March 1, 2016 and September 30, 2017, we accrued a portion of cash base salaries for all senior employees in an effort to conserve cash. In lieu of a portion of base salary, the affected employees were entitled to receive a cash payment in an amount equal to the foregone salary. The cash payment would have become due upon a change of control or the issuance of equity securities resulting in cash gross proceeds of $10 million or more. As of December 31, 2017, the contingent payments under these arrangements totaled $1.1 million. On February 27, 2018, each of the affected employees agreed to waive their rights to receive the contingent payments in exchange for common stock options. See Note 7, titled “Employment agreement amendments and waiver of contingent payment rights.”

On February 20, 2018, March 16, 2018 and May 16, 2018 we entered into a Securities Purchase Agreement (the “2018 Purchase Agreement”) with certain accredited investors. We sold a total of 468,200 shares of common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock. The warrants issued under the 2018 Purchase Agreement are exercisable for a period of three years from the date of issuance at an exercise price of $5.00 per share. We have received aggregate gross proceeds totaling $2.3 million pursuant to private placements under the 2018 Purchase Agreement, of which $125,000 was received from directors and officers of the Company or its subsidiary.

On May 16, 2018, as the result of receiving aggregate gross proceeds exceeding $2.0 million for the sale equity securities, under terms of the 2017 convertible debt, the Company completed the conversion of previously outstanding debt. Debt totaling $3.1 million and accrued interest totaling approximately $183,000 was converted into 104,463 shares of common stock and 646,279 units (each consisting of a share of common stock and a warrant to purchase one additional share of common stock).

To preserve funds, effective November 1, 2018 the Company’s Board of Directors and management team implemented temporary salary reductions for all employees. Upon the resignation of the Company’s President and CEO on October 31, 2018, the Company consolidated this position with that of our Executive Chairman as of the same date. The impact to the consolidated financial statements for the year ended December 31, 2018 was a reduction in operating expense of $179,000.

On December 21, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Agreement”) with certain investors and completed an initial closing on the same date. Additional closings occurred on December 31, 2018 and in January of 2019. Pursuant to these closings, the Company issued to investors approximately $2.2 million in original principal amount of unsecured convertible promissory notes (the “2018 Notes”) and warrants to purchase up to 1,243,498 shares of common stock. Included in the total securities sold on December 31, 2018 was $59,000 received from officers and directors of the Company.

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

Research and development costs

Research and development costs include expenses incurred in the conduct of our Phase 1 human clinical trials, for third-party service providers performing various testing and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of the SBP-101 compound for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our SBP-101 product candidate; personnel costs, including salaries, benefits and share-based compensation; and costs to license and maintain our licensed intellectual property.

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

Stock-based compensation

In accounting for stock-based incentive awards we measure and recognize the cost of employee and non-employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation cost is recognized ratably using the straight-line attribution method over the vesting period, which is considered to be the requisite service period. We record forfeitures in the periods in which they occur. The compensation expense for performance-based stock option awards is recognized when “performance” has occurred or is probable of occurring.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted rates, for each of the jurisdictions in which the Company operates, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2018 and 2017. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations and Comprehensive Loss.

Foreign currency translation

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive gain (loss) in the Consolidated Statements of Operations and Comprehensive Loss. During the years ended December 31, 2018 and 2017, any reclassification adjustments from accumulated other comprehensive gain to operations were inconsequential.

Grant Income

Grant income is derived from a one-time grant awarded to the Company by the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health (the “Grant Agreement”). The total grant awarded under the Grant Agreement was $225,000 and was used to fund studies of SBP-101 as a potential treatment for pancreatitis. Grant income is recognized as a non-operating income when the related research and development expenses are incurred, terms of the grant have been complied with and as of December 31, 2018 the Company has been fully reimbursed under the Grant Agreement.

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

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	December 31,
	2018	2017
Employee and non-employee stock options	1,032,211	733,960
Estimated common shares issuable upon conversion of notes payable and accrued interest	383,947	319,193
Common stock issable under common stock purchase warrants	2,035,197	151,500
	3,451,355	1,204,653

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. Effective January 1,2018 the Company early adopted ASU No. 2017-11, which we were allowed to do. The adoption of ASU No. 2017-11 had a material impact on the Company’s consolidated financial statements with respect to the accounting treatment of the 2018 convertible notes and related common stock warrants. As a result of the adoption of ASU 2017-11, the warrants and embedded conversion feature of the 2018 convertible notes do not require treatment as derivative liabilities, but rather qualify for classification within stockholders’ equity.

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

In June 2018, the FASB issued (“ASU”) 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee stock-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the potential impact of this guidance and at this time does not believe that it will have a material impact on the Company’s financial statements.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred payroll and related expenses	$-	$1,094
Clinical trial and related expenses	42	95
Professional services	157	61
Other	13	4
Total accrued liabilities	$212	$1,254

6.	Indebtedness

2018 Convertible notes payable

On December 21 and 31, 2018, we sold convertible promissory notes (the “2018 Notes”) and warrants to purchase common stock for gross proceeds of $1.3 million. The 2018 Notes mature on June 30, 2019 and bear interest at a rate of 10.0% per year. The Company may prepay the 2018 Notes in whole or in part at any time without penalty or premium. The 2018 Notes have a mandatory conversion of all principal and interest into common stock on the earlier of (1) June 30, 2019 or (2) the date the Company receives gross proceeds of at least $6.0 million from the sale of equity securities (subject to certain exclusions). The 2018 Notes convert at a stated conversion rate of $3.50 per share, which is subject to downward adjustment to match the price per share of common stock or any unit containing a share of common stock issued by the Company on or before the date of conversion. In addition to the 2018 Notes, investors received a Warrant to purchase two shares of common stock for every $3.50 principal amount of 2018 Notes purchased. In total, warrants to purchase up to 762,076 shares of common stock were issued in the December closings. The exercise price of each warrant is $4.50 per share and they are exercisable until the 5-year anniversary of the dates of issuance.  The exercise price is subject to downward adjustment to match the exercise price of any common stock warrants issued by the Company on or before June 30, 2019. The warrants had a fair market value of $1.7 million upon issuance. After assigning the relative value of the warrants to the proceeds of the notes it was determined that the 2018 Notes contained a beneficial conversion feature with an aggregate intrinsic value of approximately $0.6 million. Both the relative value of the warrants and the beneficial conversion feature were recorded as a debt discount which is presented as a direct deduction from the carrying value of the 2018 Notes. The discount will be amortized through interest expense over the life of the 2018 Notes.

2017 Convertible notes payable

In 2017 we sold convertible promissory notes (the “2017 Notes”) raising gross proceeds of approximately $3.1 million. The 2017 Notes had been scheduled to mature on December 1, 2018 and bore an interest at a rate of 5.0% per year. Principal and accrued interest on the 2017 Notes was payable at maturity. The 2017 Notes were convertible into shares of common stock or other securities of the Company upon the occurrence of a “qualified financing,” including the sale of equity securities or a strategic partnership, raising gross proceeds of at least $2.0 million on or before the maturity of the 2017 Notes or upon the request of a holder of any 2017 Note at a fixed conversion rate of $10.10 per share. The 2017 Notes contained a beneficial conversion feature with an aggregate intrinsic value of approximately $3.0 million, which was recorded as a debt discount and is presented as a direct deduction from the carrying value of the 2017 Notes. The discount was amortized through interest expense over the life of the 2017 Notes.

On May 16, 2018, as the result of receiving aggregate gross proceeds exceeding $2.0 million for the sale equity securities, under terms of the 2017 Notes, the Company completed the conversion of previously outstanding debt. Debt totaling approximately $3.1 million and accrued interest totaling approximately $183,000 was converted into 104,463 shares of common stock and 646,279 units (each consisting of a share of common stock and a warrant to purchase one additional share of common stock). The units were available through the 2018 Purchase Agreement. The shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act as securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. As of the date of conversion an incremental beneficial conversion feature of $121,000 was recorded as debt discount. Unamortized debt discount totaling $1.0 million was charged to interest expense as of the date of conversion.

2013 Convertible notes payable

In 2013, we initiated an offering of convertible promissory notes (the “2013 Notes”). In total, gross proceeds raised were $3.1 million. The 2013 Notes accrued interest at 5% per year, payable quarterly, were convertible into shares of common stock at $11.25 per share at the option of the holder and were to mature in December 2018.

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

At December 21, 2018 the one remaining 2013 Note which had not converted in 2017 matured and become a demand note. This note, with a principal balance of $25,000 was paid by the Company on January 4, 2019.

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

The following table sets forth the changes in convertible and demand notes payable during the year ended December 31, 2018 (in thousands):

	Convertible Notes Payable
	Principal	Accrued Interest
Principal value at December 31, 2017	$3,101	$126
Accrued Interest on 2017 notes		57
Aggregate principal value of 2017 notes and accrued interest converted into common stock and warrants	(3,076)	(183)
Aggregate principal value of 2018 notes sold	1,334	-
Accrued interest on 2018 notes	-	2
Principal value at December 31, 2018	$1,359	$2

Term debt

On October 26, 2012, we entered into an unsecured loan agreement (the “Agreement”) with the Institute for Commercialization of Public Research, Inc. (the “Institute”). Under the terms of the agreement, we borrowed $300,000 at a fixed interest rate of 4.125%. No principal or interest payments were due until the maturity date, October 26, 2017, unless a mandatory repayment event occurred. Effective October 26, 2017, we entered into an amendment to our unsecured loan agreement with the Institute. Under the terms of the amendment the maturity date of the note was extended to May 1, 2019 with monthly payments of $10,000 begin on May 1, 2018 with the remaining balance due in full on May 1, 2019. The monthly payments applied first to accrued and unpaid interest. The unpaid principal balance at December 31, 2018 was $286,000.

Deferred financing costs

The following table summarizes the deferred financing costs which are presented as a direct reduction of the carrying amount of their related debt liabilities (in thousands):

	December 31, 2018		December 31, 2017
	Convertible Notes Payable	Term Debt	Convertible Notes Payable	Term Debt
Loan principal Amount	$1,359	$286	$3,101	$300
Deferred Financing Costs	5	37	16	37
Accumulated Amortization	-	(37)	(7)	(37)
Unamortized balance	5	-	9	-
Discount on Debt	1,334	-	2,954	-
Accumulated Amortization	(44)	-	(1,387)	-
Unamortized balance	1,290	-	1,567	-
Loan carrying amounts, net	$64	$286	$1,525	$300

We recorded amortization of deferred financing costs of $9,000 and $56,000 for the years ended December 31, 2018 and 2017, respectively, which is included in interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

7	Employment agreement amendments and waiver of contingent payment rights

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

8.	Commitments and Contingencies

License agreement

On December 22, 2011, we entered into an exclusive license agreement with the University of Florida research Foundation (“UFRF”). The license agreement requires the company to pay royalties to UFRF ranging from 2.5% to 5% of net sales of licensed products developed from the licensed technology. Minimum annual royalties are required after the initial occurrence of a commercial sale of a marketed product. Royalties are payable for the longer of (i) the last to expire of the claims in the licensed patents or (ii) ten (10) years from the first commercial sale of a licensed product in each country in which licensed product is sold. The minimum annual royalties are as follows:

●	$50,000 is due 270 days after occurrence of first commercial sale;
●	$100,000 is due on the first anniversary date of the first payment;
●	$100,000 is due on the second anniversary date of the first payment; and
●	$300,000 is due on the third anniversary date of the first payment and subsequent anniversary dates, thereafter, continuing for the life of the license agreement.

In addition, the company is subject to five remaining milestone payments under the license agreement.

●	$300,000 is due upon enrollment of the first subject in a Phase 2 clinical trial;
●	$3,000,000 is due upon approval of a new drug application;
●	$2,000,000 is due upon approval to manufacture and market in either the European Union or Japan (one time only);
●	$1,000,000 is due upon the first-time annual net sales of licensed product or licensed process by the Company reaches $100,000,000; and
●	$3,000,000 is due upon the first-time annual net sales of licensed product or licensed process by the Company reaches $500,000,000.

The license agreement is subject to customary and usual termination provisions. The Company must also pay an annual license maintenance fee of $10,000. Accordingly, we recorded $10,000 as a license expense in the accompanying 2018 and 2017 Consolidated Statements of Operations and Comprehensive Loss.

9.	Stockholders’ Equity (Deficit)

2018 Private placement

On February 20, 2018, we entered into a Securities Purchase Agreement (the “2018 Purchase Agreement”) with certain accredited investors and completed an initial closing on the same date. Pursuant to the initial closing and two subsequent closings in March and May of 2018, we sold a total of 468,200 shares of common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock. The warrants issued under the 2018 Purchase Agreement will be exercisable for a period of three years from the date of issuance at an exercise price of $5.00 per share. We received aggregate gross proceeds totaling approximately $2.3 million pursuant to private placements under the 2018 Purchase Agreement, of which $125,000 was received from directors and officers of the Company or its subsidiary. As of December 31, 2018, 468,200 warrants remained outstanding.

Shares reserved

Shares of common stock reserved for future issuance are as follows:

Shares of common stock reserved for future issuance were as follows as of December 31, 2018:

Stock options outstanding	1,032,211
Shares available for grant under equity incentive plan	732,149
Estimated common shares issuable upon conversion of notes payable and accrued interest	383,947
Common shares issuable under outstanding commons stock purchase warrants	2,035,197
4,183,504

10.	Stock-Based Compensation

2016 Omnibus Incentive Plan

Stock-based awards are granted under the Sun BioPharma, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”), which was adopted by our Board of Directors in March 2016 and approved by our stockholders at our annual meeting of stockholders in May 2016. Effective March 1, 2018, the 2016 Plan was amended and restated in accordance with its terms to (1) decrease the maximum number of shares available for issuance to reflect the 1-for-10 reverse stock split, (2) remove certain provisions relating to Section 162(m) of the Internal Revenue Code of 1986 that were no longer applicable due to the enactment of the Tax Cuts and Jobs Act of 2017 and (3) eliminate cash incentive awards as an award type in light of the same revisions to Section 162(m). The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. A total of 1,500,000 shares of common stock were initially reserved for issuance under the 2016 Plan. As of December 31, 2018, options to purchase 767,851 shares of common stock were outstanding under the 2016 Plan.

2011 Stock Option Plan

Prior to approval of the 2016 Plan, stock-based awards were granted under the Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”), which was adopted by our Board of Directors in September 2011 and approved by our stockholders in January 2012. In conjunction with stockholder approval of the 2016 Plan, the Board terminated the 2011 Plan, although awards outstanding under the 2011 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of December 31, 2018, options to purchase 264,360 shares of common stock remained outstanding under the 2011 Plan.

We recognize stock-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows:

	Shares Available for Grant	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2017	1,114,400	701,960	$9.50	$3,896,235
Granted	(54,000)	54,000	10.00
Exercised	-	(22,000)	1.25
Cancelled	-	-	-

Balance at December 31, 2017	1,060,400	733,960	$9.79	$2,121,985
Granted	(404,000)	404,000	7.49
Exercised		(30,000)	2.20
Cancelled	-	-	-
Forfeitures	75,749	(75,749)	7.34

Balance at December 31, 2018	732,149	1,032,211	$8.90	$169,495

A summary of the status of our unvested shares during the year ended and as of December 31, 2018 is as follows:

	Shares Under Option	Weighted Average Grant Date Fair Value

Unvested at December 31, 2017	135,200	$9.31
Granted	404,000	3.69
Vested	(468,751)	9.43
Forefeitures	(27,949)	9.68
Unvested at December 31, 2018	42,500	$4.83

Information about stock options outstanding, vested and expected to vest as of December 31, 2018, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Excercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Excercisable	Weighted Average Remaining Contractual Life (Years)

$0.875	-	$1.10	26,360	4.00	$1.029	26,360	4.00
$2.275	-	$2.50	38,000	5.12	$2.464	38,000	5.12
$3.175			200,000	6.17	$3.175	200,000	6.17
$5.75	-	$8.10	379,000	8.24	$7.488	349,000	8.15
$10.00	-	$10.10	54,000	8.55	$10.007	52,000	8.76
$15.10			334,851	7.44	$15.100	324,351	7.58

Totals			1,032,211	7.37	$8.904	989,711	7.37

The cumulative grant date fair value of options vested during the years ended December 31, 2018 and 2017 was $2.3 and $1.9 million, respectively. During the year ended December 31, 2018, 30,000 options were exercised in a net, cashless exercise; as a result, 9,747 shares of common stock were issued.

As of December 31, 2018, total compensation expense related to unvested employee stock options not yet recognized was $85,000 which is expected to be allocated to expenses over a weighted-average period of 2.53 years.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for options issued by the Company for the years ended December 31, 2018 and 2017:

	2018			2017
Common stock fair value	$3.50	-	$8.10	$10.00	-	$29.80
Risk-free interest rate	2.30%	-	2.94%	1.43%	-	1.93%
Expected dividend yield		0			0
Expected Option life (years)	1.25	-	5.75	2.25	-	5
Expected stock price volatility		72%		75.0%	-	78.0%

Nonemployee stock-based compensation

We account for stock options granted to nonemployees in accordance with FASB ASC 505. In connection with stock options granted to nonemployees, we recorded $263,000 and $495,000 for nonemployee stock-based compensation during the years ended December 31, 2018 and 2017, respectively. These amounts were based upon the fair values of the vested portion of the grants. Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.

11.	Income Taxes

We have incurred net operating losses since inception. We have not reflected the benefit of net operating loss carryforwards in the accompanying financial statements and have established a full valuation allowance against our deferred tax assets.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. On December 22, 2017 the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) became law. The Tax Act enacted significant tax law changes, largely effective for tax years beginning after December 31, 2017. The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018, for all corporations. GAAP requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, therefore we have revalued our deferred tax assets and liabilities as of December 22, 2017. On December 31, 2017, as a result of the revaluation of our deferred tax assets and liabilities, we reduced the value of our deferred tax asset and the related valuation allowance by $1.8 million.

At December 31, 2018 and 2017, the Company had an income tax receivable of $332,000 and $420,000, respectively, comprised of refundable tax incentives related to research and development activities of our subsidiary Sun BioPharma Australia Pty Ltd.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as operating losses and tax credit carryforwards.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
Deferred tax assets (liabilities)	2018	2017

Net operating loss carryforwards	$4,807	$3,440
Research credit carryforwards	235	235
Stock-based compensation	971	530
Other	71	212
Deferred tax assets	6,084	4,417
Valuation allowance	(5,801)	(4,079)
Deferred tax assets, net of valuation allowance	283	338
Beneficial conversion feature, net	(283)	(338)
Deferrred tax liablities	(283)	(338)

Net deferred tax asset	$-	$-

Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry-forward period. Because of our history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, we have provided a full valuation allowance.

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended December 31,
	2018	2017
Statutory rate	21.0%	34.0%
Permanent differences	0.1	(13.5)
Change in effective tax rate	0.6	(17.2)
Valuation allowance	(22.6)	(6.6)
Foreign research incentives	5.7	3.8
Deferred true-up	-	3.0
Other	0.9	0.3
Effective rate	5.7%	3.8%

Net operating losses and tax credit carryforwards as of December 31, 2018, are as follows:

	Amount (in thousands)	Expiration Years
Net operating losses--federal	12,958	Beginning 2031
2018 net operating loss -- federal	4,807	No expiration
Tax credits--federal	235	Beginning 2041

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

12.	Subsequent Events

Sale of Convertible Promissory Notes and stock purchase Warrants

In January of 2019 we entered into the Securities Agreements with certain accredited investors and completed closings on those dates. Pursuant to these closings, we sold convertible promissory notes (“2018 Notes”) and Warrants to purchase a share of common stock. We received aggregate gross proceeds of $0.8 million in these private placement transactions and issued Warrants for 481,422 shares of common stock. The 2018 Notes convert at a fixed conversion rate of $3.50 per share. The conversion price of $3.50 per share of Common Stock is subject to downward adjustment to match the price per share of Common Stock or any unit containing a share of Common Stock issued by the Company on or before the date of conversion. In addition to the 2018 Notes, investors received a Warrant to purchase two shares of Common Stock for every $3.50 principal amount of Notes purchased. The Warrants have an exercise price of $4.50 per share and are subject to a downward adjustment to match the exercise price of any common stock warrants issued by the Company on or before June 30, 2019. The warrants are exercisable upon issuance, until the 5-year anniversary of date of issuance. Pursuant to the 2018 Purchase Agreements, we may be required to file a registration statement with the SEC covering the resale of the shares issued and/or warrant shares issuable thereunder.

   Restoration of employee Salaries

Effective February 1, 2018 the salaries of all employees, which had been reduced in November of 2018 to conserve cash, have been restored to contracted levels.