Form 10-Q
period 2019-03-31
Sun BioPharma, Inc.
filed 2019-05-14
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None

On May 10, 2019, there were 5,070,341 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

Sun BioPharma, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$1,379	$1,405
Prepaid expenses and other current assets	73	110
Income tax receivable	408	332
Total current assets	1,860	1,847
Other noncurrent assets	51	51
Total assets	$1,911	$1,898

LIABILITITES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$905	$1,064
Accrued expenses	200	212
Convertible notes payable, net of debt discounts	1,083	64
Term debt, current portion	259	286
Accrued interest	52	4
Total current liabilities	2,499	1,630

Stockholders' (deficit) equity:

Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of March 31, 2019 and December 31 2018	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 5,070,341 and 5,077,483 shares issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	35,795	35,038
Accumulated deficit	(36,639)	(35,058)
Accumulated comprehensive income	251	283
Total stockholders' (deficit) equity	(588)	268
Total liabilities and stockholders' (deficit) equity	$1,911	$1,898

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
General and administrative	$303	$658
Research and development	350	580
Operating loss	(653)	(1,238)

Other (expense) income:
Grant income	-	10
Interest expense	(1,033)	(473)
Other(expense) income	34	(80)
Total other expense	(999)	(543)

Loss before income tax benefit	(1,652)	(1,781)

Income tax benefit	71	28

Net loss	(1,581)	(1,753)
Foreign currency translation adjustment	(32)	69
Comprehensive loss	$(1,613)	$(1,684)

Basic and diluted net loss per share	$(0.31)	$(0.45)
Weighted average shares outstanding - basic and diluted	5,072,397	3,927,296

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	For the Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)
Balances as of January 1, 2018	3,842	$4	$25,625	$(29,153)	$(165)	$(3,689)
Sale of common stock and warrants	252	-	1,261	-	-	1,261
Stock-based compensation	-	-	1,792	-	-	1,792
Net loss	-	-	-	(1,753)	-	(1,753)
Foreign currency translation adjustment	-	-	-	-	69	69
Balances as of March 31, 2018	4,094	$4	$28,678	$(30,906)	$(96)	$(2,320)

	For the Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)
Balances as of January 1, 2019	5,077	$5	$35,038	$(35,058)	$283	$268
Beneficial conversion feature on convertible notes payable	-	-	353	-	-	353
Warrants issued with sale of convertible notes payable	-	-	419	-	-	419
Common stock converted into convertible notes payable	(7)	-	(25)	-	-	(25)
Stock-based compensation	-	-	10	-	-	10
Net loss	-	-	-	(1,581)	-	(1,581)
Foreign currency translation adjustment	-	-	-	-	(32)	(32)
Balances at March 31, 2019	5,070	$5	$35,795	$(36,639)	$251	$(588)

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,581)	$(1,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10	698
Amortization of debt discount	974	427
Amortization of debt issuance costs	6	2
Non-cash interest expense	48	43
Changes in operating assets and liabilities:
Income tax receivable	(74)	(36)
Prepaid expenses and other current assets	38	(15)
Accounts payable	(193)	111
Accrued liabilities	(11)	(65)
Net cash used in operating activities	(783)	(588)

Cash flows from financing activities:
Proceeds from the sale of convertible promissory notes, net of debt issuance costs of $7	810	-
Proceeds from sale of common stock and warrants, net of offering costs of $152	-	1,261
Deposits received for possible future stock sales	-	350
Repayment of demand note	(25)	-
Repayments of term debt	(27)	-
Net cash provided by financing activities	758	1,611

Effect of exchange rate changes on cash	(1)	(6)

Net change in cash	(26)	1,017
Cash at beginning of period	1,405	152
Cash at end of period	$1,379	$1,169

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$5	$21

Supplemental disclosure of non-cash transactions:
Beneficial conversion feature on convertible notes	$353	$-
Warrants issued with convertible notes	$419	$-
Common stock converted into convertible notes payable	$25
Options granted in exchange for release from contingent payment obligations	$-	$1,094

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Business

Sun BioPharma, Inc. and its wholly-owned subsidiary Sun BioPharma Australia Pty Ltd. (collectively “we,” “us,” “our,” and the “Company”) exists for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for the treatment of patients with pancreatic cancer and for a second indication for the treatment of patients with chronic and recurrent acute pancreatitis. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

2.	Risks and Uncertainties

The Company operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the Food and Drug Administration (“FDA”) in the United States, the Therapeutic Goods Administration in Australia, the European Medicines Agency in the European Union, and comparable agencies in other countries. Obtaining approval for a new pharmaceutical product is never certain, may take many years, and is normally expected to involve substantial expenditures.

We have incurred losses of $36.6 million since our inception in 2011. For the three months ended March 31, 2019, we incurred a net loss of $1.6 million, which includes the amortization of discount on debt of $1.0 million. We also incurred negative cash flows from operating activities of $0.8 million for this period. During this same period, we raised $0.8 million from the sale of convertible promissory notes and warrants to purchase common stock, as discussed in Note 4 titled “Liquidity and Business Plan”. As we continue to pursue development activities and seek commercialization of our initial product candidate, SBP-101, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities,. As of March 31, 2019, we had cash of $1.4 million, working capital deficit of $1.7 million (current assets less current liabilities excluding unamortized debt discount of $1.1 million), and stockholders’ deficit of $0.6 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm included a paragraph emphasizing this going concern uncertainty in their audit report regarding our 2018 financial statements dated March 22, 2019. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our SBP-101 product candidate. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 4 titled “Liquidity and Business Plan.”

3.	Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in our most recent filed Annual Report on Form 10-K and our subsequent filings with the SEC. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee stock-based payment transactions. This ASU was adopted by the Company effective for the fiscal year beginning January 1, 2019. Historically, the ultimate stock-based compensation related to non-employee common stock options would fluctuate based on changes in the underlying option pricing model as the awards vest.  Under the new guidance, the total compensation cost of non-employee options is determined at grant date. The Company has evaluated the impact of this new guidance on its financial statements and has determined that it would affect how the Company will record stock-based compensation related to common stock options and other equity-based compensation, if any, granted to non-employees.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, Accounting Standards Codification (“ASC”) Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments, that arise from leases.  For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term.  This standard was adopted by the Company for the year beginning January 1, 2019. The Company has evaluated the impact of this revised guidance on its financial statements and determined it had no material impact, as the Company has no leasing arrangements with terms greater than one year.

4.	Liquidity and Business Plan

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

To further preserve funds, effective November 1, 2018 the Company’s Board of Directors and management team implemented temporary salary reductions for all employees. After the resignation of the Company’s President and CEO, the Company consolidated this position with that of our Executive Chairman as of the same date. Salaries were restored to contracted levels as of February 1, 2019.  These reductions in salaries and the number of employees resulted in estimated cost savings of $80,000 during the quarter ended March 31, 2019.

As previously reported, in closings occurring on December 21 and 31, 2018, the Company sold $1,334,000 principal amount of unsecured convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase up to 762,076 shares of common stock in a private placement to certain investors pursuant to a Securities Purchase Agreement. In closings occurring on January 14, 25 and 31, 2019, the Company sold $842,000 aggregate principal amount of additional Notes and Warrants to purchase up to an aggregate of 481,422 additional shares of common stock, resulting in additional gross proceeds of $817,000 million. In January, a previous issuance of 7,142 shares was cancelled and the value of $25,000 was converted into the Notes. See Note 6 titled “Indebtedness” for a detailed discussion of the material terms of the Notes.  The Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $4.50. The Warrants issued in January 2019 had a fair market value of approximately $838,000 upon issuance.

If we are unable to obtain additional financing when needed, we believe that will need to reduce our operations by taking actions that may include, among other things, reducing use of outside professional service providers, reducing staff or further reducing staff compensation, significantly modifying or delaying the development of our SBP-101 product candidate, licensing rights to third parties, including the right to commercialize our SBP-101 product candidate for pancreatic cancer, recurrent acute and/or chronic pancreatitis or other applications that we would otherwise seek to pursue, or discontinuing operations entirely.

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

5.	Summary of Significant Accounting Policies

Principles of consolidation

The accompanying condensed consolidated financial statements include the assets, liabilities and expenses of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Beneficial conversion feature

For convertible debt where the rate of conversion is below fair market value for our common stock, the Company records a "beneficial conversion feature" and related debt discount that is presented as a direct deduction from the carrying amount of the related debt and as an increase to additional paid-in capital. The debt discount is amortized through interest expense over the life of the related debt.

Debt issuance costs

Costs associated with the issuance of debt instruments are capitalized and presented as a direct deduction from the carrying amount of the related debt liability. These costs are amortized through interest expense over the life of the related debt.

Research and development costs

Research and development costs include expenses incurred in the conduct of our second Phase 1 human clinical trial, for third-party service providers performing various testing and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of the SBP-101 compound for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our SBP-101 product candidate; personnel costs, including salaries, benefits and share-based compensation; and costs to license and maintain our licensed intellectual property.

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

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity (deficit). During the three-month periods ended March 31, 2019 and 2018, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

Comprehensive loss

Comprehensive loss consists of our net loss and the effects of foreign currency translation.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted average of common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect would be anti-dilutive or reduce a net loss per share. The Company’s potential dilutive shares, which include convertible debt, outstanding common stock options, and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of:

	March 31,
	2019	2018
Employee and non-employee stock options	1,032,211	1,097,960
Estimated common shares issuable upon conversion of notes payable and accrued interest	636,234	322,947
Common stock issuable under common stock purchase warrants	2,509,477	403,700
	4,177,922	1,824,607

6.	Indebtedness

Notes

In January 2019 we sold convertible promissory notes (the “Notes”) and Warrants to purchase common stock for gross proceeds $0.8 million.  As of March 31, 2019, we had $2.2 million aggregate principal amount of Notes outstanding. The  Notes  have a mandatory conversion of all principal and accrued interest into common stock on the earlier of (1) June 30, 2019 or (2) the date the Company receives gross proceeds of at least $6.0 million from the sale of equity securities (subject to certain exclusions) and bear interest at a rate of 10.0% per year. In addition to the Notes sold; investors received a warrant to purchase two shares of common stock for every $3.50 principal amount of Notes purchased. In total, warrants to purchase up to 481,422 shares of common stock were issued with the Notes sold in January. In January, common stock totaling 7,142 shares were cancelled and the value of $25,000 was converted into the Notes, no gain or loss occurred on this conversion. The warrants issued in January 2019 had a fair market value of $0.8 million upon issuance. After assigning the relative value of the warrants to the proceeds of the notes it was determined that the Notes sold in January 2019 contained a beneficial conversion feature with an intrinsic value of approximately $0.3 million. Both the relative value of the warrants and the beneficial conversion feature were recorded as a debt discount which is presented as a direct deduction from the carrying value of the Notes. The discount is being amortized through interest expense over the life of the 2018 Notes.

Term debt

Effective April 5, 2019 the terms of our unsecured loan (the “Term Debt”)  payable to the Institute for Commercialization of Public Research, Inc. (the “Institute”) were amended to extend the maturity date from May 1, 2019 to December 31, 2019.  The Institute agreed to the amendment in exchange for a warrant to purchase 5,555 shares of common stock at an exercise price of $4.50. The warrant expires five years from issuance. The fair market value of the warrant is nominal and as such has not been given any accounting treatment. The amendment requires the continuation of monthly payments of principal and interest totaling $10,000. The unpaid principal balance at March 31, 2019 was $259,000.

Deferred financing costs

The following table summarizes the deferred financing costs which are presented as a direct reduction of the carrying amount of their related debt liabilities (in thousands):

	March 31, 2019		December 31, 2018
	Convertible Notes Payable	Term Debt	Convertible Notes Payable	Term Debt
Loan principal Amount	$2,176	$259	$1,359	$286
Deferred Financing Costs	12	37	5	37
Accumulated Amortization	(6)	(37)	-	(37)
Unamortized balance	6	-	5	-
Discount on Debt	2,105	-	1,333	-
Accumulated Amortization	(1,018)	-	(44)	-
Unamortized balance	1,087	-	1,289	-
Loan carrying amounts, net	$1,083	$259	$65	$286

7.	Stockholders’ Deficit

Shares of common stock reserved for future issuance were as follows as of March 31, 2019:

Stock options outstanding	1,032,211
Shares available for grant under equity incentive plan	732,119

Estimated common shares issuable upon conversion of notes payable and accrued interest	636,234

Common shares issuable under outstanding common stock purchase warrants	2,509,477
4,910,041

8.	Stock-based Compensation

2016 Omnibus Incentive Plan

The Sun BioPharma, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. Under the 2016 Plan, a total of 1,500,000 shares of common stock were initially reserved for issuance. As of March 31, 2019, options to purchase 767,851 shares of common stock were outstanding under the 2016 Plan and 732,149 shares remained available for future awards.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the receipt of stockholder approval for the 2016 Plan. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of March 31, 2019, options to purchase 264,360 shares of common stock remained outstanding under the 2011 Plan.

Stock-based Compensation Expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 31, 2019 vest based upon time-based and performance conditions. No awards were granted for the three months ended March 31, 2019. There was approximately $53,000 unamortized stock-based compensation expense related to options granted to employees as of March 31, 2019.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
General and Administrative	10	1,065
Research and Development	-	727
	10	1,792

No options were granted, exercised, cancelled or forfeited during the three months ended March 31, 2019.

Information about stock options outstanding, vested and expected to vest as of March 31, 2019, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Excercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Excercisable	Weighted Average Remaining Contractual Life (Years)

$0.875	-	$1.10	26,360	3.75	$1.029	26,360	3.75
$2.275	-	$2.50	38,000	4.87	$2.464	38,000	4.87
$3.175			200,000	5.93	$3.175	200,000	5.93
$5.75	-	$8.10	379,000	7.99	$7.488	349,000	7.90
$10.00	-	$10.10	54,000	8.31	$10.007	54,000	8.31
$15.10			334,851	7.19	$15.100	327,851	7.29

Totals			1,032,211	7.13	$8.904	995,211	7.10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains various forward-looking statements. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “intends,” “believes,” “expects,” “intends,” “plans,” “estimates,” “likely,” “may,” “would,” “will,” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth herein and in Part I, Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K. These forward-looking statements are based on current information, which we have assessed and which by its nature is dynamic and subject to rapid and even abrupt changes.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in this document and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake to update any forward-looking statement, other than as may be required by law

Overview

The Company exists for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a second indication in chronic and recurrent acute pancreatitis. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the UFRF.

In August 2015, the U.S. FDA granted an Investigational New Drug (“IND”) approval for our SBP-101 product candidate. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of a Phase 1 safety trial and published results in the Spring of 2018. The Company’s second trial, a Phase 1a/1b combination of SBP-101 with gemcitabine and nab-paclitaxel in patients previously untreated for metastatic pancreatic ductal adenocarcinoma (“PDA”), continued to enroll patients in the quarter ended March 31, 2019.  The Phase 1a portion of this study will treat up to 18 PDA patients in three planned cohorts to determine a recommended dose of SBP-101 to be given in combination with standard treatment.  The Phase 1b portion will be an expansion at the recommended dose of SBP-101 and will guide SBP-101’s subsequent development for patients with PDA. We estimate that completion of our current Phase 1 clinical trial in PDA will require additional funding of approximately $6 to $12 million. Additional clinical trials will likely be required for FDA or other similar approvals if the results of the current clinical trial of our SBP-101 product candidate is positive. The cost and timing of additional clinical trials is highly dependent on the nature and size of the trials; however, it is estimated that the next steps in the approval process could cost between $25 and $30 million. In the quarter ended March 31, 2019 the Company initiated a preclinical study related to a potential second indication for SBP-101, the treatment of patients with chronic and recurrent acute pancreatitis. The Company has not estimated incremental costs, beyond the current study, to pursue this indication.

Financial Overview

We have incurred losses of $36.6 million since inception. For the three months ended March 31, 2019, we incurred a net loss of $1.6 million. We also incurred negative cash flows from operating activities of $0.8 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash was approximately $1.4 million as of both March 31, 2019 and December 31, 2018.

A decrease of $26,000 in cash for the three months ended March 31, 2019 was primarily due to negative cash flow from operations offset by $0.8 million net proceeds from the sales of Notes and Warrants.

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

If we are unable to obtain additional financing when needed, we will likely need to reduce our operations by taking actions that may include, among other things, reducing use of outside professional service providers, reducing staff or further reducing staff compensation, significantly modifying or delaying the development of our SBP-101 product candidate, licensing rights to third parties, including the right to commercialize our SBP-101 product candidate for pancreatic cancer, acute pancreatitis or other applications that we would otherwise seek to pursue, or discontinue operations entirely.

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended March 31,
	2019	2018	Percent Change
Operating Expenses
General and administrative	$303	$658	-54.0%
Research and development	350	580	-39.7%
Total operating expenses	653	1,238	-47.3%

Other expenses, net	(999)	(543)	84.0%
Income tax benefit	71	28	153.6%

Net Loss	$(1,581)	$(1,753)	-9.8%

R&D and G&A expenses include non-cash share-based compensation expense because of our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 31, 2019 vest upon performance and time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
General and administative	$10	$1,065
Research and Development	-	727
Total Stock based compensation	$10	$1,792

General and administrative expense

Our G&A expenses decreased 54.0% to $303,000 in the first quarter of 2019 down from $658,000 in the first quarter of 2018. The decrease was associated primarily with lower stock compensation expense, and temporary salary reductions that were in effect for a portion of the quarter ended March 31, 2019. In the quarter ended March 31, 2018 certain employees waived potential payments of approximately $709,000, which was recorded as a reduction in salary expense.

Research and development expense

Our R&D expenses decreased 39.7% to $350,000 in the first quarter of 2019 down from $580,000 in the first quarter of 2018. The decrease was associated primarily with lower stock compensation expense, and temporary salary reductions that were in effect for a portion of the quarter ended March 31, 2019. In the quarter ended March 31, 2018 certain employees waived potential payments of approximately $385,000, which was recorded as a reduction in salary expense.

Other expense, net

Other expense, net, was $999,000 and $543,000 for the three months ended March 31, 2019 and 2018, respectively. The increase was due primarily to the amortization of the debt discount on the $2.2 million aggregate principal amount of  Notes which were sold in December of 2018 and January of 2019. The discount is being amortized over the life of the Notes.

Income tax benefit

Income tax benefit increased to $71,000 for the three months ended March 31, 2019 up from $28,000 during the three months ended March 31, 2018. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia and was increased due to increased eligible R&D activities in the first three months of 2019 versus the first three months of 2018.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2019 and December 31, 2018 and our cash flow data for the three months ended March 31, 2019 and 2018 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	March 31, 2019	December 31, 2018
Cash	$1,379	$1,405
Working capital deficiency*	$(1,726)	$(1,073)

* exludes $1,087 and $1,289 of unamortized debt discount, respectively

Cash Flow Data	Three Months Ended March 31,
	2019	2018
Cash Provided by (Used in):
Operating Activities	$(783)	$(588)
Investment Activities	-	-
Financing Activities	758	1,611
Effect of exchange rate changes on cash	(1)	(6)
Net (decrease) increase in cash	$(26)	$1,017

Working Capital

Our total cash was $1.4 million as of both March 31, 2019 and December 31, 2018. We had $2.5 million in current liabilities and working capital deficit of $1.7 million (excluding the unamortized debt discount of $1.1 million) as of March 31, 2019, compared to $1.6 million in current liabilities and a working capital deficit of $1.1 million (excluding $1.3 million of unamortized debt discount) as of December 31, 2018. The increase in current liabilities was due to the sale of$0.8 million aggregate principal amount of Notes during the quarter ended March 31, 2019.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $0.8 million in the three months ended March 31, 2019 compared to $0.6 million in the three months ended March 31, 2018. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.8 million and $1.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The cash provided for the three months ended March 31, 2019 represents the gross proceeds from the sale of the Notes during the quarter. The cash provided in the three months ended March 31, 2018 represents $1.3 million net proceeds from sales of equity securities and warrants pursuant to the February and March closings under the the securities purchase agreements dated as of February 20, 2018 and March 16, 2018, respectively.

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

We expect that we will increase our projected expenditures once we have additional capital on hand in order to continue our efforts to grow our business and complete our Phase 1a clinical trial for our SBP-101 product candidate. Accordingly, we expect to make additional expenditures in performing our Phase 1a /1b clinical trial and related support activities. With sufficient capital, we also expect to invest in additional R&D efforts of follow-on products or secondary indications. However, we do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions. We will likely need to obtain additional funds to continue our operations and execute our business plans, including completing our current Phase 1 clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

As of March 31, 2019, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities.

If we are unable to obtain additional financing when needed, we will likely need to reduce our operations by taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff or further reduce staff compensation, significantly modifying or delaying the development of our SBP-101 product candidate, licensing rights to third parties, including the right to commercialize our SBP-101 product candidate for patients with pancreatic cancer, recurrent acute and/or chronic pancreatitis or other applications that we would otherwise seek to pursue, or discontinuing operations entirely.

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

Our future success is dependent upon our ability to obtain additional financing, the success of our current Phase 1 clinical trial and required future trials, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, the European Union and other international markets. If we are unable to obtain additional financing when needed, if our Phase 1 clinical trial is not successful, if we do not receive regulatory approval required for future trials or if once these studies are concluded, we do not receive marketing approval for our SBP-101 product candidate, we would not be able to continue as a going concern and would be forced to cease operations. The interim financial statements included in this report have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

Indebtedness

As of March 31, 2019, we had $2.2 million aggregate principal amount of indebtedness outstanding. As of December 31, 2018, the Company had $1.3 million aggregate principal amount of indebtedness outstanding. The change in the balance was due to the sale of aggregate principal amount of Notes during January of 2019. The balance of $2.2 million bears annual interest at 10% and becomes mandatorily convertible to common stock on the maturity date of June 30, 2019. The notes and accrued interest will convert into approximately 651,700 shares of common stock upon maturity.

One $25,000 convertible promissory note was paid in full on January 4, 2019.

We also have $259,000 outstanding in an unsecured loan that accrues interest of 4.125% per year and is scheduled to mature on December 31, 2019. In accordance with the terms of this loan we commenced with monthly payments of $10,000 on May 1, 2018.

Critical Accounting Policies and Estimates

Our significant accounting policies are set forth in the notes accompanying the condensed consolidated financial statements included in this document. The accounting policies used in preparing our interim fiscal 2019 condensed consolidated financial statements are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of the date of this filing, management has not identified any material weaknesses, but believes that it does have a significant deficiency in that it has insufficient personnel resources within the accounting function to fully segregate the duties over financial transaction processing and reporting. Management has mitigated this deficiency primarily through greater involvement in the review and monitoring of financial transaction processing and reporting by executive and senior management.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 25 and 31 of 2019, the Company sold approximately $642,000 original principal amount of the Notes and Warrants to purchase up to 367,138 shares of common stock pursuant to Purchase Agreements in the form that had been previously filed with the SEC. The Company expects to use the net proceeds from the sale of the Notes and Warrants for working capital and general corporate purposes.

As a result, the Company received a total of approximately $642,000 in aggregate purchase price in connection with the sale of the Notes and Warrants. As of the date of this report, conversion of the Notes in accordance with their terms would result in the issuance of 191,357 shares of our common stock and exercise of the Warrants would result in the issuance of up to 367,138 shares of common stock for a total exercise price of approximately $1.6 million.

The Notes and Warrants were issued in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to a limited number of persons who were “accredited investors” or “sophisticated investors,” as those terms are defined in Rule 501 of Regulation D of the SEC, without the use of any general solicitations or advertising to market or otherwise offer the securities for sale.

None of the Notes, Warrants or shares of common stock issued or issuable in the transactions described above have been registered under the Securities Act, or applicable state securities laws and none may be offered or sold in the United States absent registration under the Securities Act or an exemption from such registration requirements. Neither this quarterly report on Form 10-Q nor any exhibit attached hereto shall constitute an offer to sell or the solicitation of an offer to buy the Notes, Warrants, or any other securities of the Company.

All other unregistered sales of equity securities during the period covered by this report were reported on a previous current report on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 000-55242.

Exhibit No.	Description	Manner of Filing
3.1	Certificate of Incorporation, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.1 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

3.2	Bylaws, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.2 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

10.1	Amendment to Seed Capital Accelerator Loan Agreement and Seed Capital Loan Note dated October 13, 2017	Filed Electronically

10.2	Second Amendment to Seed Capital Accelerator Loan Agreement and Seed Capital Loan Note dated April 5, 2019	Filed Electronically

10.3	Form of Warrant issued April 2, 2019	Filed Electronically

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

Filed Electronically

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101	Financial statements from the quarterly report on Form 10-Q of Sun BioPharma, Inc. for the quarter ended March 31, 2019, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN BIOPHARMA, INC.

Date: May 14, 2019	/s/ Michael T. Cullen, MD
Michael T. Cullen Chief Executive Officer
(Duly Authorized Officer)

Date: May 14, 2019	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)