Form 10-Q
period 2019-06-30
Sun BioPharma, Inc.
filed 2019-08-13
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐ *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act: None

On August 10, 2019, there were 5,722,099 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

Sun BioPharma, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash	$721	$1,405
Prepaid expenses and other current assets	93	110
Income tax receivable	474	332
Total current assets	1,288	1,847
Other noncurrent assets	51	51
Total assets	$1,339	$1,898

LIABILITITES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$289	$1,064
Accrued expenses	192	212
Convertible notes payable, net of debt discounts	-	64
Term debt, current portion	232	286
Accrued interest	1	4
Total current liabilities	714	1,630
Unsecured promissory note payable	742	-
Total liabilities	1,456	1,630

Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of June 30, 2019 and December 31 2018	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 5,722,099 and 5,077,483 shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively	6	5
Additional paid-in capital	38,487	35,038
Accumulated deficit	(38,910)	(35,058)
Accumulated comprehensive income	300	283
Total stockholders' (deficit) equity	(117)	268
Total liabilities and stockholders' (deficit) equity	$1,339	$1,898

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
General and administrative	$580	$654	$883	$1,312
Research and development	508	442	858	1,024
Operating loss	(1,088)	(1,096)	(1,741)	(2,336)

Other (expense) income:
Grant income	-	12	-	22
Interest expense	(1,152)	(1,288)	(2,184)	(1,761)
Other (expense)	(101)	(192)	(68)	(273)
Total other expense	(1,253)	(1,468)	(2,252)	(2,012)

Loss before income tax benefit	(2,341)	(2,564)	(3,993)	(4,348)

Income tax benefit	70	79	141	108

Net loss	(2,271)	(2,485)	(3,852)	(4,240)

Foreign currency translation adjustment	49	101	17	169
Comprehensive loss	$(2,222)	$(2,384)	$(3,835)	$(4,071)

Basic and diluted net loss per share	$(0.45)	$(0.54)	$(0.76)	$(1.00)

Weighted average shares outstanding - basic and diluted	5,070,341	4,570,601	5,071,378	4,248,603

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	For the Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)

Balances as of January 1, 2018	3,842	$4	$25,625	$(29,153)	$(165)	$(3,689)
Sale of common stock and warrants	252	-	1,261	-	-	1,261
Stock-based compensation	-	-	1,792	-	-	1,792
Net loss	-	-	-	(1,753)	-	(1,753)
Foreign currency translation adjustment	-	-	-	-	69	69
Balances as of March 31, 2018	4,094	$4	$28,678	$(30,906)	$(96)	$(2,320)

Sale of common stock and warrants	216	-	1,080	-	-	1,080
Beneficial conversion feature	-	-	121	-	-	121
Conversion of convertible notes payable and accrued interest into common stock and warrants	751	1	3,257	-	-	3,258
Stock-based compensation	-	-	358	-	-	358
Net loss	-	-	-	(2,487)	-	(2,487)
Foreign currency translation adjustment	-	-	-	-	100	100
Balances as of June 30, 2018	5,061	$5	$33,494	$(33,393)	$4	$110

	For the Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)
Balances as of January 1, 2019	5,077	$5	$35,038	$(35,058)	$283	$268
Beneficial conversion feature on convertible notes payable	-	-	353	-	-	353
Warrants issued with sale of convertible notes payable	-	-	419	-	-	419
Common stock converted into convertible notes payable	(7)	-	(25)	-	-	(25)
Stock-based compensation	-	-	10	-	-	10
Net loss	-	-	-	(1,581)	-	(1,581)
Foreign currency translation adjustment	-	-	-	-	(32)	(32)
Balances as of March 31, 2019	5,070	$5	$35,795	$(36,639)	$251	$(588)

Conversion of convertible notes payable and accrued interest into common stock	652	1	2,280	-	-	2,281
Stock-based compensation	-	-	412	-	-	412
Net loss	-	-	-	(2,271)	-	(2,271)
Foreign currency translation adjustment	-	-	-	-	49	49
Balances at June 30, 2019	5,722	$6	$38,487	$(38,910)	$300	$(117)

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,852)	$(4,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	422	1,056
Amortization of debt discount	2,061	1,687
Amortization of debt issuance costs	12	9
Non-cash interest expense	102	43
Changes in operating assets and liabilities:
Income tax receivable	(144)	(106)
Prepaid expenses and other current assets	17	53
Accounts payable	(12)	(67)
Accrued liabilities	(20)	(20)
Net cash used in operating activities	(1,414)	(1,585)

Cash flows from financing activities:
Proceeds from the sale of convertible promissory notes and warrants, net of debt issuance costs of $7	810	-
Proceeds from sale of common stock and warrants, net of offering costs of $27	-	2,341
Repayment of demand note	(25)	-
Repayments of term debt	(55)	-
Net cash provided by financing activities	730	2,341

Effect of exchange rate changes on cash	-	(3)

Net change in cash	(684)	753
Cash at beginning of period	1,405	152
Cash at end of period	$721	$905

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$8	$22

Supplemental disclosure of non-cash transactions:
Beneficial conversion feature on convertible notes	$353	$121
Warrants issued with convertible notes	$419	$-
Common stock converted into convertible notes payable	$25
Conversion of convertible notes payable and accrued interest into common stock and warrants	$-	$2,908
Conversion of convertible notes payable and accrued interest into common stock	$2,281	$350
Issuance of unsecured promissory note in exchange for vendor accounts payable	$742	$-
Options granted in exchange for release from contingent payment obligations	$-	$1,094

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Business

Sun BioPharma, Inc. together with its wholly-owned subsidiary Sun BioPharma Australia Pty Ltd. (collectively “we,” “us,” “our,” and the “Company”), exists for the primary purpose of advancing the commercial development of a proprietary polyamine analogue (the “compound”) for the treatment of patients with pancreatic cancer and for a potential second indication for the treatment of patients with chronic and recurrent acute pancreatitis. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

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

We have incurred losses of $38.9 million since our inception in 2011. For the six months ended June 30, 2019, we incurred a net loss of $3.9 million, which includes the amortization of discount on debt of $2.1 million. We also incurred negative cash flows from operating activities of $1.4 million during this period. During this same period, we raised $0.8 million from the sale of convertible promissory notes and warrants to purchase common stock, as discussed in Note 4 titled “Liquidity and Business Plan”. These notes, sold in January 2019, and notes sold in December 2018 converted into common stock on June 30, 2019. As we continue to pursue development activities and seek commercialization of our initial product candidate, SBP-101, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of June 30, 2019, we had cash of $0.7 million, working capital (current assets less current liabilities) of $0.6 million and stockholders’ deficit of $0.1 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

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

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee stock-based payment transactions. This ASU was adopted by the Company effective for the fiscal year beginning January 1, 2019. Historically, the ultimate stock-based compensation related to non-employee common stock options would fluctuate based on changes in the underlying option pricing model as the awards vest. Under the new guidance, the total compensation cost of non-employee options is determined at grant date. The Company has evaluated the impact of this new guidance on its financial statements and has determined that it has affected how the Company records stock-based compensation related to common stock options and other equity-based compensation, if any, granted to non-employees.

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

In closings occurring in December 2018 and January 2019 the Company sold $2.2 million principal amount of unsecured convertible promissory notes (the “Notes”) and warrants to purchase up to 1,243,498 shares of common stock (the “Warrants”) in a private placement to certain investors pursuant to a Securities Purchase Agreement. On June 30, 2019 the principal balance and accrued interest of $105,000 converted into 651,758 shares of common stock per the terms of the Notes at a conversion rate of $3.50. See Note 6 titled “Indebtedness” for a detailed discussion of the material terms of the Notes.  The Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $4.50.

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

Beneficial conversion features

For convertible debt where the rate of conversion is below fair market value for our common stock, the Company records a beneficial conversion feature and related debt discount that is presented as a direct deduction from the carrying amount of the related debt and as an increase to additional paid-in capital. The debt discount is amortized through interest expense over the life of the related debt.

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

The fair value of stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The determination of the fair value of stock-based awards is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term of each award. Expected volatility rates are based primarily on the volatility rates of a set of guideline companies, which consist of public and recently public biotechnology companies. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term. Forfeitures of unvested stock options are recognized as they occur.

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the statements of stockholders’ equity (deficit). During the six-month periods ended June 30, 2019 and 2018, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

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

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of:

	June 30,
	2019	2018
Employee and non-employee stock options	1,552,211	1,137,960
Estimated common shares issuable upon conversion of notes payable and accrued interest	-	2,222
Common stock issuable under common stock purchase warrants	2,509,477	1,265,979
	4,061,688	2,406,161

6.	Indebtedness

Notes

On June 30, 2019, all $2.2 million aggregate principal balance of Notes outstanding plus $105,000 of accrued interest was converted at a conversion rate of $3.50 per share of common stock into 651,758 shares of common stock per the terms of the Notes. The Notes were issued in December 2018 and January 2019 and bore interest at a rate of 10.0% per year. Both the relative value of the Warrants and the beneficial conversion feature of the Notes were recorded as a debt discount at the times the Notes were sold which was presented as a direct deduction from the carrying value of the Notes. The discount was fully amortized through interest expense immediately prior to the conversion on June 30, 2019.

Term debt

Effective April 5, 2019 the terms of our unsecured loan (the “Term Debt”) payable to the Institute for Commercialization of Public Research, Inc. (the “Institute”) were amended to extend the maturity date from May 1, 2019 to December 31, 2019.  The Institute agreed to the amendment in exchange for a warrant to purchase 5,555 shares of common stock at an exercise price of $4.50. The warrant expires five years from issuance. The fair market value of the warrant was nominal and as such has not been given any accounting treatment. The amendment requires the continuation of monthly payments of principal and interest totaling $10,000. The unpaid principal balance at June 30, 2019 was $232,000.

Unsecured Promissory Notes

On May 17, 2019 the Company executed an unsecured promissory note with a vendor that relieved the Company’s immediate obligation to pay the outstanding vendor invoices. The outstanding vendor invoices totaling approximately $742,000 were removed from the Company’s accounts payable as consideration for the promissory note.  The promissory note is unsecured, does not bear interest and the balance is payable in full on the earlier of (1) December 31, 2020 or (2) the date the Company’s stock is registered on a national exchange.

7.	Stockholders’ Deficit

Shares of common stock reserved for future issuance were as follows as of June 30, 2019:

Total Reserved
Stock options outstanding	1,552,211
Shares available for grant under equity incentive plan	212,149
Common shares issuable under outstanding common stock purchase warrants	2,509,477
4,273,837

8.	Stock-based Compensation

2016 Omnibus Incentive Plan

The Sun BioPharma, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. Under the 2016 Plan, a total of 1,500,000 shares of common stock were initially reserved for issuance. As of June 30, 2019, options to purchase 1,285,711 shares of common stock were outstanding under the 2016 Plan and 212,149 shares remained available for future awards.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the receipt of stockholder approval for the 2016 Plan. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of June 30, 2019, options to purchase 266,500 shares of common stock remained outstanding under the 2011 Plan.

Stock-based Compensation Expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 30, 2019 vest based upon time-based and performance conditions. There was approximately $0.6 million unamortized stock-based compensation expense related to options granted to employees and non-employees as of June 30, 2019.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
General and Administrative	$260	$1,315
Research and Development	162	835
	$422	$2,150

A summary of stock option activity for the six months ended June 30, 2019 is as follows:

	Shares Available for Grant	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	732,149	1,032,211	$8.90	$169,495
Granted	(540,800)	540,800	2.95
Exercised	-	-	-
Cancelled	-	-	-
Forfeitures	20,800	(20,800)	15.10

Balance at June 30, 2019	212,149	1,552,211	$6.75	$32,195

Information about stock options outstanding, vested and expected to vest as of June 30, 2019, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Excercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Excercisable	Weighted Average Remaining Contractual Life (Years)

$0.875	-	$1.10	26,360	3.50	$0.875	26,360	3.50
$2.275	-	$2.50	38,000	4.62	$2.464	38,000	4.62
$2.950			540,800	9.89	$2.950	198,125	9.89
$3.175			200,000	5.68	$3.175	200,000	5.68
$5.75	-	$8.10	379,000	7.75	$7.488	349,000	7.69
$10.00	-	$10.10	54,000	8.06	$10.007	54,000	8.06
$15.10			314,051	6.91	$15.100	307,051	7.01

Totals			1,552,211	7.92	$6.746	1,182,536	7.37

Key assumptions

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three months ended June 30, 2019:

2019
Common stock fair value	$2.95
Risk-free interest rate	2.25%
Expected dividend yield	0%
Expected Option life (in years)	5.50
Expected stock price volatility	72%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report and other publicly available documents, including any documents incorporated herein and therein by reference contain, and our officers and representatives may from time to time make, “forward-looking statements,” including within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in the following discussion, the words “anticipates,” “intends,” “believes,” “expects,” “intends,” “plans,” ”seeks,” “estimates,” “likely,” “may,” “would,” “will,” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding (i) our plans to complete Phase 1b; and (ii) our estimates of additional funds that may be required to complete Phase 1b and obtain necessary approvals.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially and adversely from the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (i) our ability to obtain additional funding to complete Phase 1 clinical trial; (ii) progress and success of our Phase 1 clinical trial; (iii) our ability to demonstrate the safety and effectiveness of our SBP-101 product candidate; (iv) our ability to obtain regulatory approvals for our SBP-101 product candidate in the United States, the European Union or other international markets; (v) the market acceptance and level of future sales of our SBP-101 product candidate; (vi) the cost and delays in product development that may result from changes in regulatory oversight applicable to our SBP-101 product candidate; (vii) the rate of progress in establishing reimbursement arrangements with third-party payors; (viii) the effect of competing technological and market developments; (ix) the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and (x) such other factors as discussed in Part I, Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

Any forward-looking statement made by us in this Quarterly Report is based on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement or reasons why actual results would differ from those anticipated in any such forward-looking statement, whether written or oral, whether as a result of new information, future developments or otherwise.

Overview

The Company exists for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a potential second indication in chronic and recurrent acute pancreatitis. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the UFRF.

In August 2015, the U.S. FDA granted an Investigational New Drug (“IND”) approval for our SBP-101 product candidate. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of a Phase 1 safety trial and published results in the Spring of 2018. The Company’s second trial, a Phase 1a/1b combination of SBP-101 with gemcitabine and nab-paclitaxel in patients previously untreated for metastatic pancreatic ductal adenocarcinoma (“PDA”), began dosing patients in June of 2018. The Phase 1a portion of this study will have a total of 3 dosing levels, cohorts, and determine a recommended dose of SBP-101 to be given in combination with standard treatment. The Company completed enrollment of an expanded cohort 2 during the quarter ended June 30, 2019. Following review by the Data Safety Monitoring Board (“DSMB”) of cohort 2 data, approval was received to advance to the third and final planned dose level of SBP-101.  Enrollment in cohort 3 began in the middle of July 2019.  Encouraging signals of efficacy were noted in the second cohort. Six of 6 subjects (100%) had significant decreases in Tumor Marker CA19-9 levels during treatment, with changes from baseline ranging from 75% to 95%. The CA19-9 level changes were accompanied by Response Evaluation Criteria in Solid Tumors (“RECIST”) tumor assessments of 4 partial responses and 2 subjects with stable disease. Subsequent to the review of cohort 2 data by the DSMB a new RECIST tumor assessment on one of the 6 subjects was moved from stable disease to partial response, resulting in interim efficacy RECIST tumor assessments of 5 partial responses and 1 subject with stable disease at dose level 2. The next phase is planned to be an expansion at the recommended dose of SBP-101 to guide SBP-101’s subsequent development for patients with PDA. We estimate that completion of our current Phase 1 clinical trial in PDA will require additional funding of approximately $4 to $8 million. Additional clinical trials will likely be required for FDA or other similar approvals if the results of the current clinical trial of our SBP-101 product candidate are positive. The cost and timing of additional clinical trials are highly dependent on the nature and size of the trials. However, it is estimated that the next steps in the approval process could cost between $25 and $30 million.

In the six months ended June 30, 2019 the Company initiated a preclinical study related to a potential second indication for SBP-101, the treatment of patients with chronic and recurrent acute pancreatitis. The Company has not estimated incremental costs, beyond the current study, to pursue this indication.

Financial Overview

We have incurred losses of $38.9 million since inception. For the six months ended June 30, 2019, we incurred a net loss of $3.9 million, which included amortization of debt discount of $2.1 million. We also incurred negative cash flows from operating activities of $1.4 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash was approximately $0.7 and $1.4 million as of June 30, 2019 and December 31, 2018, respectively.

The decrease of $0.7 million in cash for the six months ended June 30, 2019 was primarily due to negative cash flow from operations of $1.4 million offset in part by $0.8 million net proceeds from the sales of Notes and Warrants.

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

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent Change	2019	2018	Percent Change
Operating Expenses
General and administrative	$580	$654	-11.3%	$883	$1,312	-32.7%
Research and development	508	442	14.9%	858	1,024	-16.2%
Operating loss	1,088	1,096	-0.7%	1,741	2,336	-25.5%

Other expenses, net	(1,253)	(1,468)	-14.6%	(2,252)	(2,012)	11.9%
Income tax benefit	70	79	-11.4%	141	108	30.6%

Net Loss	$(2,271)	$(2,485)	-8.6%	$(3,852)	$(4,240)	-9.2%

General and administrative (“G&A”) expenses and research and development (“R&D”) expenses include non-cash share-based compensation expense because of our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 30, 2019 vest upon performance and time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for the six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
General and administative	$260	$1,315
Research and Development	162	838
Total Stock based compensation	$422	$2,153

General and administrative expense

Our G&A expenses decreased 11.3% to $0.6 million in the second quarter of 2019 down from $0.7 million in the second quarter of 2018. G&A decreased 32.7% to $0.9 million in the six months ended June 30, 2019, down from $1.3 in the six months ended June 30, 2018. The decrease in the quarter ended June 30, 2019 is primarily associated with reduced headcount versus the same quarter in the prior year. For the six-months ended June 30, 2019 the decrease is due to a combination of lower salary expense and lower stock compensation expense.

Research and development expense

Our R&D expenses increased 14.9% to $0.5 million in the second quarter of 2019 up from $0.4 million in the second quarter of 2018. R&D decreased 16.2% to $0.9 million in the six months ended June 30, 2019, down from $1.0 million in the six months ended June 30, 2018. The increase in the quarter ended June 30, 2019 was due primarily to incremental expenses associated with a preclinical study in a second indication and higher stock compensation expense. The decrease in the six-months ended June 30, 2019 was due primarily to reduced stock compensation expense.

Other expense, net

Other income and expense, net, was a net expense of $2.3 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively. The increase in other expense is due to higher interest expense resulting from the amortization of debt discount.

Income tax benefit

Income tax benefit was $141,000 for the six months ended June 30, 2019 versus $108,000 during the six months ended June 30, 2018. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of June 30, 2019 and December 31, 2018 and our cash flow data for the six months ended June 30, 2019 and 2018 and are intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	June 30, 2019	December 31, 2018
Cash	$721	$1,405
Working capital (deficiency)*	$574	$(1,073)

* exludes $1,289 of unamortized debt discount at December 31, 2018

Cash Flow Data
	Six Months Ended June 30,
	2019	2018
Cash Provided by (Used in):
Operating Activities	$(1,414)	$(1,585)
Investment Activities	-	-
Financing Activities	730	2,341
Effect of exchange rate changes on cash	-	(3)
Net (decrease) increase in cash	$(684)	$753

Working Capital

Our total cash was $0.7 million and $1.4 million as of June 30, 2019 and December 31, 2018 respectively. We had $0.7 million in current liabilities and working capital of $0.6 million as of June 30, 2019, compared to $1.6 million in current liabilities and a working capital deficit of $1.1 million (excluding $1.3 million of unamortized debt discount) as of December 31, 2018. The decrease in current liabilities was due to the reduction in vendor payables of $742,000 which were moved to an unsecured, non-interest-bearing promissory note payable which is due on December 31, 2020 and is therefore classified as a long-term liability.  The unamortized debt discount as of December 31, 2018 was fully amortized as of June 30, 2019 just prior to the conversion of that debt into common stock of the company.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.4 million in the six months ended June 30, 2019 compared to $1.6 million in the six months ended June 30, 2018. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.7 million and $2.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively. The cash provided for the six months ended June 30, 2019 represents the gross proceeds from the sale of the Notes during the first quarter of 2019 offset in part by payments made on a demand note and term debt. The cash provided in the six months ended June 30, 2018 represents $2.3 million net proceeds from sales of equity securities and warrants.

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

We expect that we will increase our projected expenditures once we have additional capital on hand in order to continue our efforts to grow our business and complete our Phase 1a / 1b clinical trial for our SBP-101 product candidate. Accordingly, we expect to make additional expenditures in performing our Phase 1a /1b clinical trial and related support activities. With sufficient capital, we also expect to invest in additional R&D efforts of follow-on products or secondary indications. However, we do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions. We will likely need to obtain additional funds to continue our operations and execute our business plans, including completing our current Phase 1 clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

As of June 30, 2019, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities.

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

Indebtedness

As of June 30, 2019, we had $1.0 million indebtedness outstanding.

As of December 31, 2018, the Company had $1.6 million aggregate principal amount of indebtedness outstanding. The change in the six months ended June 30, 2019 was due to the conversion of $2.2 million of convertible notes and $105,000 of accrued interest to common stock on June 30, 2019 and a new unsecured promissory note payable entered into for the resolution of the balance owed a single vendor previously reflected in Accounts Payable.

One $25,000 convertible promissory note was paid in full on January 4, 2019.

Included in the $1.0 million of indebtedness is $232,000 outstanding in an unsecured loan that accrues interest of 4.125% per year and is scheduled to mature on December 31, 2019. In accordance with the terms of this loan we commenced monthly payments of $10,000 on May 1, 2018.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On June 30, 2019, we issued 651,758 shares of common stock upon the conversion of unsecured convertible promissory notes totaling approximately $2.3 million principal and accrued interest at a conversion rate of $3.50 per share per the terms of the notes. The notes provided for a mandatory conversion into common stock on the earlier of (1) June 30, 2019 or (2) the date the Company received gross proceeds of at least $6.0 million from the sale of equity securities (subject to certain exclusions) and bore interest at a rate of 10.0% per year.

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

Exhibit No.	Description	Manner of Filing
3.1	Restated Certificate of Incorporation, as amended through November 8, 2017 (incorporated by reference to Exhibit 3.1 to current report on Form 8-Kfiled November 15, 2017)	Incorporated by Reference

3.2	Bylaws, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.2 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

10.3	Form of Warrant issued April 2, 2019 (incorporated by reference to Exhibit 10.3 to quarterly report on Form 10-Q for the quarter ended March 31, 2019)	Incorporated by Reference

Exhibit No.	Description	Manner of Filing
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

101

Financial statements from the quarterly report on Form 10-Q of Sun BioPharma, Inc. for the quarter ended June 30, 2019, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN BIOPHARMA, INC.

Date: August 13, 2019	/s/ Michael T. Cullen, MD
Michael T. Cullen, MD, MBA President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 13, 2019	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)