Form 10-Q
period 2019-09-30
Sun BioPharma, Inc.
filed 2019-11-13
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

On November 8, 2019, there were 6,631,308 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

Sun BioPharma, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash	$3,377	$1,405
Prepaid expenses and other current assets	119	110
Income tax receivable	275	332
Total current assets	3,771	1,847
Other noncurrent assets	49	51
Total assets	$3,820	$1,898

LIABILITITES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$261	$1,064
Accrued expenses	223	212
Convertible notes payable, net of debt discounts	-	64
Term debt, current portion	204	286
Accrued interest	1	4
Total current liabilities	689	1,630
Unsecured promissory note payable	742	-
Total liabilities	1,431	1,630

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 6,624,166 and 5,077,483 shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively	7	5
Additional paid-in capital	42,164	35,038
Accumulated deficit	(40,284)	(35,058)
Accumulated comprehensive income	502	283
Total stockholders' equity	2,389	268
Total liabilities and stockholders' equity	$3,820	$1,898

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
General and administrative	$622	$467	$1,505	$1,779
Research and development	720	450	1,578	1,475
Operating loss	(1,342)	(917)	(3,083)	(3,254)

Other (expense) income:
Grant income	-	29	-	51
Interest expense	(3)	(3)	(2,187)	(1,763)
Other expense	(219)	(89)	(287)	(362)
Total other expense	(222)	(63)	(2,474)	(2,074)

Loss before income tax benefit	(1,564)	(980)	(5,557)	(5,328)

Income tax benefit	190	55	331	163

Net loss	(1,374)	(925)	(5,226)	(5,165)
Foreign currency translation adjustment	202	155	219	324
Comprehensive loss	$(1,172)	$(770)	$(5,007)	$(4,841)

Basic and diluted net loss per share	$(0.23)	$(0.18)	$(0.97)	$(1.14)
Weighted average shares outstanding - basic and diluted	6,009,904	5,060,594	5,385,986	4,522,606

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)
Balances as of January 1, 2018	3,842	$4	$25,625	$(29,153)	$(165)	$(3,689)
Sale of common stock and warrants	252	-	1,261	-	-	1,261
Stock-based compensation	-	-	1,792	-	-	1,792
Net loss	-	-	-	(1,753)	-	(1,753)
Foreign currency translation adjustment	-	-	-	-	69	69
Balances as of March 31, 2018	4,094	$4	$28,678	$(30,906)	$(96)	$(2,320)

Sale of common stock and warrants	216	-	1,080	-	-	1,080
Beneficial conversion feature	-	-	121	-	-	121
Conversion of convertible notes payable and accrued interest into common stock and warrants	751	1	3,257	-	-	3,258
Stock-based compensation	-	-	358	-	-	358
Net loss	-	-	-	(2,487)	-	(2,487)
Foreign currency translation adjustment	-	-	-	-	100	100
Balances as of June 30, 2018	5,061	$5	$33,494	$(33,393)	$4	$110

Sale of common stock and warrants	-	-	(28)	-	-	(28)
Stock-based compensation	-	-	146	-	-	146
Net loss	-	-	-	(925)	-	(925)
Foreign currency translation adjustment	-	-	-	-	155	155
Balances as of Septmber 30, 2018	5,061	$5	$33,612	$(34,318)	$159	$(542)

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)
Balances as of January 1, 2019	5,077	$5	$35,038	$(35,058)	$283	$268
Beneficial conversion feature on convertible notes payable	-	-	353	-	-	353
Warrants issued with sale of convertible notes payable	-	-	419	-	-	419
Common stock converted into convertible notes payable	(7)	-	(25)	-	-	(25)
Stock-based compensation	-	-	10	-	-	10
Net loss	-	-	-	(1,581)	-	(1,581)
Foreign currency translation adjustment	-	-	-	-	(32)	(32)
Balances as of March 31, 2019	5,070	$5	$35,795	$(36,639)	$251	$(588)

Conversion of convertible notes payable and accrued interest into common stock	652	1	2,280	-	-	2,281
Stock-based compensation	-	-	412	-	-	412
Net loss	-	-	-	(2,271)	-	(2,271)
Foreign currency translation adjustment	-	-	-	-	49	49
Balances at June 30, 2019	5,722	$6	$38,487	$(38,910)	$300	$(117)

Sale of common stock and warrants	902	1	3,141	-	-	3,142
Stock-based compensation	-	-	536	-	-	536
Net loss	-	-	-	(1,374)	-	(1,374)
Foreign currency translation adjustment	-	-	-	-	202	202
Balances at September 30, 2019	6,624	$7	$42,164	$(40,284)	$502	$2,389

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,226)	$(5,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	958	1,202
Amortization of debt discount	2,061	1,687
Amortization of debt issuance costs	12	9
Non-cash interest expense	102	6
Changes in operating assets and liabilities:
Income tax receivable	44	(157)
Prepaid expenses and other current assets	(12)	23
Accounts payable	179	186
Accrued liabilities	15	(16)
Net cash used in operating activities	(1,867)	(2,225)

Cash flows from financing activities:
Proceeds from the sale of convertible promissory notes and warrants, net of debt issuance costs of $7	810	-
Proceeds from sale of common stock and warrants, net of offering costs of $16 and $27 respectively	3,142	2,314
Repayment of demand note	(25)	-
Repayments of term debt	(82)	-
Net cash provided by financing activities	3,845	2,314

Effect of exchange rate changes on cash	(6)	(2)

Net change in cash	1,972	87
Cash at beginning of period	1,405	152
Cash at end of period	$3,377	$239

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$11	$61

Supplemental disclosure of non-cash transactions:
Beneficial conversion feature on convertible notes	$353	$121
Warrants issued with convertible notes	$419	$-
Common stock converted into convertible notes payable	$25	$-
Conversion of convertible notes payable and accrued interest into common stock and warrants	$-	$2,908
Conversion of convertible notes payable and accrued interest into common stock	$2,281	$350
Issuance of unsecured promissory note in exchange for vendor accounts payable	$742	$-
Options granted in exchange for release from contingent payment obligations	$-	$1,094

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Business

Sun BioPharma, Inc. together with its wholly-owned subsidiary Sun BioPharma Australia Pty Ltd. (collectively “we,” “us,” “our,” and the “Company”), exists for the primary purpose of advancing the commercial development of a proprietary polyamine analogue (the “compound”) for the treatment of patients with pancreatic cancer. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

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

We have incurred losses of $40.3 million since our inception in 2011. For the nine months ended September 30, 2019, we incurred a net loss of $5.2 million, which includes the amortization of discount on debt of $2.1 million. We also incurred negative cash flows from operating activities of $1.9 million during this period. During this same period, we raised $3.1 million from sales of common stock and warrants and $0.8 million from the sale of convertible promissory notes and warrants, as discussed in Note 4 titled “Liquidity and Business Plan”. The notes sold in January 2019, along with similar ones sold in December 2018 converted into common stock on June 30, 2019. As we continue to pursue development activities and seek commercialization of our initial product candidate, SBP-101, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of September 30, 2019, we had cash of $3.4 million, working capital (current assets less current liabilities) of $3.1 million and stockholders’ equity of $2.4 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

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

In closings occurring in August and September 2019 the Company sold 902,067 shares of common stock and an equal number of warrants to purchase common stock in a private placement to certain accredited investors pursuant to a Securities Purchase Agreement. Net proceeds from these sales totaled approximately $3.1 million. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $4.00.

In closings occurring in December 2018 and January 2019 the Company sold $2.2 million principal amount of unsecured convertible promissory notes (the “Notes”) and warrants to purchase up to 1,243,498 shares of common stock in a private placement to certain investors. On June 30, 2019 the entire principal balance and accrued interest of $105,000 converted into 651,758 shares of common stock per the terms of the Notes at a conversion rate of $3.50. See Note 6 titled “Indebtedness” for a detailed discussion of the material terms of the Notes.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $4.50.

If we are unable to obtain additional financing when needed, we believe that will need to reduce our operations by taking actions that may include, among other things, reducing use of outside professional service providers, reducing staff or further reducing staff compensation, significantly modifying or delaying the development of our SBP-101 product candidate, licensing rights to third parties, including the right to commercialize our SBP-101 product candidate for pancreatic cancer or other applications that we would otherwise seek to pursue, or discontinuing operations entirely.

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

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the statements of stockholders’ equity (deficit). During the nine-month periods ended September 30, 2019 and 2018, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

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

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of:

	September 30,
	2019	2018
Employee and non-employee stock options	1,711,511	1,130,710
Estimated common shares issuable upon conversion of notes payable and accrued interest	-	2,222
Common stock issuable under common stock purchase warrants	3,411,544	1,265,979
	5,123,055	2,398,911

6.	Indebtedness

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

Term debt

Effective April 5, 2019, the terms of our unsecured loan (the “Term Debt”) payable to the Institute for Commercialization of Public Research, Inc. (the “Institute”) were amended to extend the maturity date from May 1, 2019 to December 31, 2019. The Institute agreed to the amendment in exchange for a warrant to purchase 5,555 shares of common stock at an exercise price of $4.50. The warrant expires five years from issuance. The fair market value of the warrant was nominal and as such has not been given any accounting treatment. The amendment requires the continuation of monthly payments of principal and interest totaling $10,000. The unpaid principal balance at September 30, 2019 was $204,000.

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

7.	Commitments and Contingencies

License agreement

Subsequent to the end of the quarter, on October 3, 2019, the Company entered into a second amendment to its License Agreement No. A9672 with the University of Florida Research Foundation, Inc. (“UFRF”). The license agreement continues to entitle the Company to a worldwide exclusive license from UFRF for the polyamine analogue compound (“SBP-101”). The second amendment (i) eliminated the Company’s obligation to make any future milestone and minimum royalty payments to UFRF; (ii) clarified the obligation of the Company to make certain payments to UFRF in the event the Company sub-licenses SBP-101 to another party; (iii) reduced the period during which the Company is required to pay royalties on future commercial sales of SBP-101 to the shorter of ten years or the expiration of the period of regulatory exclusivity on a country-by-country basis; and (iv) extended the deadline for the first commercial sale of SBP-101 to December 31, 2025 before UFRF may exercise its termination rights under the license agreement.

8.	Stockholders’ Deficit

Shares of common stock reserved for future issuance were as follows as of September 30, 2019:

Total Reserved
Stock options outstanding	1,711,511
Shares available for grant under equity incentive plan	52,849
Common shares issuable under outstanding common stock purchase warrants	3,411,544
5,175,904

Private Placement

During the quarter ended September 30, 2019, we issued an aggregate of 902,067 shares of our common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock pursuant to closings under 2019 Securities Purchase Agreements. Total proceeds from the sale of common stock and warrants was approximately $3.1 million. See Note 4, titled “Liquidity and Management’s Plans.

9.	Stock-based Compensation

2016 Omnibus Incentive Plan

The Sun BioPharma, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. Under the 2016 Plan, a total of 1,500,000 shares of common stock were initially reserved for issuance. As of September 30, 2019, options to purchase 1,447,151 shares of common stock were outstanding under the 2016 Plan 52,849 shares remained available for future awards.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the receipt of stockholder approval for the 2016 Plan. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of September 30, 2019, options to purchase 264,360 shares of common stock remained outstanding under the 2011 Plan.

Stock-based Compensation Expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 30, 2019 vest based upon time-based and performance conditions. There was approximately $0.6 million unamortized stock-based compensation expense related to options granted to employees and non-employees as of September 30, 2019 which will be amortized over the next eleven quarters.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
General and Administrative	$573	$1,404
Research and Development	385	892
	$958	$2,296

A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

	Shares Available for Grant	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	732,149	1,032,211	$8.90	$169,495
Granted	(700,100)	700,100	3.41
Exercised	-	-	-
Cancelled	-	-	-
Forfeitures	20,800	(20,800)	15.10

Balance at September 30, 2019	52,849	1,711,511	$6.58	$1,674,675

Information about stock options outstanding, vested and expected to vest as of September 30, 2019, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Excercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Excercisable	Weighted Average Remaining Contractual Life (Years)

$0.875	-	$1.10	26,360	3.25	$1.029	26,360	3.25
$2.275	-	$2.50	38,000	4.37	$2.464	38,000	4.37
$2.95	-	$3.175	740,800	8.50	$3.011	398,125	7.52
$4.50	-	$8.10	538,300	8.04	$6.742	506,500	8.18
$10.00	-	$10.10	54,000	7.80	$10.007	54,000	7.80
	$15.10		314,051	6.66	$15.100	307,051	6.76

Totals			1,711,511	7.88	$6.581	1,330,036	7.43

Key assumptions

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three months ended September 30, 2019:

	2019
Common stock fair value	4.50	-	5.00
Risk-free interest rate	1.55%	-	1.57%
Expected dividend yield		0%
Expected Option life (years)	5.0	-	5.5
Expected stock price volatility		72%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company exists for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for a potential additional indication in certain other solid tumor cancers. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the UFRF.

In August 2015, the U.S. FDA granted an Investigational New Drug (“IND”) approval for our SBP-101 product candidate. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of a Phase 1 safety trial and published results in the Spring of 2018. The Company’s second trial, a Phase 1a/1b combination of SBP-101 with gemcitabine and nab-paclitaxel in patients previously untreated for metastatic pancreatic ductal adenocarcinoma (“PDA”), began dosing patients in June of 2018. The Phase 1a portion of this study will have a total of 4 dosing levels, cohorts, and determine a recommended dose (and schedule) of SBP-101 to be given in combination with standard treatment. The Company completed enrollment of an expanded cohort 2 early in the quarter ended September 30, 2019. Following review by the Data Safety Monitoring Board (“DSMB”) of cohort 2 data (data for 6 of 7 patients enrolled was available for review at this DSMB meeting), approval was received to advance to the third planned dose level of SBP-101. Enrollment in cohort 3 began in the middle of July 2019 and was completed in October 2019. Encouraging signals of efficacy were noted in the second cohort. Six of 6 subjects (100%) had significant decreases in Tumor Marker CA19-9 levels during treatment, with changes from baseline ranging from 75% to 95%. The CA19-9 level changes were accompanied by Response Evaluation Criteria in Solid Tumors (“RECIST”) tumor assessments of 4 partial responses and 2 subjects with stable disease. Subsequent to the review of cohort 2 data by the DSMB a new RECIST tumor assessment on one of the 6 subjects converted from stable disease to partial response, resulting in interim efficacy RECIST tumor assessments of 5 partial responses and 1 subject with stable disease at dose level 2. The Company is currently evaluating the appropriate next phase of clinical trial. A previously planned expansion to a Phase 1b at the recommended dose of SBP-101 may be modified to a larger, randomized phase 2 trial for patients with PDA. We estimate that that we have sufficient funding to complete the current Phase 1 clinical trial in PDA. Additional clinical trials will likely be required for FDA or other similar approvals if the results of the current clinical trial of our SBP-101 product candidate remain positive. The cost and timing of additional clinical trials are highly dependent on the nature and size of the trials. However, it is estimated that the next steps in the approval process could cost between $30 and $40 million.

During the three months ended September 30, 2019 the Company obtained the results of  a preclinical study related to a potential second indication for SBP-101, the treatment of patients with chronic and recurrent acute pancreatitis. Based on the results of this preclinical study the Company will not be pursuing this indication but will begin exploration of SBP-101 as a treatment for other solid cancer tumors as funding becomes available.

Financial Overview

We have incurred losses of $40.3 million since inception. For the nine months ended September 30, 2019, we incurred a net loss of $5.2 million, which included amortization of debt discount of $2.1 million. We also incurred negative cash flows from operating activities of $1.9 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash was approximately $3.4 and $1.4 million as of September 30, 2019 and December 31, 2018, respectively.

The increase of $2.0 million in cash for the nine months ended September 30, 2019 was primarily due the sale of common stock and warrants in the third quarter for net proceeds of $3.1 million and the sale of convertible notes and warrants in the first quarter for net proceeds of $0.8 million offset in part by negative cash flow from operations in the nine months of $1.9 million.

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

If we are unable to obtain additional financing when needed, we will likely need to reduce our operations by taking actions that may include, among other things, reducing use of outside professional service providers, reducing staff or further reducing staff compensation, significantly modifying or delaying the development of our SBP-101 product candidate, licensing rights to third parties, including the right to commercialize our SBP-101 product candidate for pancreatic cancer, or other applications that we would otherwise seek to pursue, or discontinue operations entirely.

Results of Operations

Comparison of the results of operations (in thousands):

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent Change	2019	2018	Percent Change
Operating Expenses
General and administrative	$622	$467	33.2%	$1,505	$1,779	-15.4%
Research and development	720	450	60.0%	1,578	1,475	7.0%
Operating loss	(1,342)	(917)	46.3%	(3,083)	(3,254)	-5.3%

Other expenses, net	(222)	(63)	252.4%	(2,474)	(2,074)	19.3%
Income tax benefit	190	55	245.5%	331	163	103.1%

Net Loss	$(1,374)	$(925)	48.5%	$(5,226)	$(5,165)	1.2%

General and administrative (“G&A”) expenses and research and development (“R&D”) expenses include non-cash share-based compensation expense because of our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 30, 2019 vest upon performance and time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for the nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
General and administative	$573	$1,404
Research and Development	385	892
Total Stock based compensation	$958	$2,296

General and administrative expense

Our G&A expenses increased 33.2% to $0.6 million in the third quarter of 2019 up from $0.5 million in the third quarter of 2018. G&A decreased 15.4% to $1.5 million in the nine months ended September 30, 2019, down from $1.8 in the six months ended September 30, 2018. The increase in the quarter ended September 30, 2019 is primarily associated with higher stock compensation expense offset in part by reduced headcount versus the same quarter in the prior year. For the nine-months ended September 30, 2019 the decrease is due to a combination of lower salary expense and lower stock compensation expense.

Research and development expense

Our R&D expenses increased 60.0% to $0.7 million in the third quarter of 2019 up from $0.4 million in the second quarter of 2018. R&D increased 7.0% to $1.6 million in the nine months ended September 30, 2019, up from $1.5 million in the nine months ended September 30, 2018. The increase in the quarter ended September 30, 2019 was due primarily to incremental expenses associated with a manufacturing study, increased cost of the clinical trial and higher stock compensation expense. The increase in the nine-months ended September 30, 2019 was due to manufacturing and preclinical studies, offset in part by reduced stock compensation expense.

Other expense, net

Other income and expense, net, was a net expense of $2.5 million and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in other expense is due to higher interest expense resulting from the amortization of debt discount.

Income tax benefit

Income tax benefit was $331,000 for the nine months ended September 30, 2019 versus $163,000 during the nine months ended September 30, 2018. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia and the increased tax benefit is due to higher R&D spending during the nine months ended September 30, 2019.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of September 30, 2019 and December 31, 2018 and our cash flow data for the nine months ended September 30, 2019 and 2018 and are intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	September 30, 2019	December 31, 2018
Cash	$3,377	$1,405
Working capital (deficiency)*	$3,082	$(1,073)

* excludes $1,289 of unamortized debt discount at December 31, 2018

Cash Flow Data
	Nine Months Ended September 30,
	2019	2018
Cash Provided by (Used in):
Operating Activities	$(1,867)	$(2,225)
Investment Activities	-	-
Financing Activities	3,845	2,314
Effect of exchange rate changes on cash	(6)	(2)
Net (decrease) increase in cash	$1,972	$87

Working Capital

Our total cash was $3.4 million and $1.4 million as of September 30, 2019 and December 31, 2018 respectively. We had $0.7 million in current liabilities and working capital of $3.1 million as of September 30, 2019, compared to $1.6 million in current liabilities and a working capital deficit of $1.1 million (excluding $1.3 million of unamortized debt discount) as of December 31, 2018. The decrease in current liabilities was due to the reduction in vendor payables of $742,000 which were moved to an unsecured, non-interest-bearing promissory note payable which is due on December 31, 2020 and is therefore classified as a long-term liability.  The unamortized debt discount as of December 31, 2018 was fully amortized as of June 30, 2019 just prior to the conversion of that debt into common stock of the company.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.9 million in the nine months ended September 30, 2019 compared to $2.2 million in the nine months ended September 30, 2018. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.8 million and $2.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The cash provided for the nine months ended September 30, 2019 represents the net proceeds of $3.1 million from the sale of common stock and warrants in August and September of 2019 and the net proceeds of $0.8 million from the sale of convertible notes and warrants during the first quarter of 2019 offset in part by payments made on a demand note and term debt. The cash provided in the nine months ended September 30, 2018 represents $2.3 million net proceeds from sales of equity securities and warrants.

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

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●	the progress of clinical trials required to support our applications for regulatory approvals, including our current Phase 1a clinical trial, a human clinical trial in Australia and the United States;

●	our ability to demonstrate the safety and effectiveness of our SBP-101 product candidate;

●	our ability to obtain regulatory approval of our SBP-101 product candidate in the United States, the European Union or other international markets;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our SBP-101 product candidate;

●	the market acceptance and size of future market opportunity of our SBP-101 product candidate;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments; and

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims.

To date, we have used primarily convertible debt and equity financings to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.

We expect that we will increase our projected expenditures once we have additional capital on hand in order to continue our efforts to grow our business and complete our Phase 1a clinical trial for our SBP-101 product candidate. Accordingly, we expect to make additional expenditures in performing our Phase 1a clinical trial and related support activities. With sufficient capital, we also expect to invest in additional R&D efforts of follow-on products or secondary indications. However, we do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions. We will likely need to obtain additional funds to continue our operations and execute our business plans, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

As of September 30, 2019, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities.

If we are unable to obtain additional financing when needed, we will likely need to reduce our operations by taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff or further reducing staff compensation, significantly modifying or delaying the development of our SBP-101 product candidate, licensing rights to third parties, including the right to commercialize our SBP-101 product candidate for patients with pancreatic cancer or other applications that we would otherwise seek to pursue, or discontinuing operations entirely.

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

Indebtedness

As of September 30, 2019, we had $0.9 million indebtedness outstanding.

As of December 31, 2018, the Company had $1.6 million aggregate principal amount of indebtedness outstanding.

The change in the six months ended September 30, 2019 was due to the conversion of $2.2 million of convertible notes and $105,000 of accrued interest to common stock on September 30, 2019 and a new unsecured promissory note payable entered into for the resolution of the balance owed a single vendor previously reflected in Accounts Payable.

One $25,000 convertible promissory note was paid in full on January 4, 2019.

Included in the $0.9 million of indebtedness is $204,000 outstanding in an unsecured loan that accrues interest of 4.125% per year and is scheduled to mature on December 31, 2019. In accordance with the terms of this loan we commenced monthly payments of $10,000 on May 1, 2018.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On October 10, 2019, we sold 7,142 shares of common stock and a warrant to purchase up to 7,142 additional shares of common stock for total gross proceeds of approximately $25,000.  The warrants is exercisable for a period of five years from the date of issuance at an initial exercise price of $4.00 per share. The exercise price of the warrant and the number of the shares issuable upon exercise of the warrant are subject to customary adjustments prior to exercise upon the occurrence of certain events affecting all outstanding shares of common stock.

The foregoing securities were issued in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to a limited number of persons who were “accredited investors,” as defined in Rule 501 of Regulation D of the SEC, without the use of any general solicitations or advertising to market or otherwise offer the securities for sale. None of the shares, warrant or shares of common stock issued upon exercise of the warrant have been registered under the Securities Act or applicable state securities laws and none may be offered or sold in the United States absent registration under the Securities Act, or an exemption from such registration requirements. Neither this quarterly report on Form 10-Q nor any exhibit attached hereto shall constitute an offer to sell or the solicitation of an offer to buy any securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 000-55242.

Exhibit No.	Description	Manner of Filing
3.1	Restated Certificate of Incorporation, as amended through November 8, 2017 (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed November 15, 2017)	Incorporated by Reference

3.2	Bylaws, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.2 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

4.1	Form of Warrants issued August 23, August 30, September 20, and October 10, 2019 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed August 29, 2019)	Incorporated by Reference

10.1	Form of Securities Purchase Agreement, by and among the Investors (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed August 29, 2019).	Incorporated by Reference

10.1

Second Amendment to License Agreement No. A9672 between Sun Biopharma, Inc. and University of Florida Research Foundation, Inc., dated as of October 3, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 9, 2019).

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

101

Financial statements from the quarterly report on Form 10-Q of Sun BioPharma, Inc. for the quarter ended September 30, 2019, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN BIOPHARMA, INC.

Date: November 13, 2019	/s/ Michael T. Cullen, MD
Michael T. Cullen, MD, MBA President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 13, 2019	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

21