Form 10-K
period 2019-12-31
Sun BioPharma, Inc.
filed 2020-03-24
CIK 1029125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Accelerated filer ☐
Large accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☐	Emerging growth company ☐

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

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to price at which the registrant’s common stock was last sold as of June 30, 2019 was $9,495,538.

As of March 20, 2020, there were 6,631,308 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the annual meeting of stockholders to be held in 2020 are incorporated by reference into Part III of this report.

i

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include:

●	the fact that we are a company with limited operating history for you to evaluate our business;

●	our lack of diversification and the corresponding risk of an investment in our Company;

●	potential deterioration of our financial condition and results due to failure to diversify;

●	our ability to obtain additional capital, on acceptable terms or at all, required to implement our business plan;

●	progress and success of our Phase 1 clinical trial;

●	our ability to demonstrate safety and effectiveness of our product candidate;

●	our ability to obtain regulatory approvals for our product candidate in the United States, the European Union or other international markets;

●	the market acceptance and future sales of our product candidate;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidate;

●	the rate of progress in establishing reimbursement arrangement with third-party payors;

●	the effect of competing technological and market developments;

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and

●	other risk factors included under the caption “Risk Factors” starting on page 22 of this report.

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

As used in this report, unless specifically indicated, the terms “Sun BioPharma,” the “Company,” “we,” “us,” “our” and similar references refer to Sun BioPharma, Inc. and its wholly owned subsidiary, Sun BioPharma Australia Pty Ltd. (“SBA”). Sun BioPharma, Inc. was incorporated under the laws of the State of Delaware in 2011. The term “common stock” refers to our common stock, par value $0.001 per share.

Overview

Our product candidate, SBP-101, is a proprietary polyamine analogue designed to induce polyamine metabolic inhibition (“PMI”), a metabolic pathway of critical importance in multiple tumor types. Sun BioPharma initially licensed SBP-101 from the University of Florida Research Foundation (“UFRF”) in 2011. SBP-101 has been shown to be an effective tumor growth inhibitor in preclinical studies of human pancreatic cancer models, demonstrating superior and complementary activity to existing U.S. Food and Drug Administration (“FDA”)-approved chemotherapy agents. SBP-101 has demonstrated encouraging activity against primary and metastatic disease in clinical trials of patients with pancreatic cancer. The safety results and PMI profile demonstrated in our completed first-in-human safety study provide support for the study of SBP-101 in combination with current standard pancreatic cancer treatment in patients previously untreated for metastatic pancreatic cancer.

To facilitate and accelerate the development of this compound in the pancreatic cancer indication, we have also acquired data and materials related to this technology from other researchers. We believe that SBP-101, if successfully developed, may represent a novel approach that effectively treats pancreatic cancer and could become a dominant product in that market. Only three first-line treatment combinations, a single maintenance treatment for a subset (3-7%) of patients, and one second-line drug have been approved by the FDA for pancreatic cancer in the last 25 years.

In August 2015, the FDA accepted our Investigational New Drug (“IND”) application for our SBP-101 product candidate. We have completed an initial clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase 1, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of the Phase 1 trial. Twenty-four of the patients had received at least two prior chemotherapy regimens. No drug-related serious adverse events occurred during the first four cohorts. In cohort five, serious adverse events (klebsiella sepsis with metabolic acidosis in one patient, renal and hepatic toxicity in one patient, and mesenteric vein thrombosis with metabolic acidosis in one patient) were observed in three of the ten patients, two of whom exhibited progressive disease at the end of their first cycle of treatment and were determined by the Data Safety Monitoring Board (“DSMB”) to have dose-limiting toxicities (“DLTs”). Consistent with the study protocol, the DSMB recommended continuation of the study by expansion of cohort 4, one level below that at which DLTs were observed. Four patients were enrolled in this expansion cohort. One patient developed focal pancreatitis at the site of the primary tumor after 2.3 months, and SBP-101 was considered well tolerated below dose level five. The most common drug related adverse events were nausea, vomiting, diarrhea, injection site pain and abdominal pain, which were mostly mild, grades 1 or 2, and are symptoms common in patients with pancreatic cancer. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level.

In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the Response Evaluation Criteria in Solid Tumors (“RECIST”), the current standard for evaluating change in the size of tumors. Eight of the 23 patients (35%) had Stable Disease (“SD”) and 15 of 24 (65%) had Progressive Disease (“PD”). It should be noted that of the 15 patients with PD, six came from cohorts one and two and are considered to have received less than potentially therapeutic doses of SBP-101. We also noted that 28 of the 29 patients had follow-up blood tests measuring the Tumor Marker CA 19-9 associated with pancreatic ductal adenocarcinoma. Eleven of these patients (39%) had reductions in the CA 19-9 levels, as measured at least once after the baseline assessment. Seven of the remaining 17 patients who showed no reduction in CA 19-9 came from cohorts one and two.

By cohort, SD occurred in two patients in cohort 3, two patients in cohort 4 and four patients in cohort 5. The best response outcomes and best median survival were observed in the group of patients who received total cumulative doses of approximately 6 mg/kg (cohort 3). Two of four patients (50%) showed SD at week eight. Median survival in this group was 5.9 months, with two patients surviving 8 and 10 months, respectively. By total cumulative dose received, five of 12 patients (42%) who received total cumulative doses between 2.5 mg/kg and 8.0 mg/kg had reductions in the CA19-9 levels, as measured at least once after the baseline assessment. Nine of these patients (67%) exceeded 3 months of overall survival (“OS”), three patients (25%) exceeded 9 months of OS and two patients (17%) exceeded 1 year of OS and were still alive at the end of the study. With the approval of the DSMB, we cancelled the Phase 1b portion of the first-in-human monotherapy study in order to evaluate SBP-101 as a first line, combination chemotherapy in pancreatic cancer patients.

We began enrolling patients in our current first-line clinical trial in June of 2018. This second clinical trial is a Phase 1a/1b study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. We are currently conducting the trial at six study sites (four in Australia and two in the United States). In the Phase 1a portion of this trial, we enrolled three cohorts of four to nine patients with increased dosage levels of SBP-101 administered in the second and third cohorts. We completed enrollment in the first three cohorts of Phase 1a in the fourth quarter of 2019, and, based on preliminary safety findings, a 4th cohort began enrollment in January 2020. We completed enrollment in this 4th cohort in February 2020.  Demonstration of adequate safety in Phase 1a has enabled Phase 1b exploration of efficacy, in which we plan to enroll a maximum 36 patients using the recommended dosage regimen determined in Phase 1a. We began enrolling in this expansion phase in February of 2020. Additional funding will be required to complete the Phase 1b clinical trial and to plan a randomized phase 2 study.  As of December 31, 2019, preliminary efficacy results from evaluable patients in cohorts 2 and 3 (N=13) showed manageable toxicity, an objective response rate of 62% and a disease control rate of 85%, with several patients still ongoing. Interim results from the Phase 1b expansion are expected to become available in the second half of 2020.

Through December 31, 2019, we have:

●	organized the Company;

●	evaluated and secured intellectual property for our core technology;

●	completed required pre-clinical steps in the development plan for SBP-101 for pancreatic cancer;

●	secured an orphan drug designation from the FDA;

●	submitted an investigational new drug (“IND”) application to the FDA (May 18, 2015);

●	received acceptance of an IND application from the FDA (August 21, 2015);

●	received acceptance of a Clinical Trial Notification by the Australian Therapeutic Goods Administration (September 23, 2015);

●	completed a Phase 1a monotherapy safety study of SBP-101in the treatment of patients with metastatic pancreatic ductal adenocarcinoma;

●	completed synthetic process improvement measures expected to be scalable for commercial use and secured intellectual property on this process; and

●

commenced a second Phase 1a /1b clinical study of SBP-101, a front-line study with SBP-101 given in combination with a current standard of care in patients with pancreatic ductal adenocarcinoma who are previously untreated for metastatic disease; through early February 2020 25 subjects have been enrolled in the Phase 1a portion of the study.

Introduction

An effective treatment for pancreatic cancer remains a major unmet medical need. Adenocarcinoma of the pancreas, which accounts for approximately 95% of all cases of pancreatic cancer, has a median overall survival of 8 to 11 months in clinical studies of patients with favorable prognostic signs and optimal standard chemotherapy. A recent report from the Pancreatic Cancer Action Network states that pancreatic cancer deaths in the United States have surpassed those from breast cancer and will soon surpass deaths from colorectal cancer to rank number two in US cancer deaths, behind only lung cancer in 2020. The five-year survival rate remains less than 3% for patients diagnosed with metastatic pancreatic cancer and approximately 8.5% across all pancreatic stages, and there has been little significant improvement in survival since gemcitabine was approved in the United States in 1996.

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

The prognosis for patients diagnosed with pancreatic cancer is poor and most die from complications related to progression of the disease. The primary treatment for metastatic disease is chemotherapy. Current first-line chemotherapy treatment regimens vary from single agent gemcitabine (FDA approved 1996) and various gemcitabine combinations to the multi-chemotherapy drug combination, FOLFIRINOX, comprised of leucovorin, fluorouracil, irinotecan, and oxaliplatin (Conroy NEJM 2011), frequently supplemented with white blood cell (“WBC”) growth factors. In clinical practice, the FOLFIRINOX regimen is often modified to “FOLFIRINOX Light”, a non-specific term referring to various permutations based on the FOLFIRINOX regimen, but with either lower doses of one or more of the agents, or elimination of one or more of the agents, due to actual or anticipated toxicity. These two standard combination therapies deliver median survival benefits ranging from 7 weeks with gemcitabine and nab-paclitaxel (Von Hoff NEJM 2013) to 4 months FOLFIRINOX (Conroy NEJM 2011) when compared with gemcitabine alone for selected patients with good performance status, meaning that they are in relatively good physical condition at the time of diagnosis. In 2015, the FDA approved Onivyde® (irinotecan liposome injection), in combination with fluorouracil and leucovorin, to treat patients with metastatic pancreatic cancer who have been previously treated with a gemcitabine-based chemotherapy. Second line Onivyde is not widely prescribed as indicated because most patients with good performance status who have been previously treated with a gemcitabine-based chemotherapy receive variations of the FOLFIRINOX (which includes generic irinotecan) regimen. On December 27, 2019, the FDA approved olaparib (LYNPARZA®, AstraZeneca Pharmaceuticals LP) for the maintenance treatment of adult patients with deleterious or suspected deleterious germline BRCA-mutated (gBRCAm) metastatic pancreatic adenocarcinoma (PDAC), as detected by an FDA-approved test, whose disease has not progressed on at least 16 weeks of a first-line platinum-based chemotherapy regimen. Approximately 3% to 7% of individuals with PDAC harbor a BRCA1 or BRCA2 mutation, which are among the most frequently mutated genes in PDAC (Rainone M, et al, An Emerging Paradigm for Germline Testing in Pancreatic Ductal Adenocarcinoma and Immediate Implications for Clinical Practice: A Review. JAMA Oncol. 2020 Feb 13. doi: 10.1001/jamaoncol.2019.5963. [Epub ahead of print]).

University research laboratory studies at select dose levels have demonstrated that SBP-101 induces programmed cell death, or “apoptosis,” in the acinar and ductal cells of the pancreas by activation of caspase 3 and poly (adenosine diphosphate-ribose) polymerase (“PARP”) cleavage. In animal models at three independent laboratories, SBP-101, alone or in combination, has demonstrated nearly complete suppression of transplanted human pancreatic cancer, including metastases. SBP-101 has demonstrated both superior and additive efficacy to gemcitabine and nab-paclitaxel in laboratory models of pancreatic cancer. We intend to develop SBP-101 as a unique and novel targeted approach to treating patients with pancreatic cancer, specifically pancreatic ductal adenocarcinoma (“PDA”), administered in combination with existing standard chemotherapy agents. With adequate funding, we also expect to commence evaluation of the potential value of SBP-101 in other chemotherapy combinations.

Pancreatic Cancer

Pancreatic cancer afflicts approximately 133,000 people in Europe (GLOBOCAN2018, Global Cancer Observatory/World Health Organization), approximately 57,000 people in the United States annually (https://seer.cancer.gov/statfacts/html/pancreas.html), and 270,000 people worldwide – excluding Europe and United States (GLOBOCAN2018). It has been identified as the seventh leading cause of death from cancer in Europe (GLOBOCAN 2018) and the third leading cause of death from cancer in the United States (SEER Cancer Statistics Factsheets 2019). On average PDA represents approximately 95% of all pancreatic cancers diagnosed in given calendar year. Considering that the median overall survival for previously untreated patients with good performance status is between 8.5 months (Von Hoff 2013) and 11.1 months (Conroy 2011) with the two most commonly available treatment regimens, effective treatment for PDA has remained a major unmet medical need.

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

For the minority of patients who present with resectable disease, surgery is the treatment of choice. Depending on the location of the tumor the operative procedures may involve cephalic pancreatoduodenectomy, referred to as a “Whipple procedure”, distal pancreatectomy or total pancreatectomy. Pancreatic enzyme deficiency and diabetes are frequent complications of these procedures. Up to 70% of patients with pancreatic cancer present with biliary obstruction that can be relieved by percutaneous or endoscopic stent placement. However, even if the tumor is fully resected, the outcome in patients with pancreatic cancer has been disappointing (Hidalgo 2010, Seufferlein 2012). Post-operative administration of chemotherapy improved progression-free and overall survival in three large randomized clinical trials (Hidalgo 2010), but median post-surgical survival in patients treated in all three trials was similar, only 20-22 months.

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

Gemcitabine was the first chemotherapeutic agent approved for the treatment of patients with PDA in the modern regulatory era, providing a median survival duration of 5.65 months (Burris 1997). Gemcitabine monotherapy was the standard of care for patients with metastatic pancreatic cancer until combination therapy with gemcitabine plus erlotinib (Tarceva®) was shown to increase median survival by two weeks. This modest benefit was tempered by a significant side effect profile and high cost, limiting its adoption as a standard treatment regimen. Subsequently, the multidrug chemotherapy combination FOLFIRINOX, was shown to provide a median survival benefit of 4.3 months (OS = 11.1 months) over gemcitabine alone (6.8 months), but its significant side effect profile limits the regimen to select patients with a good performance status and often requires supplementation with WBC growth factor therapy. Nab-paclitaxel (Abraxane®) received marketing authorization for use in combination with gemcitabine (FDA approved 2013) after showing an increase in overall survival of seven weeks compared to gemcitabine alone (Von Hoff 2013). Thus, combination therapies have demonstrated a modest survival benefit compared to gemcitabine alone as summarized in the table below (Thota 2014).

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

Source: Thota R et al., Oncology 2014; Jan 28(1):70–74

Other drugs are currently under investigation, but none have received marketing authorization as a first-line treatment of PDA since the approval of Abraxane. Lynparza®, (olaparib) was approved in December 2019 for maintenance therapy of patients with deleterious or suspected deleterious germline BRCA-mutated (gBRCAm) metastatic pancreatic adenocarcinoma whose disease has not progressed on at least 16 weeks of a first-line platinum-based chemotherapy regimen.

Proprietary Technology

Function and Characteristics of Polyamines

Polyamines are metabolically distinct entities within human cells that bind to and facilitate DNA replication, RNA transcription and processing, and protein (such as pancreatic enzymes) synthesis. Human cells contain three essential and naturally occurring polyamines - putrescine, spermidine, and spermine. Polyamines perform many functions necessary for cellular proliferation, apoptosis and protein synthesis. The critical balance of polyamines within cells is maintained by several enzymes such as ornithine decarboxylase (“ODC”) and spermidine/spermine N1 acetyl transferase (“SSAT”). All of these homeostatic enzymes are short-lived, rapidly inducible intracellular proteins that serve to tightly and continuously regulate native polyamine pools. These enzymes constantly maintain polyamines within a very narrow range of concentration inside the cell.

Polyamine Analogue

Many tumors, including pancreatic cancer, display an increased uptake rate of polyamines. Polyamine analogues such as SBP-101 are structurally similar to naturally occurring polyamines and are recognized by the cell’s polyamine uptake system, allowing these compounds to gain ready entrance to the cell. We believe that pancreatic acinar cells, because of their extraordinary protein synthesis capacity, exhibit enhanced uptake of polyamines and polyamine analogues such as SBP-101. Because of this preferential uptake by pancreatic acinar cells, polyamine analogues such as SBP-101 disrupt the cell’s polyamine balance and biosynthetic network, and induce programmed cell death, or apoptosis, via processes including caspase 3 activation and poly ADP ribose polymerase (PARP) cleavage. Proof of concept has been demonstrated in multiple human pancreatic cancer models, both in vivo and in vitro, that pancreatic ductal adenocarcinoma exhibits sensitivity to SBP-101.

1 FOLFIRINOX is leucovorin (folic acid), fluorouracil, irinotecan, and oxaliplatin.

SBP-101

SBP-101 is a proprietary polyamine analogue, which we believe accumulates in the acinar cells due to its unique chemical structure. SBP-101 was discovered and extensively studied by Professor Raymond J. Bergeron at the University of Florida College of Pharmacy.

Laboratory studies suggest the primary mechanism of action for SBP-101 has been demonstrated to include the enhanced uptake of the compound in the exocrine pancreas. Sufficiently high dosing leads to correspondingly depressed levels of native polyamines, with caspase 3 activation, PARP cleavage and apoptotic destruction (programmed cell death) of the exocrine pancreatic acinar and ductal cells without an inflammatory response. Importantly, pancreatic islet cells, which secrete insulin, are structurally and functionally dissimilar to acinar cells and are not impacted by SBP-101. In animal models at two independent laboratories, SBP-101 has demonstrated significant suppression of transplanted human pancreatic cancer cells, including metastatic pancreatic cancer growth. See “Proof of Principle” below.

We believe that SBP-101 exploits the natural affinity of the exocrine pancreas, the liver and kidney, and pancreatic ductal adenocarcinoma cells while leaving the insulin-producing islet cells unharmed. Most current cancer therapies, including chemotherapy, radiation and surgery, are associated with significant side effects that further reduce the patient’s quality of life. However, we believe that the adverse effects of SBP-101 do not overlap with or exacerbate those seen with typical chemotherapy options. The dose-limiting toxicities observed in cohort five of our Phase 1a study, as noted above, were not observed at lower doses and are not expected to overlap with the adverse events of bone marrow suppression and peripheral neuropathy commonly associated with standard chemotherapy. As the endocrine pancreas is expected to be unaffected by SBP-101, no impact on insulin requirement is expected.

Proof of Principle

SBP-101 has been tested and found effective in reducing pancreatic tumor growth in multiple separate in vivo models of human pancreatic cancer. SBP-101 was used to treat mice subcutaneously implanted with human pancreatic cancer cell line PANC-1 tumor fragments. A dose-response for efficacy was demonstrated with a 26 mg/kg daily injection resulting in near complete suppression of the transplanted tumor.

A separate orthotopic xenograft study (direct implant of human tumor cells into the pancreas of the mouse) employed a particularly aggressive human pancreatic cancer cell line, L3.6pl, that is known to metastasize from the pancreas to the liver and the peritoneum in mice. Mice implanted with L3.6pl were treated with SBP-101 and the results were compared with saline-treated control mice, with mice treated with gemcitabine alone (Gemzar®, the then current “gold standard” treatment), and the combination of both drugs. SBP-101 significantly reduced tumor volume compared to gemcitabine alone and the control group, but the combination of SBP-101 and gemcitabine was significantly better than gemcitabine alone as shown in Figure 1.

Figure 1.	L3.6pl Orthotopic Xenograft Study - Mean (±SD) Tumor Volume after Treatment with SBP-101, Gemcitabine (Gemzar®) or Both

Source: Study101-Biol-101-001

The potential for SBP-101 as an effective therapy for pancreatic cancer has been demonstrated in vivo by separate investigators, in different human pancreatic cancer cell lines and in three different animal models, using SBP-101 synthesized by two different routes, confirming nearly equal, and effective, doses of 25 and 26 mg/kg, respectively.

Additionally, when compared in vitro to existing therapies, SBP-101 produced superior results in suppressing growth of pancreatic cancer cells.

Development Plan for SBP-101

Development of SBP-101 for the pancreatic cancer indication includes a pre-clinical and a clinical phase. The pre-clinical phase, which was substantially completed during 2015, consists of four primary components: chemistry, manufacturing and controls (“CMC”), preclinical (laboratory and animal) pharmacology studies, preclinical toxicology studies, and regulatory submissions in Australia and the United States. In Australia, a Human Research Ethics Committee (“HREC”) application was submitted with subsequent Clinical Trial Notification (“CTN”) to the Therapeutic Goods Administration (“TGA”). Preceding the Australian initiative, a similar, but considerably more extensive, preclinical package has been submitted to and accepted by the FDA in support of an IND application. Our initial clinical trial in previously treated patients with locally advanced or metastatic pancreatic cancer was a Phase 1, first-in-human, dose-escalation, safety study conducted at clinical sites in both Australia and the United States. We engaged expert clinicians who treat pancreatic cancer at major cancer treatment centers in Melbourne and Adelaide, Australia as well as the Mayo Clinic Scottsdale and HonorHealth in Scottsdale, Arizona. These Key Opinion Leaders, with proven performance in pancreatic cancer studies, enthusiastically agreed to participate as investigators for our Phase 1 First-in-Human study.

Enrollment in our initial Phase 1 safety trial of SBP-101 in previously treated pancreatic cancer patients commenced in January 2016 and was completed in September 2017. This study was a dose-escalation study with 8-week treatment/observation cycles at each dose level. Results from this trial are discussed in Clinical Development – Pancreatic Cancer below.

We began enrolling patients in our second clinical trial in June of 2018. This second clinical trial is a Phase 1a/1b study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. We are currently conducting the trial at six study sites (four in Australia and two in the United States). In the Phase 1a portion of this trial, we have completed enrollment in the fourth quarter of 2019 of three cohorts of four to nine patients with increased dosage levels of SBP-101 administered in the second and third cohorts and completed enrollment in February of 2020 in a fourth cohort to explore an alternate dosing schedule. Demonstration of adequate safety in Phase 1a allowed us to immediately begin enrollment in February 2020 in the Phase 1b exploration of efficacy. We expect to enroll up to 36 patients using the recommended dosage level and schedule determined in Phase 1a. Early results from the Phase 1b expansion could become available in the second half of 2020.

With additional funding SBP-101 may also be explored for neo-adjuvant and/or adjuvant treatment in appropriate patients. There is also preclinical data to suggest that SBP-101 may have potential therapeutic uses for cancers other than pancreatic, but due to the current focus on pancreatic cancer, none have been formally explored.

Preclinical Development

To enable IND and HREC/CTN submission and as part of our pharmacology work, we conducted plasma and urine assay development and validation in animals, in vitro metabolism studies in liver microsomes and hepatocytes, in vitro interaction studies with hepatic and renal transporters, a protein binding study, animal pharmacokinetic and metabolism/mass balance studies, and human plasma and urine assay development and validation. As a part of the pharmacology evaluation, we conducted an in vitro pharmacology screen profiling assay, a study in six human pancreatic cell lines, and studies in tumor xenograft models in mice using flank transplants of human pancreatic cancer PANC-1 tumor fragments and human pancreatic cancer BxPC-3 tumor fragments as well as human pancreatic cancer cells (L3.6pl) injected orthotopically into the pancreas of nude mice.

To meet regulatory requirements and to establish the safety profile of SBP-101, we conducted, in rodents and non-rodents, toxicology dose-ranging studies, IND-enabling GLP (good laboratory practice) toxicology studies, and genetic toxicology studies, including an Ames test. Exploratory studies in mice and rats and a GLP-compliant dog toxicology study have also been completed. The relationship between dose and exposure (pharmacokinetics) has been described for three animal species. We have also completed a preclinical Human Ether-a-go-go-related Gene assay to detect any electrocardiographic QTc interval effects (IKr potassium ion channel testing).

In anticipation of the human potential for using SBP-101 in combination therapy with gemcitabine and/or nab-paclitaxel (Abraxane®), we also conducted appropriate nonclinical studies which confirmed the potential value of such combinations, including assessing the comparative efficacy of SBP-101, gemcitabine and nab-paclitaxel in various combinations as shown in Figure 2.

Figure 2.	Evaluation of SBP-101 alone and in combination with gemcitabine and nab-paclitaxel in 6 human pancreatic cancer cell lines

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

Pancreatic Cancer IND

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

Patients in our Phase 1 first-in-human trial underwent regular pancreatic and hepatic enzyme evaluation and obtained periodic chest and abdominal CT follow-up. Patients were also carefully monitored for clinical signs of GI adverse events, but no new onset of exocrine pancreatic insufficiency was attributed to SBP-101 therapy.

In August 2015, the FDA accepted our IND application for our SBP-101 product candidate. We have completed an initial clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase 1, first-in-human, dose-escalation, safety study. Between January 2016 and September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of our Phase 1 trial. Twenty-four of the patients received at least two prior chemotherapy regimens. No drug-related serious adverse events occurred during the first four cohorts. In cohort five, serious adverse events (klebsiella sepsis with metabolic acidosis in one patient, renal and hepatic toxicity in one patient, and mesenteric vein thrombosis with metabolic acidosis in one patient) were observed in three of the ten patients, two of whom exhibited progressive disease at the end of their first cycle of treatment and were determined by the DSMB to be DLTs. Consistent with the study protocol, the DSMB recommended continuation of the study by expansion of cohort 4, one level below that at which DLTs were observed. Four patients were enrolled in this expansion cohort. One patient developed focal pancreatitis at the site of the primary tumor after 2.3 months, but SBP-101 was considered well tolerated below dose level five. The most common drug related adverse events were nausea, vomiting, diarrhea, injection site pain and abdominal pain, which were mostly mild, grades 1 or 2, and are symptoms common in patients with pancreatic cancer. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level.

In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the RECIST, the current standard for evaluating changes in the size of tumors. Eight of the 23 patients (35%) had SD and 15 of 24 (65%) had PD. It should be noted that of the 15 patients with PD, six came from cohorts one and two and are considered to have received less than potentially therapeutic doses of SBP-101. We also noted that 28 of the 29 patients had follow-up blood tests measuring the Tumor Marker CA 19-9 associated with pancreatic ductal adenocarcinoma. Eleven of these patients (39%) had reductions in the CA 19-9 levels, as measured at least once after the baseline assessment. Seven of the remaining 17 patients who showed no reduction in CA 19-9 came from cohorts one and two.

By cohort, stable disease occurred in two patients in cohort 3, two patients in cohort 4 and four patients in cohort 5. The best response outcomes and best median survival were observed in the group of patients who received total cumulative doses of approximately 6 mg/kg (cohort three). Two of four patients (50%) showed SD at week eight. Median survival in this group was 5.9 months, with two patients surviving 8 and 10 months, respectively. By total cumulative dose received, five of twelve patients (42%) who received total cumulative doses between 2.5 mg/kg and 8.0 mg/kg had reductions in the CA19-9 levels, as measured at least once after the baseline assessment. Nine of these patients (67%) exceeded three months of OS, three patients (25%) exceeded nine months of OS and two patients (17%) exceeded one year of OS and were still alive at the end of the study.

Figure 3.	Evaluation of SBP 101 Phase 1Mono-therapy Safety Trial - Median Survival by Cohort

The absence of adverse events which could potentially overlap with adverse events typically observed in the use of conventional chemotherapeutic agents, supports the case for combination of SBP-101 with conventional chemotherapeutic agents, such as gemcitabine, nab-paclitaxel, or even FOLFIRINOX.

Phase 1a/1b Clinical Trial Design (First Line Combination Therapy)

Given the life-threatening nature of pancreatic ductal adenocarcinoma, the limited efficacy of current treatment options, and the long history of failures in pancreatic ductal adenocarcinoma developmental therapeutics, we will attempt to evaluate SBP-101 expeditiously as noted below.

We began enrolling patients in our current first-line clinical trial in June of 2018. This second clinical trial is a Phase 1a/1b study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. We are currently conducting the trial at six study sites (four in Australia and two in the United States). In the Phase 1a portion of this trial, we enrolled in three planned cohorts of four to nine patients with increased dosage levels of SBP-101 administered in the second and third cohorts. We completed enrollment in the 3 planned cohorts of Phase 1a in the fourth quarter of 2019, however, based on preliminary safety findings, a fourth cohort was added to explore an alternate dosing schedule. Enrollment in this 4th cohort was completed in February 2020. Demonstration of adequate safety in Phase 1a has led to a Phase 1b exploration of efficacy, in which we anticipate enrolment of up to thirty-six (36) patients using the recommended dosage level and schedule determined in Phase 1a. We began enrolling in this expansion phase in February 2020.  As of December 31, 2019, preliminary efficacy results from evaluable patients in cohorts 2 and 3 (N=13) showed manageable toxicity, an objective response rate of 62% and a disease control rate of 85%, with several patients still ongoing. Early results from the Phase 1b expansion are expected to become available in the second half of 2020.

Figure 4.	Evaluation of SBP 101 Phase 1a First-line combo-therapy Safety Trial – Best Response Rate

Best Response per Subject – Cohorts 2 and 3, N=13. Best response in evaluable subjects was PR in 8 (62%), SD in 5 (38%). Three subjects did not have post baseline scans with RECIST tumor assessments. Source: Kotasek D, Abstract 710, ASCO GI 2020

Phase 2 Clinical Trial

A randomized Phase 2 study of SBP-101 in combination with two standard chemotherapy agents, gemcitabine and nab-paclitaxel, is expected to follow the Phase 1a/1b safety study providing continued evaluation of safety and efficacy.

If we are able to successfully complete all FDA recommended clinical studies, we intend to seek marketing authorization from the FDA, the EMA (European Union), Ministry of Health and Welfare (Japan) and TGA (Australia). The submission fees may be waived when SBP-101 has been designated an orphan drug in each geographic region, as described under “Orphan Drug Status.”

Total Development Costs

The development of SBP-101 involves a preclinical and a clinical development phase. We have completed our initial preclinical development work for pancreatic cancer and are completing our second Phase 1 clinical trial. Additional clinical trials will be required for FDA or other approvals in foreign jurisdictions if the results of the front-line clinical trial of our SBP-101 product candidate justify continued development. The cost and timing of additional clinical trials is highly dependent on the nature and size of the trials.

Orphan Drug Status

The Orphan Drug Act (“ODA”) provides special status to drugs which are intended for the safe and effective treatment, diagnosis or prevention of rare diseases that affect fewer than 200,000 people in the United States, or that affect more than 200,000 persons but for which a manufacturer is not expected to recover the costs of developing and marketing such a drug. Orphan drug designation has the advantage of reducing drug development costs by: (i) streamlining the FDA’s approval process, (ii) providing tax breaks for expenses related to the drug development, (iii) allowing the orphan drug manufacturer to receive assistance from the FDA in funding the clinical testing necessary for approval of an orphan drug, and (iv) facilitating drug development efforts. More significantly, the orphan drug manufacturer’s ability to recover its investment in developing the drug is also greatly enhanced by the FDA granting the manufacturer seven years of exclusive US marketing rights upon approval. Designation of a product candidate as an orphan drug therefore may provide its sponsor with the opportunity to adopt a faster and less expensive pathway to commercializing its product. We obtained US Orphan Drug Status in 2014 and we intend to submit an application for Orphan Drug Status in Europe, Japan and Australia when we have additional clinical data.

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

Our CMC program is under the direction of Dr. Thomas Neenan, Ph.D., a highly experienced pharmaceutical industry synthetic chemist, who is a founding member of Sun BioPharma, Inc. and our Chief Scientific Officer. Dr. Neenan has commissioned Contract Manufacturing Organizations (“CMOs”), which have improved the process for synthesis of SBP-101, and have produced high-quality compound, chemically identical to that synthesized by Dr. Bergeron at the University of Florida. Dr. Neenan’s completed work includes development, confirmation and documentation of the synthetic chemistry process, analytical purity, reproducibility, stability (shelf-life), degradation products and pharmaceutical formulation and packaging. This work has culminated in adequate supplies of drug to support preclinical work and human clinical trials. Dr. Neenan also leads our preclinical group.

Dr. Anthony L. Kiorpes, Ph.D., D.V.M., is a long-term consultant with the Company. Dr. Kiorpes has responsibility for our toxicology program, a role he has assumed previously for many preclinical projects at other companies. His studies have determined single- and multiple-dose safety profiles in rodent and non-rodent species, enabling improved safety monitoring in the design of clinical trials for SBP-101. Dr. Kiorpes’ results have helped management to predict and prevent potential side effects in humans.

Dr. Michael T. Cullen, M.D., M.B.A, is our founder and Executive Chairman, President and Chief Executive Officer (“CEO”). Dr. Cullen is an experienced drug development specialist with 10 prior NDA approvals and has led our overall Clinical, Regulatory Affairs and Project Management effort, including timeline and budget management, critical path timeline synchronization, IND/HREC/CTN package submissions, management of industry partner collaborative efforts, initial EU Regulatory Affairs planning, and collaboration on oversight of outsourced CMC efforts. Dr. Cullen has recruited additional experienced and talented staff in the positions of statistical analyses, manufacturing operations, clinical operations, clinical research and non-clinical studies.

Dr. Suzanne Gagnon, M.D., is our Chief Medical Officer (“CMO”) and a member of our Board of Directors. Dr. Gagnon is an experienced CMO, having served in that capacity for several private and public companies, including BioPharm/IBAH/Omnicare, ICON, Idis, NuPathe, Luitpold (Daiichi-Sankyo), and Rhone-Poulenc and Rorer (Sanofi) where she helped develop docetaxel, an important chemotherapy agent. Dr. Gagnon assumed the lead in the design and implementation of our clinical trials, recruiting investigators, monitoring the safety of the patients and reporting the findings to the FDA, EMA and TGA, and in medical literature.

Dr. Michael J. Walker is an independent consultant for the Company and works as our Director of Pancreatic Research. Dr. Walker is an accomplished, University of Minnesota and UCLA trained pancreatic surgeon, and is currently a part-time instructor at the University of Minnesota School of Medicine. He was also the recipient of an NIH grant to study SBP-101 in collaboration with colleagues at Cedars Sinai Hospital in Los Angeles.

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

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, immunotherapy, hormone therapy and targeted drug therapy or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may be approved as companion treatments and not be competitive with current therapies. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics and we cannot predict what the standard of care will be as our product candidate progresses through clinical development.

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

Employees

As of December 31, 2019, we had five employees, four of whom were full-time employees. We believe that operational responsibilities can be handled by our current employees and independent consultants. We have historically used, and expect to continue to use, the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers enhances our ability to minimize general and administrative expenses.

Material Agreements

The Standard Exclusive License Agreement (“License Agreement”) dated December 22, 2011, between us and UFRF grants us an exclusive license to the proprietary technology covered by issued United States Patents Nos. US 5,962,533, which expired in February 2016, and US 6,160,022 which expired in July 2019 and Know-How as defined by the License Agreement, with reservations by UFRF for academic or government uses. Under this agreement, we had agreed to pay various royalties, expenses and milestone payments to UFRF. Additionally, pursuant to this agreement, we initially issued to UFRF 80,000 shares of common stock. Anti-dilution protection for UFRF pursuant to this agreement required us to issue additional shares in order for UFRF to maintain its ownership stake at ten percent (10%) of the total number of issued and outstanding shares of our common stock, calculated on a fully diluted basis, until such time as we had received a total of two million dollars ($2,000,000) in exchange for our issuance of equity securities. This requirement was met in 2012, and UFRF is therefore afforded no further anti-dilution protection. Pursuant to this anti-dilution provision, we issued an additional 34,423 shares of common stock to UFRF increasing the total shares of common stock issued to UFRF to 114,423 shares.

The License Agreement was Amended on December 12, 2016 (“First Amendment”) and then again on October 3, 2019 (“Second Amendment”).

Under the Second Amendment all minimum royalty payments and milestone payments defined in the License Agreement were eliminated. In addition, the period of payment royalties was changed to be the shorter of (i) ten (10) years from first commercial sale or (ii) the period of market exclusivity on a country by country basis. UFRF may also terminate this license for standard and similar causes such as material breach of the agreement, bankruptcy, failure to pay royalties and other customary conditions.

The foregoing description of the material terms of the License Agreement, as amended, is qualified by the full text of the License Agreement, and the Second Amendment, both of which are incorporated herein by reference.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including the Investigator’s Brochure, information about product chemistry, manufacturing and controls, potential perceived side effects and risks, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects/patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, pivotal, or Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In many cases the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. After an NDA is approved, a Phase 4 trial may be undertaken to evaluate safety over a long period of time, quality of life or cost effectiveness.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, toxicology, manufacture, controls and any proposed labeling. The cost of preparing and submitting an NDA is substantial, and the fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. Most applications for standard review drug products are reviewed within twelve months from submission; most applications for priority review drugs are reviewed within eight months from submission. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. If priority review is achieved, the FDA’s goal is to take action on the application within six months. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an outside advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of drugs that are (1) intended for the treatment of a serious or life-threatening disease or (2) condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new product candidate may request that the FDA designate the product candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request.

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

Orphan designation may provide manufacturers with benefits such as research grants, tax credits, Prescription Drug User Fee Act (“PDUFA”) application fee waivers and eligibility for orphan drug exclusivity. If a product that has orphan designation subsequently receives the first FDA approval of the active moiety for that disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which for seven years prohibits the FDA from approving another product with the same active ingredient for the same indication, except in limited circumstances. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan drug has exclusivity or obtain approval for the same product but for a different indication for which the orphan drug has exclusivity.

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

Additional Regulations and Environmental Matters

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, and our activities may implicate the privacy provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) and similar state laws, each as amended.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. While we reasonably believe our practices to be in compliance with the Anti-Kickback Statute, our practices may not in all cases meet all the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Affordable Care Act (“ACA”) to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (as further discussed below).

The Civil Monetary Penalties statute authorizes the imposition of severe financial penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.

HIPAA created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for healthcare benefits, items or services.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH) and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians, other specified health care professionals and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians, other specified health care professionals and teaching hospitals and to report annually certain ownership and investment interests held by physicians and other specified health care professionals and their immediate family members. Some states have analogous laws requiring manufacturers to report certain transfers of value to covered individuals and entities.

To distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All our activities are potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, privately managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.  This is also true of Medicare reimbursement, where different vendors process payments, so that coverage by one vendor does not assure that all other vendors will provide coverage. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.  In addition, the United States federal government position on matters related to drug pricing is evolving and uncertain, and any changes could have a material impact on drug pricing generally in the United States, including for our product candidates if approved.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The National Institute for Health and Care Excellence (NICE) in the United Kingdom also requires consideration of cost-benefit analysis. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third- party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Risks Related to Our Business

We are a company with limited history for you to evaluate our business.

We have a limited operating history for you to consider in evaluating our business and prospects. As such, it is difficult for potential investors to evaluate our business.

We have experienced negative cash flows for our operating activities since inception, primarily due to the investments required to commercialize our primary drug candidate, SBP-101. Our financing cash flows historically have been positive due to proceeds from the sale of equity securities and promissory notes issuances. Our net cash used in operating activities was $2.7 million and $2.4 million for the years ended December 31, 2019 and 2018, respectively, and we had working capital of $1.3 million and $0.2 million as of the same dates respectively. Working capital at December 31, 2018 includes $1.3 million of debt discount

Our operations are subject to all the risks, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the pharmaceutical and biotechnology industries in which we compete. Investors should evaluate us considering the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

As a result of our current lack of financial liquidity, we and our auditors have expressed substantial doubt regarding our ability to continue as a “going concern.”

As a result of our current lack of financial liquidity, our auditors’ report for our 2019 financial statements, which is included as part of this report, contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

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

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and adversely impact our business, financial condition or results of operations. We often attend and present clinical updates at various medical and investor conferences throughout the year. The COVID-19 outbreak has caused, and is likely to continue to cause, cancellations or reduced attendance of these conferences and we may need to seek alternate methods to present clinical updates and to engage with the medical and investment communities. The spread of COVID-19 may also slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition and our potential to conduct financings on terms acceptable to us, if at all. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

In January of 2020 Dr. Michael Cullen, our Executive Chairman, President and CEO, announced his intention to resign as CEO of the Company. He intends to continue as the Executive Chairman and is expected to remain an employee of the company focused on drug development. The Company has initiated a search for a new CEO and Dr. Cullen intends to continue to serve as CEO to facilitate a successful transition.

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

●

may disagree with our trial design or our interpretation of data from preclinical studies or clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our trials;

●	may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the manufacturing of our product candidates;

●	may approve our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials;

●	may change its approval policies or adopt new regulations; or

●	may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates.

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

Due to our reliance on third parties to conduct our clinical trials, we are unable to directly control the timing, conduct, expense and quality of our clinical trials, which could adversely affect our clinical data and results and related regulatory approvals.

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

Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. In the United States, the ACA was enacted in 2010 to expand healthcare coverage. Since then, numerous efforts have been made to repeal, amend or administratively limit the ACA in whole or in part. For example, the Tax Cuts and Jobs Act, signed into law by President Trump in 2017, repealed the individual health insurance mandate, which is considered a key component of the ACA. In December 2018, a Texas federal district court struck down the ACA on the grounds that the individual health insurance mandate is unconstitutional, although this ruling has been stayed pending appeal. The ongoing challenges to the ACA and new legislative proposals have resulted in uncertainty regarding the ACA's future viability and destabilization of the health insurance market. The resulting impact on our business is uncertain and could be material.

Efforts to control prescription drug prices could also have a material adverse effect on our business. For example, in 2018, President Trump and the Secretary of the U.S. Department of Health and Human Services (“HHS”) released the "American Patients First Blueprint" and have begun implementing certain portions. The initiative includes proposals to increase generic drug and biosimilar competition, enable the Medicare program to negotiate drug prices more directly and improve transparency regarding drug prices and ways to lower consumers' out-of-pocket costs. The Trump administration also proposed to establish an “international pricing index” that would be used as a benchmark to determine the costs and potentially limit the reimbursement of drugs under Medicare Part B. Among other pharmaceutical manufacturer industry-related proposals, Congress has proposed bills to change the Medicare Part D benefit to impose an inflation-based rebate in Medicare Part D and to alter the benefit structure to increase manufacturer contributions in the catastrophic phase. The volume of drug pricing-related bills has dramatically increased under the current Congress, and the resulting impact on our business is uncertain and could be material.

In addition, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, in 2017, California’s governor signed a prescription drug price transparency state bill into law, requiring prescription drug manufacturers to provide advance notice and explanation for price increases of certain drugs that exceed a specified threshold. Both Congress and state legislatures are considering various bills that would reform drug purchasing and price negotiations, allow greater use of utilization management tools to limit Medicare Part D coverage, facilitate the import of lower-priced drugs from outside the United States and encourage the use of generic drugs. Such initiatives and legislation may cause added pricing pressures on our products.

Changes to the Medicaid program at the federal or state level could also have a material adverse effect on our business. Proposals that could impact coverage and reimbursement of our products, including giving states more flexibility to manage drugs covered under the Medicaid program and permitting the re-importation of prescription medications from Canada or other countries, could have a material adverse effect by limiting our products’ use and coverage. Furthermore, state Medicaid programs could request additional supplemental rebates on our products as a result of an increase in the federal base Medicaid rebate. To the extent that private insurers or managed care programs follow Medicaid coverage and payment developments, they could use the enactment of these increased rebates to exert pricing pressure on our products, and the adverse effects may be magnified by their adoption of lower payment schedules.

Other proposed regulatory actions affecting manufacturers could have a material adverse effect on our business. It is difficult to predict the impact, if any, of any such proposed legislative and regulatory actions or resulting state actions on the use and reimbursement of our products in the United States, but our results of operations may be adversely affected.

Risks Related to Our Intellectual Property

UFRF, our sole licensor, may under certain circumstances terminate our license agreement, which may be required for us to conduct our proposed business.

Our license agreement with UFRF provides it with the right to terminate our agreement upon written notice to us if we do not meet all of our requirements under the license agreement that requires us to file an IND application with the FDA, have a commercial sale of a licensed product within an agreed upon period of time and raise certain amounts of capital. If the license or any other agreement we enter into with UFRF is terminated for any reason, our business may be materially affected.

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

As of December 31, 2019, our directors and executive officers beneficially owned 24.5% of our common stock and together may be able to influence significantly all matters requiring approval by our stockholders. As of the same date, one holder of greater than five percent of our common stock beneficially owned 11.6% and would, along with certain other shareholders, be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The stockholders may have interests that differ from other stockholders, and they may vote in a way with which other stockholders disagree and that may be adverse to the interests of other stockholders. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company, and may affect the market price of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

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

Our common stock may be a “penny stock,” which may make it difficult to sell shares of our common stock.

Our common stock was recently categorized as a “penny stock” as defined in Rule 3a51-1 of the Exchange Act and may be subject to the requirements of Rule 15g-9 of the Exchange Act. Under this rule, broker-dealers who sell penny stocks must, among other things, provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. Under applicable regulations, unless it becomes listed on a national securities exchange, our common stock will generally remain a “penny stock” until such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2 million or average revenues equal to at least $6 million for each of the last three years.

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

As of March 20, 2020, the 30-day average daily trading volume in our common stock was less than 500 shares as reported by OTC Markets Group Inc. If trading in our stock continues at that level, it may be difficult for investors to sell or buy substantial quantities of shares in the public market at any given time at prevailing prices as significant price movement can be caused trading a relatively small number of shares. Accordingly, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. We cannot guarantee that a more liquid market for our common stock will develop.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and cause investors to lose part or all of their investment.

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate more difficult. As of December 31, 2019, we had outstanding options to purchase 1,744,811 shares of our common stock at a weighted-average exercise price of $6.53 per share and outstanding warrants to purchase 3,422,099 shares of common stock at a weighted-average exercise price of $4.45 per share.

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

The protection provided by the federal securities laws relating to forward-looking statements may not apply to us. The lack of this protection could harm us in the event of an adverse outcome in a legal proceeding relating to forward-looking statements made by us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to certain issuers, including penny stock issuers. To the extent our common stock is considered a penny stock, we will not be eligible for the statutory safe harbor included in the Exchange Act of 1934. As a result, we will not have the benefit of this statutory safe harbor protection in the event of certain legal actions based upon forward-looking statements. The lack of this protection in a contested proceeding could harm our financial condition and, ultimately, the value of our common stock.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2019, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and reporting.

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

None.

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

Set forth below are the high and low bid prices for our common stock for each quarter of 2019 and 2018 for which data is available. These bid prices were obtained from OTC Markets Group Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal 2019	High	Low
Fourth Quarter	$5.82	$4.00
Third Quarter	$5.25	$2.25
Second Quarter	$3.00	$2.00
First Quarter	$3.50	$2.10

Fiscal 2018	High	Low
Fourth Quarter	$4.00	$3.25
Third Quarter	$5.75	$3.55
Second Quarter	$7.50	$5.00
First Quarter	$9.00	$4.75

As of March 20, 2020, there were 268 holders of record of our common stock.

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

Overview

We exist for the primary purpose of advancing the commercial development of our proprietary polyamine analogue for pancreatic cancer. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

In August 2015, the Food and Drug Administration (“FDA”) accepted our Investigational New Drug (“IND”) application for our SBP-101 product candidate. We have completed an initial clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase 1, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled 29 patients into six cohorts, or groups, in the dose-escalation phase of this Phase 1 trial. Twenty-four of the patients received at least two prior chemotherapy regimens. No drug-related serious adverse events occurred during the first four cohorts. In cohort five, serious adverse events (klebsiella sepsis with metabolic acidosis in one patient, renal and hepatic toxicity in one patient, and mesenteric vein thrombosis with metabolic acidosis in one patient) were observed in three of the ten patients, two of whom exhibited progressive disease at the end of their first cycle of treatment and were determined by the Data Safety Monitoring Board (“DSMB”) to be dose-limiting toxicities (“DLTs”). Consistent with the study protocol, the DSMB recommended continuation of the study by expansion of cohort 4, one level below that at which DLTs were observed. Four patients were enrolled in this expansion cohort. One patient developed focal pancreatitis at the site of the primary tumor after 2.3 months, but otherwise SBP-101 was considered well tolerated below dose level five. The most common drug related adverse events were nausea, vomiting, diarrhea, injection site pain and abdominal pain, which were mostly mild, grades 1 or 2, and are symptoms common in patients with pancreatic cancer. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level.

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

By cohort, stable disease occurred in two patients in cohort 3, two patients in cohort 4 and four patients in cohort 5. The best response outcomes and best median survival were observed in the group of patients who received total cumulative doses of approximately 6 mg/kg (cohort 3). Two of four patients (50%) showed SD at week eight. Median survival in this group was 5.9 months, with two patients surviving 8 and 10 months, respectively. By total cumulative dose received, 5 of 12 patients (42%) who received total cumulative doses between 2.5 mg/kg and 8.0 mg/kg had reductions in the CA19-9 levels, as measured at least once after the baseline assessment. Nine of these patients (67%) exceeded 3 months of overall survival (“OS”), three patients (25%) exceeded 9 months of OS and two patients (17%) exceeded 1 year of OS and were still alive at the end of the study. This study was conducted at clinical sites in both Australia and the United States. With the approval of the DSMB, we cancelled the Phase 1b portion of the first-in-human monotherapy study in order to evaluate SBP-101 as front line, combination chemotherapy in pancreatic cancer patients.

We began enrolling patients in our second clinical trial in June of 2018. This second clinical trial is a Phase 1a/1b study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. We are currently conducting the trial at six study sites (four in Australia and two in the United States). In the Phase 1a portion of this trial, we have completed enrollment in the fourth quarter of 2019 of three cohorts of four to nine patients with increased dosage levels of SBP-101 administered in the second and third cohorts and completed enrollment in February of 2020 in a fourth cohort to explore an alternate dosing schedule. Demonstration of adequate safety in Phase 1a allowed us to promptly begin enrollment in February 2020 in the Phase 1b exploration of efficacy. We plan to enroll up to 36 patients using the recommended dosage level and schedule determined in Phase 1a. Early results from the Phase 1b expansion could become available in the second half of 2020.

We estimate that completion of our Phase 1b clinical trial in PDA will require additional funding of approximately $4 to 6 million.

Additional clinical trials will be required for FDA or other country approvals if the results of the front-line clinical trial of our SBP-101 product candidate justify continued development. The cost and timing of additional clinical trials is highly dependent on the nature and size of the trials; however, it is estimated that the next steps in the approval process could cost between $20 and $40 million.

Financial Overview

We have incurred losses of $41.3 million since our inception in 2011. For the year ended December 31, 2019, we incurred a net loss of $6.2 million, which includes a non-cash charge of $2.1 million related to the amortization of the debt discount on $2.1 million of convertible notes which converted to common stock during the year. We also incurred negative cash flows from operating activities of $2.7 million for this period. We expect to incur substantial losses, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our $1.0 million increase in cash compared to December 31, 2018 was primarily due to $3.8 aggregate proceeds from equity and debt offerings completed during 2019, offset in part by cash used in operations.

In August 2019, we received a research and development tax incentive payment from the government of Australia related to the research activities of our Australian subsidiary during 2018. The incentive payment received was approximately $376,000.

As of December 31, 2019, we had cash of $2.4 million, working capital of $1.3 million and stockholders’ equity of $1.4 million. This is not expected to be sufficient to sustain operations through December 31, 2020.

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

If we are unable to obtain additional financing when needed, we would need to scale back our operations taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff or staff compensation, significantly modify or delay the development of our SBP-101 product candidate, license to third parties the rights to commercialize our SBP-101 product candidate for pancreatic cancer or other applications that we would otherwise seek to pursue, or cease operations.

Key Components of Our Results of Operations

General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries, benefits and other costs, including stock-based compensation, for our executive and administrative personnel; legal and other professional fees; travel, insurance and other corporate costs.

Research and Development Expenses

Since our inception, we have focused our activities on the development of SBP-101, our initial product candidate, for the treatment of pancreatic cancer. We expense both internal and external research and development costs as incurred. Research and development costs include expenses incurred in the conduct of our human clinical trials, for third-party service providers performing various testing and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of the SBP-101 compound for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our SBP-101 product candidate; personnel costs, including salaries, benefits and stock-based compensation; and costs to license and maintain our licensed intellectual property. During 2019 and 2018, research and development expenditures were focused primarily on costs related to the execution our current Phase 1a /1b front line clinical trial.

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

We grant options to employees and non-employees, including our directors. Grants made to new employees are awarded on a case by case basis. Option grants to employees generally vest annually over three years from the date of grant. Options granted to our non-employee directors generally vest over one-year from the date of grant. Options granted to other non-employees generally vest over three years. Options issued to employees and non-employees generally have a maximum term of ten years.

Option grants to non-employees have been made in conjunction with their service as advisors to us. Certain of these advisors have also purchased shares of stock in our private placement offerings, but none beneficially own 5% or more of our outstanding common stock.

Research and Development Costs

We charge research and development costs, including clinical trial costs, to expense when incurred. Our human clinical trials are, and will be, performed at clinical trial sites and are administered jointly by us with assistance from CROs. Costs of setting up clinical trial sites are accrued upon execution of the study agreement. Expenses related to the performance of clinical trials generally are accrued based on contracted amounts and the achievement of agreed upon milestones, such as patient enrollment, patient follow-up, etc. We monitor levels of performance under each significant contract, including the extent of patient enrollment and other activities through communications with the clinical trial sites and CROs, and adjust the estimates, if required, on a quarterly basis so that clinical expenses reflect the actual effort expended at each clinical trial site and by each CRO.

Results of Operations

Comparison of the Results of Operations (in thousands) for the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018	Percent Change
Operating Expenses
General and administrative	$1,973	$2,108	-6.4%
Research and development	2,349	1,783	31.7%
Total operating expenses	4,322	3,891	11.1%

Other expenses, net	(2,293)	(2,268)	1.1%
Income tax benefit	415	254	63.4%

Net Loss	$(6,200)	$(5,905)	5.0%

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through December 31, 2019 vest based upon time-based and performance conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018
General and administative	$695	$1,497
Research and development	398	876
Total Stock based compensation	$1,093	$2,373

General and administrative expense

G&A expenses decreased 6.4% to $2.0 million in 2019, down from $2.1 million in 2018. The decrease in G&A expenses is primarily the result of fewer staff members in the year offset in part by increased legal fees and franchise tax expense.

Research and product development expense

Our R&D expenses increased 31.7% to $2.3 million in 2019, up from $1.8 million in 2018. The increase in R&D expenses resulted primarily from an increase in spending on manufacturing of SBP 101 for use in our clinical studies. As we expand our clinical studies it is expected that R&D will continue to increase.

Other expense, net

Other expense, net, was $2.3 million for both years ended December 31, 2019 and 2018. In 2019, these expenses were primarily the amortization of the debt discount on the 2018 Notes which converted on June 30, 2019. In 2018, these expenses were primarily the amortization of the debt discount on the 2017 Notes which converted in 2018.

Income tax benefit

Income tax benefit increased to $415,000 in 2019, up from $254,000 in 2018. Our income tax benefit is derived primarily from refundable tax incentives associated with our R&D activities conducted in Australia. The current year increase reflects an increase in the costs eligible for the Australian R&D tax incentive.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2019 and 2018 and for each of fiscal years ended December 31, 2019 and 2018, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	December 31,
	2019	2018
Cash	$2,449	$1,405
Working capital (deficiency)	$1,334	$217	*

* includes $1,289 of debt discount

Cash Flow Data	Year Ended December 31,
	2019	2018
Cash Provided by (used in):
Operating Activities	$(2,739)	$(2,387)
Investment Activities	-	-
Financing Activities	3,784	3,643
Effect of exchange rate changes on cash	(1)	(3)
Net increase in cash	$1,044	$1,253

Working Capital

Our total cash resources were $2.4 million as of December 31, 2019, compared to $1.4 million as of December 31, 2018. As of December 31, 2019, we had $1.8 million in current liabilities and working capital of $1.3 million. As of December 31, 2018, we had $1.6 million in current liabilities and working capital of $0.2 million (includes $1.3 million of debt discount). Working capital is calculated as current assets less current liabilities.

On June 30, 2019 the principal balance and accrued interest on promissory notes payable by us were converted into common stock per the terms of the underlying promissory notes, resulting in the issuance of 651,758 shares of common stock.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.7 million during 2019, compared to $2.4 million during 2018. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities. In the years ended December 31, 2019 and 2018 respectively, the net loss was offset by a non-cash charge of $2.0 million and $1.8 million related to the amortization of the discount on convertible notes payable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.8 million for the years ended December 31, 2019 which was comprised primarily of net proceeds from the sale of common stock and warrants ($3.2 million) and the sale of the convertible promissory notes and warrants ($0.8 million). During the year ended December 31, 2018, net cash provided by financing activities was $3.6 million which resulted from net proceeds received in the sale of common stock and warrants and the sale of convertible promissory notes.

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

As of December 31, 2019, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

Indebtedness

As of December 31, 2019, we had a balance of $0.7 million due under an unsecured, non-interest-bearing promissory note. This balance is scheduled to become due on the earlier of December 31, 2020 or when the Company is listed on a national exchange. We also had a balance of $116,000 due under an unsecured loan that accrues annual interest of 4.125% and is scheduled to mature on December 31, 2020. We commenced monthly payments of principal and interest on that loan totaling $10,000 on May 1, 2018.

Issuance of Common Stock and Warrants during 2019

In closings occurring in August, September and October of 2019, we issued an aggregate of 909,209 shares of our common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock pursuant to closings under securities purchase agreements. Total proceeds from the sales of common stock and warrants was approximately $3.2 million, of this approximately $240,000 was received from officers and directors of the Company. The warrants issued under these purchase agreements are exercisable for a period of five years from the date of issuance at an initial exercise price of $4.00 per share.

Issuances of Convertible Notes during 2019 and 2018 and Conversion of Notes in 2019

In December of 2018 and January of 2019, we sold convertible promissory notes (the “2018 Notes”) and warrants to purchase common stock for gross proceeds of $2.2 million. The 2018 Notes were scheduled to mature on June 30, 2019 and bore an interest at a rate of 10.0% per year. The 2018 Notes had a mandatory conversion of all principal and interest into common stock on the earlier of (1) June 30, 2019 or (2) the date the Company received gross proceeds of at least $6.0 million from the sale of equity securities (subject to certain exclusions). The stated conversion rate was $3.50 per share. In addition to the 2018 Notes, investors received a Warrant to purchase two shares of common stock for every $3.50 principal amount of 2018 Notes purchased. In total, warrants to purchase up to 1,243,498 shares of common stock were issued in the December and January closings. The exercise price of each warrant is $4.50 per share and they are exercisable until the 5-year anniversary of the dates of issuance. The warrants had a fair market value of $2.5 million upon issuance. After assigning the relative value of the warrants to the proceeds of the notes it was determined that the 2018 Notes contained a beneficial conversion feature with an aggregate intrinsic value of approximately $0.9 million. Both the relative value of the warrants and the beneficial conversion feature were recorded as a debt discount which was fully amortized through interest expense over the life of the 2018 Notes. On June 30, 2019, all $2.2 million aggregate principal balance of Notes outstanding plus $105,000 of accrued interest was converted at a conversion rate of $3.50 per share of common stock into 651,758 shares of common stock.

Future Capital Requirements

We require additional funds to continue our operations and execute our business plan, including completing our current Phase 1 clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. We believe that our existing cash, will be sufficient to fund our operating expenses through the second quarter of 2020.

If we are unable to obtain additional financing when needed, we would need to scale back our operations taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff or staff compensation, significantly modify or delay the development of our SBP-101 product candidate, license to third parties the rights to commercialize our SBP-101 product candidate for pancreatic cancer or other applications that we would otherwise seek to pursue, or cease operations.

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

License Agreement

Pursuant to our exclusive license agreement with UFRF, which was last amended on October 4, 2019, we are required to pay royalties ranging from 2.5% to 5% of net sales of licensed products developed from the licensed technology for the shorter of: ten (10) years from the first commercial sale of a licensed product or the period of market exclusivity on a country by country basis. The latest amendment eliminated all future milestone payments. But the Company remains committed to pay an annual license maintenance fee of $10,000.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the significant deficiency related to insufficient accounting personnel discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the processes designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets.

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors, and

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2019, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

None.

PART III

Certain information required by Part III will be incorporated by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2020 (the “Proxy Statement”), which we expect to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2019. Except for those portions specifically incorporated in this annual report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this annual report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing under the headings “Proposal No. 1 – Election of Directors,” “Security Ownership of Principal Stockholders and Management,” and, if applicable, “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated into this Item by reference.

Information about our Executive Officers

Michael T. Cullen, M.D., M.B.A., age 74, has served as Executive Chairman of the board and as a director of our Company since its co-founding in November 2011 and as President and Chief Executive Officer since October 2018. Dr. Cullen brings 30 years of pharmaceutical experience to our Company, including expertise in working with development-stage companies in planning, designing and advancing drug candidates from preclinical through clinical development. He previously served as our Chief Medical Officer and President from November 2011 to June 2015. Dr. Cullen provided due diligence consulting to the pharmaceutical industry from 2009 to 2011, after one year in transition consulting to Eisai Pharmaceuticals. He developed several oncology drugs as Chief Medical Officer for MGI Pharma Inc. from 2000 to 2008, and previously at G.D. Searle, SunPharm Corporation, and as Vice President for Clinical Consulting at IBAH Inc., the world’s fifth largest contract research organization, where he provided consulting services on business strategy, creating development plans, regulatory matters and designing clinical trials for several development stage companies in the pharmaceutical industry. Dr. Cullen was also a co-founder and Chief Executive Officer of IDD Medical, a pharmaceutical start-up company. Dr. Cullen joined 3M Pharmaceuticals in 1988 and contributed to the development of cardiovascular, pulmonary, rheumatology and immune-response modification drugs. Over the course of his career Dr. Cullen has been instrumental in obtaining the approval of ten drugs, including three since 2004: Aloxi®, Dacogen® and Lusedra®. Board-certified in Internal Medicine, Dr. Cullen practiced from 1977 to 1988 at Owatonna Clinic, Owatonna, MN, where he served as president. Dr. Cullen earned his MD and BS degrees from the University of Minnesota and his MBA from the University of St. Thomas and completed his residency and Board certification in Internal Medicine through the University of North Carolina in Chapel Hill and Wilmington, NC.

Susan Horvath, age 60, has served as our Vice President and Chief Financial Officer since April 2018. Ms. Horvath has held both finance and operating positions within pharmaceutical, healthcare and consumer organizations. In addition to her position with the Company, Ms. Horvath sits on the board of directors and provides financial consulting services for Photonic Pharma, LLC, a privately held company focused on efficiencies in early stage drug discovery. Prior to joining the Sun BioPharma team Ms. Horvath served as Chief Financial Officer of Eyebobs, LLC, a private company focused on eyewear for corrective vision, from December 2016 to January 2018; Vice President and Chief Financial Officer of Tenacious Holdings, Inc. (d/b/a ergodyne) a privately held, safety products company, from January 2014 to December 2016; Chief Financial Officer and Vice President of Human Resources at Healthsense, Inc., a next generation technology (SaaS) and remote monitoring company focused on providing safety and improving quality of life while reducing overall costs of healthcare for seniors and fragile adults, from August 2011 to February 2014; Chief Financial Officer, Vice President of Operations & Human Resources of Hemosphere, Inc., an early commercialization stage medical device company, from July 2008 to December 2010; and Vice President & Team Leader International of CNS, Inc, a publicly traded consumer health care products company focused on the development and marketing of strong consumer brands, from November 2004 to March 2007. Ms. Horvath holds a Bachelor of Science degree in Accounting from the University of Illinois, Champaign, and is a Certified Management Accountant and Certified Public Accountant, inactive.

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

(3) Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended through November 8, 2017 (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed November 15, 2017)
3.2	Bylaws, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.2 to quarterly report on Form 10-Q for quarter ended June 30, 2016)
4.1+	Description of Securities
4.3	Form of Common Stock Warrant issued prior to September 2015 (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed September 11, 2015)
4.4	Form of Common Stock Warrant issued June through September 2016 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 14, 2016)
4.6	Form of Common Stock Warrant issued February through May 2018 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed February 26, 2018)
4.7	Form of Convertible Promissory Note issued December 2018 and January 2019 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed December 28, 2018)
4.8	Form of Common Stock Warrant issued December 2018 and January 2019 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed December 28, 2018)
4.9	Common Stock Warrant issued April 2, 2019 (incorporated by reference to Exhibit 10.3 to quarterly report on Form 10-Q for quarter ended March 31, 2019)
4.9	Form of Common Stock Warrant issued August through October 2019 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed August 29, 2019)
10.1*	2011 Stock Option Plan, as amended through January 1, 2015 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 11, 2015)
10.2*	Form of Incentive Stock Option Agreement for awards under 2011 Plan (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed September 11, 2015)

Exhibit No.	Description
10.3*	Form of Non-Qualified Stock Option Agreement for awards under 2011 Plan (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed September 11, 2015)
10.4*	2016 Omnibus Incentive Plan, as amended through March 14, 2018 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 20, 2018)
10.5*	Form of Incentive Stock Option Agreement for awards under 2016 Plan (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for quarter ended June 30, 2016)
10.6*	Form of Non-Qualified Stock Option Agreement for awards under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to quarterly report on Form 10-Q for quarter ended June 30, 2016)
10.7*

Form of Performance-Based Stock Option Agreement for awards under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to annual report on Form 10-K for fiscal year ended December 31, 2016)

10.8*	Form of Indemnification Agreement with non-employee directors (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed September 11, 2015)
10.9**

Standard Exclusive License Agreement with University of Florida Research Foundation, Inc., dated December 22, 2011 (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed September 11, 2015)

10.10+	Form of First Amendment to License Agreement with University of Florida Research Foundation, Inc. dated December 12, 2016
10.11

Second Amendment to License Agreement with University of Florida Research Foundation, Inc., dated October 3, 2019 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 9, 2019)

10.12*	Employment Agreement with Michael T. Cullen, dated December 2, 2015 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed December 4, 2015)
10.13*	First Amendment to Employment Agreement with Michael T. Cullen, dated September 12, 2016 (incorporated by reference to Exhibit 10.17 to registration statement on Form S-1filed September 16, 2016)
10.14*	Second Amendment to Employment Agreement with Michael T. Cullen, dated October 1, 2017 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 13, 2017)
10.15*

Waiver and Third Amendment to Employment Agreement with Michael T. Cullen, effective as of February 27, 2018 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 5, 2018)

10.16*	Employment Agreement with Suzanne Gagnon, dated December 2, 2015 (incorporated by reference to Exhibit 10.9 to annual report on Form 10-K for fiscal year ended December 31, 2015)
10.17*	First Amendment to Employment Agreement with Suzanne Gagnon, dated September 12, 2016 (incorporated by reference to Exhibit 10.20 to registration statement on Form S-1 filed September 16, 2016)
10.18*	Second Amendment to Employment Agreement with Suzanne Gagnon, dated October 1, 2017 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed October 13, 2017)
10.19*	Waiver and Third Amendment to Employment Agreement with Suzanne Gagnon, effective as of February 27, 2018 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed March 5, 2018)
10.20*	Employment Agreement with Susan Horvath, dated April 17, 2018 (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for quarter ended March 31, 2018)
10.21	Form of Securities Purchase Agreement, dated December 21 and 31, 2018, January 14, 25, and 31, 2019 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed December 28, 2018)

Exhibit No.	Description
10.22+	Seed Capital Accelerator Loan Agreement and Seed Capital Loan Note dated October 26, 2012
10.23

First Amendment to Seed Capital Accelerator Loan Agreement and Seed Capital Loan Note dated October 13, 2017 (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for quarter ended March 31, 2019)

10.24

Second Amendment to Seed Capital Accelerator Loan Agreement and Seed Capital Loan Note dated April 5, 2019 (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q for quarter ended March 31, 2019

10.25+	Third Amendment to Seed Capital Accelerator Loan Agreement and Seed Capital Loan Noted dated December 31,2019
10.26	Form of Securities Purchase Agreement dated August 23, 31 and September 20, 2019 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed August 29, 2019)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to annual report on Form 10-K for the fiscal year ended December 31, 2016)
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Powers of Attorney
31.1+	Chief Executive Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Chief Financial Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

+	Filed herewith
++	Furnished herewith
*	Management compensatory plan or arrangement required to be filed as an exhibit to this report.
**	Portions of exhibit omitted pursuant to order granting confidential treatment issued by the Securities and Exchange Commission.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2020.

SUN BIOPHARMA, INC.
By:	/s/ MICHAEL T. CULLEN
Michael T Cullen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2020.

/s/ MICHAEL T. CULLEN	/s/ SUSAN HORVATH
Michael T. Cullen, President, Chief Executive Officer and Executive Chairman and Director (Principal Executive Officer)	Susan Horvath, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

*	*
Suzanne Gagnon, Director	Jeffrey S. Mathiesen, Director

*	*
Paul W. Schaffer, Director	D. Robert Schemel, Director

*
Arthur J. Fratamico, Director

*

Michael T Cullen, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ MICHAEL T. CULLEN
Michael T. Cullen, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sun BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sun Biopharma, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida
March 24, 2020

Sun BioPharma, Inc.
Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$2,449	$1,405
Prepaid expenses and other current assets	283	110
Income tax receivable	361	332
Total current assets	3,093	1,847
Other noncurrent assets	51	51
Total assets	$3,144	$1,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$597	$1,064
Accrued expenses	304	216
Convertible notes payable, net of debt discounts	-	64
Term debt, current portion	116	286
Unsecured promissory note payable	742	-
Total current liabilities	1,759	1,630
Total liabilities	1,759	1,630

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of December 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 6,631,308 and 5,077,483 shares issued and outstanding, as of December 31, 2019 and December 31, 2018, respectively	7	5
Additional paid-in capital	42,331	35,038
Accumulated deficit	(41,258)	(35,058)
Accumulated comprehensive income	305	283
Total stockholders' equity	1,385	268
Total liabilities and stockholders' equity	$3,144	$1,898

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Operating expenses:
General and administrative	$1,973	$2,108
Research and development	2,349	1,783
Operating loss	(4,322)	(3,891)

Other (expense) income:
Grant income	-	54
Interest expense	(2,194)	(1,814)
Other expense	(99)	(508)
Total other expense	(2,293)	(2,268)

Loss before income tax benefit	(6,615)	(6,159)

Income tax benefit	415	254

Net loss	(6,200)	(5,905)
Foreign currency translation adjustment	22	448
Comprehensive loss	$(6,178)	$(5,457)

Basic and diluted net loss per share	$(1.09)	$(1.27)
Weighted average shares outstanding - basic and diluted	5,700,314	4,662,080

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)

Balances as of January 1, 2018	3,842	$4	$25,625	$(29,153)	$(165)	$(3,689)
Sale of common stock and warrants	485	-	2,328	-	-	2,328
Beneficial conversion feature	-	-	716	-	-	716
Conversion of convertible notes payable and accrued interest into common stock and warrants	751	1	3,257	-	-	3,258
Warrants issued with sale of convertible notes payable	-	-	739	-	-	739
Stock-based compensation	-	-	2,373	-	-	2,373
Net loss	-	-	-	(5,905)	-	(5,905)
Foreign currency translation adjustment	-	-	-	-	448	448
Balances as of December 31, 2018	5,078	$5	$35,038	$(35,058)	$283	$268
Beneficial conversion feature on convertible notes payable	-	-	353	-	-	353
Warrants issued with sale of convertible notes payable	-	-	419	-	-	419
Conversion of convertible notes payable and accrued interest into common stock	651	1	2,280	-	-	2,281
Common stock converted into convertible notes payable	(7)	-	(25)	-	-	(25)
Sale of common stock and warrants	909	1	3,159	-	-	3,160
Warrants issued in exchange for modification of term debt	-	-	14	-	-	14
Stock-based compensation	-	-	1,093	-	-	1,093
Net loss	-	-	-	(6,200)	-	(6,200)
Foreign currency translation adjustment	-	-	-	-	22	22
Balances as of December 31, 2019	6,631	$7	$42,331	$(41,258)	$305	$1,385

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,200)	$(5,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,093	1,279
Amortization of debt discount	2,066	1,732
Amortization of debt issuance costs	12	9
Non-cash interest expense	102	4
Changes in operating assets and liabilities:
Income tax receivable	(31)	50
Prepaid expenses and other current assets	(174)	25
Accounts payable	301	360
Accrued liabilities	92	59
Net cash used in operating activities	(2,739)	(2,387)

Cash flows from financing activities:
Proceeds from the sale of convertible promissory notes and warrants, net of debt issuance costs of $7 and $5 respectively	810	1,329
Proceeds from sale of common stock and warrants, net of offering costs of $16 and $27 respectively	3,160	2,328
Repayment of demand note	(25)	-
Repayments of term debt	(161)	(14)
Net cash provided by financing activities	3,784	3,643

Effect of exchange rate changes on cash	(1)	(3)

Net change in cash	1,044	1,253
Cash at beginning of period	1,405	152
Cash at end of period	$2,449	$1,405

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$14	$67

Supplemental disclosure of non-cash transactions:
Beneficial conversion feature on convertible notes	$353	$716
Warrants issued with convertible notes	$419	$739
Warrants issued in exchange for modification of term debt	$14	$-
Common stock converted into convertible notes payable	$(25)	$-
Conversion of convertible notes payable and accrued interest into common stock and warrants	$-	$3,258
Conversion of convertible notes payable and accrued interest into common stock	$2,281	$-
Issuance of unsecured promissory note in exchange for vendor accounts payable	$742	$-
Options granted in exchange for release from contingent payment obligations	$-	$1,094

See accompanying notes to consolidated financial statements.

Sun BioPharma, Inc.
Notes to Consolidated Financial Statements

1.	Business

Sun BioPharma, Inc. and its wholly owned subsidiary Sun BioPharma Australia Pty Ltd. (collectively “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”). Sun BioPharma, Inc. was incorporated under the laws of the State of Delaware on September 21, 2011. Sun BioPharma Australia Pty Ltd was established on May 24, 2013 and incorporated under the laws of Australian Securities and Investments Commission.

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

We have incurred losses of $41.3 million since our inception in 2011. For the year ended December 31, 2019 we incurred a net loss and negative cash flows from operating activities of $6.2 million and $2.7 million, respectively. We expect to incur substantial losses for the foreseeable future, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and the clinical development of our primary product candidate, SBP-101. As of December 31, 2019, we had cash of $2.4 million, working capital of $1.3 million and stockholders’ equity of $1.4 million. The Company’s principal sources of cash have included the issuance of convertible debt and equity securities.

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

If we are unable to obtain additional financing when needed, we would need to scale back our operations taking actions that may include, among other things, reducing use of outside professional service providers, reducing staff or staff compensation, significantly modify or delay the development of our SBP-101 product candidate, license to third parties the rights to commercialize our SBP-101 product candidate for pancreatic cancer or other applications that we would otherwise seek to pursue, or cease operations.

In closings occurring in August, September and October 2019 the Company sold 909,209 shares of common stock and an equal number of warrants to purchase common stock in a private placement to certain accredited investors pursuant to a Securities Purchase Agreement. Net proceeds from these sales totaled approximately $3.2 million. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $4.00.

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

Principles of consolidation

The accompanying Consolidated Financial Statements include the assets, liabilities and expenses of Sun BioPharma, Inc. and our wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Debt issuance costs

Costs associated with the issuance of debt instruments are presented as a direct deduction from the carrying amount of the related debt. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the term of the debt agreements and are included in interest expense.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates, for each of the jurisdictions in which the Company operates, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2019 and 2018. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations and Comprehensive Loss.

Foreign currency translation

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive gain (loss) in the Consolidated Statements of Operations and Comprehensive Loss. During the years ended December 31, 2019 and 2018, any reclassification adjustments from accumulated other comprehensive gain to operations were inconsequential.

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

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	December 31,
	2019	2018
Employee and non-employee stock options	1,744,811	1,032,211
Estimated common shares issuable upon conversion of notes payable and accrued interest	-	383,947
Common stock issuable under common stock purchase warrants	3,422,099	2,035,197
	5,166,910	3,451,355

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee stock-based payment transactions. This ASU was adopted by the Company effective for the fiscal year beginning January 1, 2019. Historically, the ultimate stock-based compensation related to non-employee common stock options would fluctuate based on changes in the underlying option pricing model as the awards vest. Under the new guidance, the total compensation cost of non-employee options is determined at grant date. The Company has evaluated the impact of this new guidance on its financial statements and has determined that it will affect how the Company records stock-based compensation related to common stock options and other equity-based compensation, if any, granted to non-employees in the future.

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

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Clinical trial and related expenses	$147	$42
Professional services	125	157
Other	32	17
Total accrued liabilities	$304	$216

6.	Indebtedness

2018 Convertible notes payable

In December of 2018 and January of 2019, we sold convertible promissory notes (the “2018 Notes”) and warrants to purchase common stock for gross proceeds of $2.2 million. The 2018 Notes were scheduled to matured on June 30, 2019 and bore an interest at a rate of 10.0% per year. The 2018 Notes had a mandatory conversion of all principal and interest into common stock on the earlier of (1) June 30, 2019 or (2) the date the Company receives gross proceeds of at least $6.0 million from the sale of equity securities (subject to certain exclusions). The stated conversion rate was $3.50 per share. In addition to the 2018 Notes, investors received a Warrant to purchase two shares of common stock for every $3.50 principal amount of 2018 Notes purchased. In total, warrants to purchase up to 1,243,498 shares of common stock were issued in the December and January closings. The exercise price of each warrant is $4.50 per share and they are exercisable until the 5-year anniversary of the dates of issuance. The warrants had a fair market value of $2.5 million upon issuance. After assigning the relative value of the warrants to the proceeds of the notes it was determined that the 2018 Notes contained a beneficial conversion feature with an aggregate intrinsic value of approximately $0.9 million. Both the relative value of the warrants and the beneficial conversion feature were recorded as a debt discount which was fully amortized through interest expense over the life of the 2018 Notes. On June 30, 2019, all $2.2 million aggregate principal balance of Notes outstanding plus $105,000 of accrued interest was converted at a conversion rate of $3.50 per share of common stock into 651,758 shares of common stock per the terms of the Notes.

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

The following table sets forth the changes in convertible notes payable during the year ended December 31, 2019 (in thousands):

	Convertible Notes Payable
	Principal	Accrued Interest
Balances at January 1, 2019	$1,359	$2
Aggregate principal value of notes sold	816	-
Accrued Interest on notes	-	103
Aggregate principal value of notes and accrued interest converted into common stock	(2,175)	(105)
	-	-
Balances at December 31, 2019	$-	$-

Term debt

On October 26, 2012, we entered into an unsecured loan agreement (the “Agreement”) with the Institute for Commercialization of Public Research, Inc. (the “Institute”). Under the terms of the agreement, we borrowed $300,000 at a fixed interest rate of 4.125%. No principal or interest payments were due until the maturity date, October 26, 2017, unless a mandatory repayment event occurred. Effective October 26, 2017, we entered into an amendment to our unsecured loan agreement with the Institute. Under the terms of the amendment, the maturity date of the note was extended to May 1, 2019 with monthly payments of $10,000 beginning on May 1, 2018 with the remaining balance due in full on May 1, 2019. Effective April 5, 2019 the terms of our unsecured loan (the “Term Debt”) payable to the Institute were amended again to extend the maturity date from May 1, 2019 to December 31, 2019. The Institute agreed to the amendment in exchange for a warrant to purchase 5,555 shares of common stock at an exercise price of $4.50. The warrant expires five years from issuance. On December 16, 2019 the Institute again modified the terms of repayment. In exchange for a payment $50,000 payable on December 31, 2019 and a warrant to purchase 5,000 shares of common stock at an exercise price of $4.00 the maturity date of the loan was extended from December 31, 2019 to December 31, 2020. The total fair market value of the warrants issued for both amendments was calculated at $14,000 and was recorded as a discount to the debt, which will be amortized over the remaining period until maturity of the debt. The amendment requires the continuation of monthly payments of principal and interest totaling $10,000 with monthly payments applied first to accrued and unpaid interest. The unpaid principal balance, net of unamortized debt discount, at December 31, 2019 was $116,000.

7.	Commitments and Contingencies

License agreement

On December 22, 2011, we entered into an exclusive license agreement with the University of Florida research Foundation (“UFRF”). This license agreement was amended on first of December 12, 2016 (“First Amendment”) and again on October 3, 2019 (“Second Amendment”). The license agreement requires the Company to pay royalties to UFRF ranging from 2.5% to 5% of net sales of licensed products developed from the licensed technology. The Second Amendment eliminated all minimum annual royalties and modified the duration of royalty payments to the shorter of (1) ten years from first commercial sale of licensed products or (2) the expiration of the period of regulatory exclusivity on a country by country basis. All future milestone payments contemplated in the original agreement were eliminated in the Second Amendment.

The amended license agreement remains subject to customary and usual termination provisions. The Company must also pay an annual license maintenance fee of $10,000. Accordingly, we recorded $10,000 as a license expense in the accompanying 2019 and 2018 Consolidated Statements of Operations and Comprehensive Loss.

8.	Stockholders’ Equity (Deficit)

2019 Private placement

On closings occurring in August, September and October of 2019, we issued an aggregate of 909,209 shares of our common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock pursuant to closings under 2019 Securities Purchase Agreements. Total proceeds from the sale of common stock and warrants was approximately $3.2 million, of which $240,000 was received from directors and officers of the Company or its subsidiary. The warrants issued under the 2019 Purchase Agreement will be exercisable for a period of five years from the date of issuance at an exercise price of $4.00 per share See Note 4, titled “Liquidity and Management’s Plans”.

2018 Private placement

On February 20, 2018, we entered into a Securities Purchase Agreement (the “2018 Purchase Agreement”) with certain accredited investors and completed an initial closing on the same date. Pursuant to the initial closing and two subsequent closings in March and May of 2018, we sold a total of 468,200 shares of common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock. The warrants issued under the 2018 Purchase Agreement will be exercisable for a period of three years from the date of issuance at an exercise price of $5.00 per share. We received aggregate gross proceeds totaling approximately $2.3 million pursuant to private placements under the 2018 Purchase Agreement, of which $125,000 was received from directors and officers of the Company or its subsidiary. As of December 31, 2019, 468,200 warrants remained outstanding.

Shares reserved

Shares of common stock reserved for future issuance were as follows as of December 31, 2019:

Stock options outstanding	1,744,811
Shares available for grant under equity incentive plan	19,549
Common shares issuable under outstanding common stock purchase warrants	3,422,099
5,186,459

9.	Stock-Based Compensation

2016 Omnibus Incentive Plan

Stock-based awards are granted under the Sun BioPharma, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. A total of 1,500,000 shares of common stock were initially reserved for issuance under the 2016 Plan. As of December 31, 2019, options to purchase 1,480,451 shares of common stock were outstanding under the 2016 Plan.

2011 Stock Option Plan

Prior to approval of the 2016 Plan, stock-based awards were granted under the Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”). In conjunction with stockholder approval of the 2016 Plan, the Board terminated the 2011 Plan, although awards outstanding under the 2011 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of December 31, 2019, options to purchase 264,360 shares of common stock remained outstanding under the 2011 Plan.

We recognize stock-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows:

	Shares Available for Grant	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2018	1,060,400	733,960	$9.79	$169,495
Granted	(404,000)	404,000	7.49
Exercised	-	(30,000)	2.20
Cancelled	-	-	-
Forfeitures	75,749	(75,749)	7.34

Balance at December 31, 2018	732,149	1,032,211	$8.90	$56,225
Granted	(733,400)	733,400	3.42
Exercised	-	-	-
Cancelled	-	-	-
Forfeitures	20,800	(20,800)	15.10

Balance at December 31, 2019	19,549	1,744,811	$6.53	$1,030,547

A summary of the status of our unvested shares during the year ended and as of December 31, 2019 is as follows:

	Shares Under Option	Weighted Average Grant Date Fair Value

Unvested at December 31, 2018	42,500	$4.83
Granted	733,400	2.09
Vested	(378,025)	2.41
Forefeitures	-	-
Unvested at December 31, 2019	397,875	$2.03

Information about stock options outstanding, vested and expected to vest as of December 31, 2019, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Excercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Excercisable	Weighted Average Remaining Contractual Life (Years)

$0.875	-	$1.10	26,360	3.00	$1.029	26,360	3.00
$2.275	-	$2.50	38,000	4.12	$2.464	38,000	4.12
$2.95	-	$3.70	774,100	8.32	$3.040	411,525	7.36
$4.50	-	$8.10	538,300	7.97	$6.742	506,500	7.92
$10.00	-	$10.10	54,000	7.55	$10.007	54,000	7.55
$15.10			314,051	6.41	$15.100	310,551	6.46

Totals			1,744,811	7.67	$6.526	1,346,936	7.19

As of December 31, 2019, total compensation expense related to unvested employee stock options not yet recognized was $372,000 which is expected to be allocated to expenses over a weighted-average period of 2.4 years.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for options issued by the Company for the years ended December 31, 2019 and 2018:

	2019			2018
Common stock fair value	$2.95	-	$5.00	$3.50	-	$8.10
Risk-free interest rate	1.55%	-	2.25%	2.30%	-	2.94%
Expected dividend yield		0			0
Expected Option life (in years)	5.00	-	5.50	1.25	-	5.75
Expected stock price volatility		72%			72%

Nonemployee stock-based compensation

We account for stock options granted to nonemployees in accordance with Accounting Standards Update (“ASU”) 2018-07, “Compensation – Stock Compensation (Topic 718). In connection with stock options granted to nonemployees, we recorded $288,000 and $263,000 for nonemployee stock-based compensation during the years ended December 31, 2019 and 2018, respectively.

10.	Income Taxes

We have incurred net operating losses since inception. We have not reflected the benefit of net operating loss carryforwards in the accompanying financial statements and have established a full valuation allowance against our deferred tax assets.

At December 31, 2019 and 2018, the Company had an income tax receivable of $361,000 and $332,000, respectively, comprised of refundable tax incentives related to research and development activities of our subsidiary Sun BioPharma Australia Pty Ltd.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as operating losses and tax credit carryforwards.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
Deferred tax assets (liabilities)	2019	2018

Net operating loss carryforwards	$6,307	$4,807
Research credit carryforwards	235	235
Stock-based compensation	1,230	971
Other	72	71
Deferred tax assets	7,844	6,084
Valuation allowance	(7,844)	(5,801)
Deferred tax assets, net of valuation allowance	-	283
Beneficial conversion feature, net	-	(283)
Deferrred tax liabilities	-	(283)

Net deferred tax asset	$-	$-

Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry-forward period. Because of our history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, we have provided a full valuation allowance.

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended December 31,
	2019	2018
Statutory rate	21.0%	21.0%
Permanent differences	(5.9)	0.1
Change in effective tax rate	-	0.6
Valuation allowance	(32.4)	(22.6)
Foreign research incentives	5.7	5.7
Deferred true-up	16.3	-
Other	1.0	0.9
Effective rate	5.7%	5.7%

Net operating losses and tax credit carryforwards as of December 31, 2019, are as follows:

	Amount (in thousands)	Expiration Years
Net operating losses--federal	12,958	Expires beginning 2031
2019 net operating loss -- federal	3,153	Never expires
Tax credits--federal	235	Beginning 2041

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

The Company is subject to taxation in the United States and Australia. Tax returns for the year ended December 31, 2015 and thereafter are subject to examinations by federal and state tax authorities. Tax returns of Sun BioPharma Australia Pty Ltd. for the year ended December 31, 2014 and thereafter are subject to examination by the Australian tax authorities.

11.	Subsequent Events

On February 21, 2020 the company entered an agreement with an investment banking firm.  A portion of the retainer fee was paid via the issuance of 75,000 5-year warrants.  The fair market value of the warrants issued of approximately $148,000 will be capitalized and charged against future proceeds.