Form 10-Q
period 2020-03-31
Sun BioPharma, Inc.
filed 2020-05-12
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

On May 8, 2020, there were 6,631,308 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

Sun BioPharma, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$1,296	$2,449
Prepaid expenses and other current assets	389	283
Income tax receivable	406	361
Total current assets	2,091	3,093
Other noncurrent assets	45	51
Total assets	$2,136	$3,144

LIABILITITES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$271	$597
Accrued expenses	308	304
Term debt	91	116
Unsecured promissory note payable	742	742
Total current liabilities	1,412	1,759

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of March 31, 2020 and December 31 2019	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 6,631,308 shares issued and outstanding as of both March 31, 2020 and December 31, 2019	7	7
Additional paid-in capital	42,671	42,331
Accumulated deficit	(43,056)	(41,258)
Accumulated comprehensive income	1,102	305
Total stockholders' equity	724	1,385
Total liabilities and stockholders' equity	$2,136	$3,144

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
General and administrative	$468	$303
Research and development	598	350
Operating loss	(1,066)	(653)

Other (expense) income:
Interest expense	(4)	(1,033)
Other(expense) income	(820)	34
Total other expense	(824)	(999)

Loss before income tax benefit	(1,890)	(1,652)

Income tax benefit	92	71

Net loss	(1,798)	(1,581)
Foreign currency translation adjustment	797	(32)
Comprehensive loss	$(1,001)	$(1,613)

Basic and diluted net loss per share	$(0.27)	$(0.31)
Weighted average shares outstanding - basic and diluted	6,631,308	5,072,397

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	For the Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)

Balances as of January 1, 2019	5,077	$5	$35,038	$(35,058)	$283	$268
Beneficial conversion feature on convertible notes payable	-	-	353	-	-	353
Warrants issued with sale of convertible notes payable	-	-	419	-	-	419
Common stock converted into convertible notes payable	(7)	-	(25)	-	-	(25)
Stock-based compensation	-	-	10		-	10
Net loss	-	-	-	(1,581)	-	(1,581)
Foreign currency translation adjustment	-	-	-	-	(32)	(32)
Balances as of March 31, 2019	5,070	$5	$35,795	$(36,639)	$251	$(588)

	For the Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain	Equity
Balances as of January 1, 2020	6,631	$7	$42,331	$(41,258)	$305	$1,385
Warrants issued for future services	-	-	228	-	-	228
Stock-based compensation	-	-	112	-	-	112
Net loss	-	-	-	(1,798)	-	(1,798)
Foreign currency translation adjustment	-	-	-	-	797	797
Balances at March 31, 2020	6,631	$7	$42,671	$(43,056)	$1,102	$724

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,798)	$(1,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	112	10
Amortization of debt discount	-	974
Amortization of debt issuance costs	-	6
Non-cash interest expense	-	48
Changes in operating assets and liabilities:
Income tax receivable	(97)	(74)
Prepaid expenses and other current assets	97	38
Accounts payable	546	(193)
Accrued liabilities	20	(11)
Net cash used in operating activities	(1,120)	(783)

Cash flows from financing activities:
Proceeds from the sale of convertible promissory notes, net of debt issuance costs of $7	-	810
Repayment of demand note	-	(25)
Repayments of term debt	(26)	(27)
Net cash provided by financing activities	(26)	758

Effect of exchange rate changes on cash	(7)	(1)

Net change in cash	(1,153)	(26)
Cash at beginning of period	2,449	1,405
Cash at end of period	$1,296	$1,379

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$2	$5

Supplemental disclosure of non-cash transactions:
Warrants issued for future services	$228
Beneficial conversion feature on convertible notes	$-	$353
Warrants issued with convertible notes	$-	$419
Common stock converted into convertible notes payable	$-	$25

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.
Notes to Condensed Consolidated Financial Statements

1.     Business

Sun BioPharma, Inc. and its wholly-owned subsidiary Sun BioPharma Australia Pty Ltd. (collectively “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for the treatment of patients with pancreatic cancer. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

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

We have incurred losses of $42.6 million since our inception in 2011. For the three months ended March 31, 2020, we incurred a net loss of $1.8 million, which includes a foreign currency loss of $0.8 million. We also incurred negative cash flows from operating activities of $1.2 million for this period. As we continue to pursue development activities and seek commercialization of our initial product candidate, SBP-101, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of March 31, 2020, we had cash of $1.3 million, working capital of $0.7 million, (current assets less current liabilities) and stockholders’ equity of $0.7 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm included a paragraph emphasizing this going concern uncertainty in their audit report regarding our 2019 financial statements dated March 24, 2020. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our SBP-101 product candidate. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 4 titled “Liquidity and Business Plan.”

On March 11, 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) a global pandemic and continued widespread infection in the United States is a possibility. Actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including through issuances of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, have led to significantly reduced economic activity. The rapid development and uncertainty of the situation precludes any prediction as to the ultimate impact COVID-19 will have on the Company's business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States and Australia.  On April 3, 2020, we initiated a temporary pause in the enrollment of new patients in our ongoing clinical trial.  We anticipate resumption of new patient enrollment in Q2 2020 once conditions allow.  We continue to treat patients already enrolled.

3.     Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2019 was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in our most recent filed Annual Report on Form 10-K and our subsequent filings with the SEC. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

4.     Liquidity and Business Plan

We need to obtain additional funds to continue our operations and execute our current business plans. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

If we are unable to obtain additional financing, we believe that we will need to reduce our operations by taking actions that may include, among other things, reducing use of outside professional service providers, reducing staff or further reducing staff compensation, significantly modifying or delaying the development of our SBP-101 product candidate, licensing rights to third parties, including the right to commercialize our SBP-101 product candidate for pancreatic cancer, or other applications that we would otherwise seek to pursue, or discontinuing operations entirely.

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

5.     Summary of Significant Accounting Policies

Principles of consolidation

The accompanying condensed consolidated financial statements include the assets, liabilities, and expenses of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity (deficit). During the three-month periods ended March 31, 2020 and 2019, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

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

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of:

	March 31,
	2020	2019
Employee and non-employee stock options	1,745,811	1,032,211
Estimated common shares issuable upon conversion of notes payable and accrued interest	-	636,234
Common stock issuable under common stock purchase warrants	3,497,099	2,509,477
	5,242,910	4,177,922

6.     Indebtedness

Term debt

The terms of our unsecured loan (the “Term Debt”) payable to the Institute for Commercialization of Public Research, Inc. (the “Institute”) which was amended in December of 2019 to extend the maturity date from December 31, 2019 to December 31, 2020, remain unchanged as of March 31, 2020.  The fair market value of the warrants issued in 2019 in exchange for modification of the terms is being amortized to interest expense over the remaining term of the loan. The amendment requires the continuation of monthly payments of principal and interest totaling $10,000. The unpaid principal balance at March 31, 2020 was $90,000.

Deferred financing costs

The following table summarizes the deferred financing costs which are presented as a direct reduction of the carrying amount of their related debt liabilities (in thousands):

	March 31, 2020	December 31, 2019
	Term Debt	Term Debt
Loan principal Amount	$97	$126
Deferred Financing Costs	51	51
Accumulated Amortization	(44)	(41)
Unamortized balance	7	10
Discount on Debt	-	-
Accumulated Amortization	-	-
Unamortized balance	-	-
Loan carrying amounts, net	$90	$116

7.     Stockholders’ Deficit

Warrants to purchase common stock issued for future services

On February 21, 2020, the Company issued to a service provider a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $6.49 per share. The fair market value of the warrants issued of approximately $228,000 was capitalized and will be charged against future proceeds.

Shares of common stock reserved for future issuance were as follows as of March 31, 2020:

Stock options outstanding	1,745,811
Shares available for grant under equity incentive plan	18,549
Common shares issuable under outstanding common stock purchase warrants	3,497,099
5,261,459

8.     Stock-based Compensation

2016 Omnibus Incentive Plan

The Sun BioPharma, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. Under the 2016 Plan, a total of 1,500,000 shares of common stock were initially reserved for issuance. As of March 31, 2020, options to purchase 1,481,451shares of common stock were outstanding under the 2016 Plan and 18,549 shares remained available for future awards.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the receipt of stockholder approval for the 2016 Plan. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of March 31, 2020, options to purchase 264,360 shares of common stock remained outstanding under the 2011 Plan.

Stock-based Compensation Expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 31, 2020 vest based upon time-based and performance conditions. There was approximately $229,000 unamortized stock-based compensation expense related to options granted to employees as of March 31, 2020.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
General and Administrative	99	10
Research and Development	13	-
	112	10

Details of options granted, exercised, cancelled or forfeited during the three months ended March 31, 2020 follows:

	Shares Available for Grant	Shares Underlying Options
Balance at January 1, 2020	19,549	1,744,811
Granted	(1,000)	1,000
Exercised	-	-
Cancelled	-	-
Forfeitures	-	-

Balance at March 31, 2020	18,549	1,745,811

Information about stock options outstanding, vested and expected to vest as of March 31, 2020, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Excercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Excercisable	Weighted Average Remaining Contractual Life (Years)

$0.875	-	$1.10	26,360	2.75	$1.029	26,360	2.75
$2.275	-	$2.50	38,000	3.87	$2.464	38,000	3.87
$2.95	-	$3.70	774,100	8.07	$3.040	411,525	7.11
$4.95	-	$8.10	539,300	7.73	$6.739	506,500	7.67
$10.00	-	$10.10	54,000	7.30	$10.007	54,000	7.30
$15.10			314,051	6.16	$15.100	310,551	6.21

Totals			1,745,811	7.43	$6.525	1,346,936	6.94

9. Subsequent Event

On May 1, 2020, the Company the Company executed an unsecured promissory note with a lender as a part of the Payroll Protection Program (“PPP”) in the Coronavirus Aid, Relief, and Economic Security Act. Funds totaling approximately $102,000 will be used to support Company payroll. The note may be forgiven in part and bears an interest rate of 1% per annum after a six-month deferment period.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially and adversely from the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (i) our ability to obtain additional funding to complete Phase 1 clinical trial; (ii) progress and success of our Phase 1 clinical trial; (iii) the impact of the current COVID-19 pandemic on our ability to complete enrollment in our current clinical trial; (iv) our ability to demonstrate the safety and effectiveness of our SBP-101 product candidate (v) our ability to obtain regulatory approvals for our SBP-101 product candidate in the United States, the European Union or other international markets; (vi) the market acceptance and level of future sales of our SBP-101 product candidate; (vii) the cost and delays in product development that may result from changes in regulatory oversight applicable to our SBP-101 product candidate; (viii) the rate of progress in establishing reimbursement arrangements with third-party payors; (ix) the effect of competing technological and market developments; (x) the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and (xi) such other factors as discussed in Part I, Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

In August 2015, the Food and Drug Administration of the United States (“FDA”) granted an Investigational New Drug (“IND”) approval for our SBP-101 product candidate. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of a Phase 1 safety trial and published results in the Spring of 2018. The Company’s second trial, a Phase 1a/1b combination of SBP-101 with gemcitabine and nab-paclitaxel in patients previously untreated for metastatic pancreatic ductal adenocarcinoma (“PDA”), began dosing patients in June of 2018. The Phase 1a portion of this study has a total of 4 dosing levels, cohorts, and determined a recommended dose (and schedule) of SBP-101 to be given in combination with standard treatment. The Company completed enrollment of the fourth cohort in the quarter ended March 31, 2020, this cohort is evaluating an alternative dosing schedule for the administration of SBP 101. Enrollment in the expansion (1b) phase of the trial began immediately after enrollment in the fourth cohort, Due to the COVID 19 pandemic, the Company made a decision in early April to pause enrollment in the expansion phase of the study until conditions allow for us to resume enrollment. All subjects enrolled at the time of the pause continued to be treated. Promising interim results were presented in a poster presentation at ASCO-GI; the poster contained data as of January 4, 2020 in the response-evaluable subjects in cohorts 2 and 3 (N=13). The conclusions at that time reflected (i) an objective response rate of 62%; 4 PRs were observed after 2 cycles of therapy and 4 PRs were observed after 4 cycles of therapy and (ii) a disease control rate (DCR) of 85% by Response Evaluation Criteria in Solid Tumors (“RECIST”) criteria (at least SD for ≥ 16 weeks); 4 subjects had not reached week 16 scans.

We are currently evaluating the appropriate timing and form of the next clinical trial to be initiated at the completion of the Phase 1b expansion of the current study. It is expected to be a randomized phase 2 trial for patients with metastatic PDA. Additional funds will be required to complete the current study. Additional clinical trials will likely be required for FDA or other similar approvals if the results of the current clinical trial of our SBP-101 product candidate remain positive. The cost and timing of additional clinical trials are highly dependent on the nature and size of the trials. However, it is estimated that the next steps in the approval process could cost between $20 and $40 million.

Financial Overview

We have incurred losses of $42.6 million since inception. For the three months ended March 31, 2020, we incurred a net loss of $1.8 million. We also incurred negative cash flows from operating activities of $1.1 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash was approximately $1.3 million and $2.4 million as of March 31, 2020 and December 31, 2019, respectively.

A decrease of $1.1 million in cash for the three months ended March 31, 2020 was primarily due to negative cash flow from operations.

Other than the temporary pause in enrollment in our current clinical trial, the Company has not experienced any significant disruptions to our operations as the result of the COVID-19 pandemic. We anticipate resuming enrollment as soon as conditions allow. The Company was not required to change management practices as it was decentralized prior to the current pandemic.

We will need to obtain additional funds to continue our operations and execute our current business plans, including completing our current Phase 1 clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets, and laboratory studies to explore potential indications in other cancer types. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

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

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended March 31,
	2020	2019	Percent Change
Operating Expenses
General and administrative	$468	$303	54.5%
Research and development	598	350	70.9%
Total operating expenses	1,066	653	63.2%

Other expenses, net	(824)	(999)	-17.5%
Income tax benefit	92	71	29.6%

Net Loss	$(1,798)	$(1,581)	13.7%

Research and development (“R&D”) and general and administrative (“G&A”) expenses include non-cash share-based compensation expense because of our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 31, 2020 vest upon performance and time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
General and administative	$99	$10
Research and Development	13	-
Total Stock based compensation	$112	$10

General and administrative expense

Our G&A expenses increased 54.5% to $468,000 in the first quarter of 2020 up from $303,000 in the first quarter of 2019. The increase is due in part to increased salary costs as employees had taken a voluntary reduction of salaries for a part of the first quarter of 2019; increased stock compensation expense, legal expenses made up the remaining increase.

Research and development expense

Our R&D expenses increased 70.9% to $598,000 in the first quarter of 2020 up from $350,000 in the first quarter of 2019 the increase is due primarily to increased clinical trial costs in the first quarter of 2020.

Other expense, net

Other expense, net, was $824,000 and $999,000 for the three months ended March 31, 2020 and 2019, respectively. The net expense in the quarter ended March 31, 2020 is composed primarily of a foreign currency exchange loss on the intercompany receivable balance, The net expense in the quarter ended March 31, 2019 is primarily the amortization of debt discount on convertible notes sold in December 2018 and January 2019, all of which converted into equity securities in 2019.

Income tax benefit

Income tax benefit increased to $92,000 for the three months ended March 31, 2020 up from $71,000 during the three months ended March 31, 2019. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia and was increased due to increased eligible R&D activities in the first three months of 2020 versus the first three months of 2019.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2020 and December 31, 2019 and our cash flow data for the three months ended March 31, 2020 and 2019 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	March 31, 2020	December 31, 2019
Cash	$1,296	$2,449
Working capital	$679	$2,076

Cash Flow Data	Three Months Ended March 31,
	2020	2019
Cash Provided by (Used in):
Operating Activities	$(1,120)	$(783)
Investment Activities	-	-
Financing Activities	(26)	758
Effect of exchange rate changes on cash	(7)	(1)
Net (decrease) increase in cash	$(1,153)	$(26)

Working Capital

Our total cash was $1.3 million and $2.4 million as of March 31, 2020 and December 31, 2019, respectively. We had $1.4 million in current liabilities and working capital of $0.7 million as of March 31, 2020, compared to $1.8 million in current liabilities and a working capital of $1.3 as of December 31, 2019.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.1 million in the three months ended March 31, 2020 compared to $0.8 million in the three months ended March 31, 2019. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash used by financing activities was $26,000 for the three months ended March 31, 2020 and net cash provided by financing activities was $0.8 million for the three months ended March 31, 2019. The cash provided for the three months ended March 31, 2019 represents the gross proceeds from the sale of the Notes sold during the quarter.

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

Our future capital uses, and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●	the progress of clinical trials required to support our applications for regulatory approvals, including our Phase 1a /1b clinical trial, a human clinical trial in Australia and the United States;

●	the impact of the current COVID-19 pandemic on our ability to monitor and complete enrollment in our current clinical trial;

●	our ability to demonstrate the safety and effectiveness of our SBP-101 product candidate;

●	our ability to obtain regulatory approval of our SBP-101 product candidate in the United States, the European Union or other international markets;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our SBP-101 product candidate;

●	the market acceptance and level of future sales of our SBP-101 product candidate;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments; and

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims.

To date, we have used primarily convertible debt and equity financings to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. As of March 31, 2020, we did not have any existing credit facilities under which we could borrow funds.

We expect that we will increase our projected expenditures once we have additional capital on hand in order to continue our efforts to grow our business and complete our Phase 1a clinical trial for our SBP-101 product candidate. Accordingly, we expect to make additional expenditures in performing our Phase 1a /1b clinical trial and related support activities. With sufficient capital, we also expect to invest in additional R&D efforts on mechanism of action, biomarkers and secondary indications in other cancer types. The exact amounts and timing of any expenditure may vary significantly from our current intentions. We will need to obtain additional funds to continue our operations and execute our business plans, including completing our current Phase 1 clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

If we are unable to obtain additional financing when needed, we will likely need to reduce our operations by taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff or further reduce staff compensation, significantly modifying or delaying the development of our SBP-101 product candidate, licensing rights to third parties, including the right to commercialize our SBP-101 product candidate for patients with pancreatic cancer, or other applications that we would otherwise seek to pursue, or discontinuing operations entirely.

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

Indebtedness

As of March 31, 2020, we had $90,0000 outstanding in an unsecured loan that accrues interest of 4.125% per year and is scheduled to mature on December 31, 2020. In accordance with the terms of this loan we commenced with monthly payments of $10,000 on May 1, 2018.

Critical Accounting Policies and Estimates

Our significant accounting policies are set forth in the notes accompanying the condensed consolidated financial statements included in this document. The accounting policies used in preparing our interim fiscal 2019 condensed consolidated financial statements are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 the following risk was identified:

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness. The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe, and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and adversely impact our business, financial condition or results of operations. We often attend and present clinical updates at various medical and investor conferences throughout the year. The COVID-19 outbreak has caused, and is likely to continue to cause, cancellations or reduced attendance of these conferences and we may need to seek alternate methods to present clinical updates and to engage with the medical and investment communities. The spread of COVID-19 may also slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition and our potential to conduct financings on terms acceptable to us, if at all. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Subsequent to the filing of our Form 10-K for the year ended December 31, 2019, on April 3, 2020, as a result of the COVID-19 pandemic, the Company announced a temporary pause in enrollment in our current clinical study.  This Company will evaluate resuming enrollment in May of 2019, but at this time continued uncertainty remains regarding possible risk to our clinical monitoring access, supply chain and limitation on the resources of our investigational sites.

Other than noted above, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 On February 21, 2020, the company issued to a service provider a five-year warrant to purchase 75,000 shares at an exercise price of $6.49 per share. We relied on exemptions from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), without the use of any general solicitations or advertising to market or otherwise offer the securities for sale.

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

101

Financial statements from the quarterly report on Form 10-Q of Sun BioPharma, Inc. for the quarter ended March 31, 2020, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN BIOPHARMA, INC.

Date: May 12, 2020	/s/ Michael T. Cullen, MD
Michael T. Cullen Chief Executive Officer
(Duly Authorized Officer)

Date: May 12, 2020	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)