Form 10-Q
period 2020-06-30
Sun BioPharma, Inc.
filed 2020-08-11
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020 Or
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

Securities registered pursuant to Section 12(b) of the Act: None

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

On August 7, there were 7,068,308 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

Sun BioPharma, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$2,265	$2,449
Prepaid expenses and other current assets	495	283
Income tax receivable	512	361
Total current assets	3,272	3,093
Other noncurrent assets	50	51
Total assets	$3,322	$3,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$493	$597
Accrued expenses	320	304
Term debt	64	116
Payroll protection plan loan	103	-
Unsecured promissory note payable	742	742
Total current liabilities	1,721	1,759

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of June 30, 2020 and December 31 2019	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 7,068,301 and 6,631,308 shares issued and outstanding as of June 30, 2020 and December 31, 2019 respectively	7	7
Additional paid-in capital	44,681	42,331
Accumulated deficit	(43,475)	(41,258)
Accumulated comprehensive income	387	305
Total stockholders' equity	1,600	1,385
Total liabilities and stockholders' equity	$3,322	$3,144

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
General and administrative	$670	$580	$1,125	$883
Research and development	434	508	1,032	858
Operating loss	(1,104)	(1,088)	(2,157)	(1,741)

Other (expense) income:
Interest expense	(4)	(1,152)	(9)	(2,184)
Other (expense) income	649	(101)	(184)	(68)
Total other income (expense)	645	(1,253)	(193)	(2,252)

Loss before income tax benefit	(459)	(2,341)	(2,350)	(3,993)

Income tax benefit	40	70	133	141

Net loss	(419)	(2,271)	(2,217)	(3,852)
Foreign currency translation adjustment	(715)	49	82	17
Comprehensive loss	$(1,134)	$(2,222)	$(2,135)	$(3,835)

Basic and diluted net loss per share	$(0.06)	$(0.45)	$(0.33)	$(0.76)
Weighted average shares outstanding - basic and diluted	6,732,470	5,070,341	6,681,889	5,071,378

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	For the Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balances as of January 1, 2020	6,631	$7	$42,331	$(41,258)	$305	$1,385
Warrants issued for future services	-	-	228	-	-	228
Stock-based compensation	-	-	112	-	-	112
Net loss	-	-	-	(1,798)	-	(1,798)
Foreign currency translation adjustment	-	-	-	-	797	797
Balances at March 31, 2020	6,631	$7	$42,671	$(43,056)	$1,102	$724

Sale of Common stock and warrants	437	-	1,746	-	-	1,746
Stock-based compensation	-	-	264	-	-	264
Net loss	-	-	-	(419)	-	(419)
Foreign currency translation adjustment	-	-	-	-	(715)	(715)
Balances at June 30, 2020	7,068	$7	$44,681	$(43,475)	$387	$1,600

	For the Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)
Balances as of January 1, 2019	5,077	$5	$35,038	$(35,058)	$283	$268
Beneficial conversion feature on convertible notes payable	-	-	353	-	-	353
Warrants issued with sale of convertible notes payable	-	-	419	-	-	419
Common stock converted into convertible notes payable	(7)	-	(25)	-	-	(25)
Stock-based compensation	-	-	10		-	10
Net loss	-	-	-	(1,581)	-	(1,581)
Foreign currency translation adjustment	-	-	-	-	(32)	(32)
Balances as of March 31, 2019	5,070	$5	$35,795	$(36,639)	$251	$(588)

Conversion of convertible notes payable and accrued interest	652	1	2,280	-	-	2,281
Stock-based compensation	-	-	412	-	-	412
Net loss	-	-	-	(2,271)	-	(2,271)
Foreign currency translation adjustment	-	-	-	-	49	49
Balances as of June 30, 2019	5,722	$6	$38,487	$(38,910)	$300	$(117)

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended June 30
	2020	2019
Cash flows from operating activities:
Net loss	$(2,217)	$(3,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	376	422
Amortization of debt discount	-	2,061
Amortization of debt issuance costs	-	12
Non-cash interest expense	-	102
Changes in operating assets and liabilities:
Income tax receivable	(151)	(144)
Prepaid expenses and other current assets	7	17
Accounts payable	(14)	(12)
Accrued liabilities	23	(20)
Net cash used in operating activities	(1,976)	(1,414)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants net of offering costs of $2	1,746	-
Proceeds from the sale of convertible promissory notes, net of debt issuance costs of $7	-	810
Proceeds from payroll protection loan	103	-
Repayment of demand note	-	(25)
Repayments of term debt	(53)	(55)
Net cash provided by financing activities	1,796	730

Effect of exchange rate changes on cash	(4)	-

Net change in cash	(184)	(684)
Cash at beginning of period	2,449	1,405
Cash at end of period	$2,265	$721

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$4	$8

Supplemental disclosure of non-cash transactions:
Warrants issued for future services	$228	$-
Beneficial conversion feature on convertible notes	$-	$353
Warrants issued with convertible notes	$-	$419
Common stock converted into convertible notes payable	$-	$25
Conversion of convertible notes payable and accrued interest into common stock	$-	$2,281
Issuance of unsecured promissory note in exchange of vendor accounts payable	$-	$742

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Business

Sun BioPharma, Inc. and its wholly-owned subsidiary, Sun BioPharma Australia Pty Ltd. (collectively “we,” “us,” “our,” and the “Company”), exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for the treatment of patients with pancreatic cancer. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

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

We have incurred losses of $43.5 million since our inception in 2011. For the six months ended June 30, 2020, we incurred a net loss of $2.2 million. We also incurred negative cash flows from operating activities of $2.0 million for this period. As we continue to pursue development activities and seek commercialization of our initial product candidate, SBP-101, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of June 30, 2020, we had cash of $2.3 million, working capital of $1.6 million, (current assets less current liabilities) and stockholders’ equity of $1.6 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

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

In March 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) a global pandemic. Actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including through issuances of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, have led to significantly reduced economic activity. While many state and local authorities have started to reopen businesses, others have adopted additional measures to mitigate COVID-19 and the rapid development and uncertainty of the situation continues to preclude any prediction as to the ultimate impact COVID-19 will have on the Company's business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States and Australia.  On April 3, 2020, we initiated a temporary pause in the enrollment of new patients in our ongoing clinical trial.  On May 20, 2020, we reauthorized our clinical sites to resume recruitment and enrollment of patients in our clinical trial, which we expect to continue as conditions allow.  We continued to treat patients already enrolled throughout the temporary pause in enrollment.

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

In May and June 2020, the Company sold 437,000 shares of common stock and warrants to purchase an equal number of additional shares of common stock in private placements to certain accredited investors pursuant to securities purchase agreements. Net proceeds from these sales totaled approximately $1.7 million. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $6.00 per share of common stock.

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

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity (deficit). During the six-month periods ended June 30, 2020 and 2019, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

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

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of:

	June 30,
	2020	2019
Employee and non-employee stock options	1,958,411	1,552,211
Common stock issuable under common stock purchase warrants	3,934,099	2,509,477
	5,892,510	4,061,688

6.	Indebtedness

Term debt

The terms of our unsecured loan (the “Term Debt”) payable to the Institute for Commercialization of Public Research, Inc. (the “Institute”) which was amended in December of 2019 to extend the maturity date from December 31, 2019 to December 31, 2020, remain unchanged as of June 30, 2020. The fair market value of the warrants issued in 2019 in exchange for modification of the terms is being amortized to interest expense over the remaining term of the loan. The amendment requires the continuation of monthly payments of principal and interest totaling $10,000. The unpaid principal balance at June 30, 2020 was $68,000.

PPP Loan

On May 1, 2020, the Company obtained a loan in the principal amount of approximately $103,000 from Bank of America  pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act administered by the U.S. Small Business Administration (“SBA”).  In accordance with the requirements of the CARES Act, the Company expects to use the proceeds of the loan exclusively for qualified expenses, including payroll costs, as further detailed in the CARES Act and applicable guidance issued by the SBA.  The loan is evidenced by an unsecured promissory note and interest is scheduled to accrue on the outstanding balance at a rate of 1.0% per annum beginning on November 1, 2020.  However, the Company expects to be eligible to apply for forgiveness of up to all of the principal and interest due under the loan, in an amount equal to the sum of qualified expenses under the PPP during the twenty-four weeks following disbursement.  Notwithstanding the Company’s anticipated eligibility to apply for forgiveness, no assurance can be given that it will obtain forgiveness of all or any portion of the amount due under the loan. Subject to any such forgiveness granted under the PPP, the loan is scheduled to mature on May 1, 2022 and may require us to commence payments of principal and interest as soon as November 2020. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The unsecured promissory note governing the loan provides for customary events of default, including, among others, those relating to failure to make payments, bankruptcy, breaches of representations, significant changes in ownership, and material adverse effects. The Company’s obligations under the note are not secured by any collateral.

On May 17, 2019, the Company executed an unsecured promissory note with a vendor that relieved the Company’s immediate obligation to pay the outstanding vendor invoices. The outstanding vendor invoices totaling approximately $742,000 were removed from the Company’s accounts payable as consideration for the promissory note.  The promissory note is unsecured, does not bear interest and the balance is payable in full on the earlier of (1) December 31, 2020 or (2) the date the Company’s stock is listed on a national securities exchange.

7.	Stockholders’ Equity (Deficit)

Private Placements of Common Stock and Warrants

During the quarter ended June 30, 2020, we issued an aggregate of 437,000 shares of our common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock pursuant to securities purchase agreements. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $6.00. Total proceeds from the sale of common stock and warrants was approximately $1.7 million. See Note 4, titled “Liquidity and Business Plan.”

Warrants to purchase common stock issued for future services

On February 21, 2020, the Company issued to a service provider a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $6.49 per share. The fair market value of the warrants issued of approximately $228,000 was capitalized and will be charged against future proceeds.

Shares of common stock reserved for future issuance were as follows as of June 30, 2020:

Stock options outstanding	1,958,411
Shares available for grant under equity incentive plan	1,105,949
Common shares issuable under outstanding common stock purchase warrants	3,934,099
6,998,459

8.	Stock-based Compensation

2016 Omnibus Incentive Plan

The Sun BioPharma, Inc. 2016 Omnibus Incentive Plan, as last amended effective April 9, 2020 (the “2016 Plan”), has been approved by our Board of Directors and ratified by our stockholders. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan with an exercise price not less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. Under the 2016 Plan, a total of 2,800,000 shares of common stock have been reserved for issuance. As of June 30, 2020, options to purchase 1,694,051 shares of common stock were outstanding under the 2016 Plan and 1,105,949 shares remained available for future awards.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the receipt of stockholder approval for the 2016 Plan. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of June 30, 2020, options to purchase 264,360 shares of common stock remained outstanding under the 2011 Plan.

Stock-based Compensation Expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 30, 2020 vest based upon time-based and performance conditions. There was approximately $0.7 million unamortized stock-based compensation expense related to options granted to employees as of June 30, 2020.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
General and Administrative	$294	$260
Research and Development	82	162
	$376	$422

Details of options granted, exercised, cancelled or forfeited during the six months ended June 30, 2020 follows:

	Shares Available for Grant	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2020	19,549	1,744,811	$6.53	$1,047,197
Additional shares available to grant	1,300,000	-	-
Granted	(213,600)	213,600	4.98
Exercised	-	-	-
Cancelled	-	-	-
Forfeitures	-	-	-

Balance at June 30, 2020	1,105,949	1,958,411	$6.36	$1,706,156

Information about stock options outstanding, vested and expected to vest as of June 30, 2020, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Excercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Excercisable	Weighted Average Remaining Contractual Life (Years)

$0.875	-	$1.10	26,360	2.50	$1.03	26,360	2.50
$2.275	-	$2.50	38,000	3.62	$2.46	38,000	3.62
$2.95	-	$3.70	774,100	7.82	$3.04	605,950	7.52
$4.95	-	$8.10	751,900	8.19	$6.24	563,500	7.65
$10.00	-	$10.10	54,000	7.05	$10.01	54,000	7.05
$15.10			314,051	5.91	$15.10	310,551	5.91

Totals			1,958,411	7.48	$6.36	1,598,361	7.07

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report and other publicly available documents, including any documents incorporated herein and therein by reference contain, and our officers and representatives may from time to time make, “forward-looking statements,” including within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in the following discussion, the words “anticipates,” “continue,” “intends,” “believes,” “expects,” “intends,” “plans,” ”seeks,” “estimates,” “likely,” “may,” “would,” “will,” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding (i) our plans to complete Phase 1b; and (ii) our estimates of additional funds that may be required to complete Phase 1b and obtain necessary approvals.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially and adversely from the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (i) our ability to obtain additional funding to complete Phase 1 clinical trial; (ii) progress and success of our Phase 1 clinical trial; (iii) the impact of the COVID-19 pandemic on our ability to complete enrollment in and administer clinical trials; (iv) our ability to demonstrate the safety and effectiveness of our SBP-101 product candidate (v) our ability to obtain regulatory approvals for our SBP-101 product candidate in the United States, the European Union or other international markets; (vi) the market acceptance and level of future sales of our SBP-101 product candidate; (vii) the cost and delays in product development that may result from changes in regulatory oversight applicable to our SBP-101 product candidate; (viii) the rate of progress in establishing reimbursement arrangements with third-party payors; (ix) the effect of competing technological and market developments; (x) the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and (xi) such other factors as discussed in Part I, Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

Overview

The Company exists for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer and for potential additional indications in certain other solid tumor cancers. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the UFRF.

In August 2015, the Food and Drug Administration of the United States (“FDA”) granted an Investigational New Drug (“IND”) approval for our SBP-101 product candidate. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of a Phase 1 safety trial and published results in the Spring of 2018. The Company’s second trial, a Phase 1a/1b combination of SBP-101 with gemcitabine and nab-paclitaxel in patients previously untreated for metastatic pancreatic ductal adenocarcinoma (“PDA”), began dosing patients in June of 2018. The Phase 1a portion of this study has a total of 4 dosing levels, cohorts, and determined a recommended dose (and schedule) of SBP-101 to be given in combination with standard treatment. The Company completed enrollment of the fourth cohort in the quarter ended March 31, 2020, this cohort is evaluating an alternative dosing schedule for the administration of SBP-101. Enrollment in the expansion (1b) phase of the trial began immediately after enrollment in the fourth cohort. Due to the COVID-19 pandemic, the Company decided in early April to temporarily pause enrollment in the expansion phase of the study until conditions allowed for us to resume enrollment. All subjects enrolled at the time of the pause continued to be treated. In late May 2020, the Company reauthorized all clinical sites to resume recruiting and enrollment of subjects. Promising interim results were presented in a poster presentation at ASCO-GI; the poster contained data as of January 4, 2020 in the response-evaluable subjects in cohorts 2 and 3 (N=13). The conclusions at that time reflected (i) an objective response rate of 62%; 4 PRs were observed after 2 cycles of therapy and 4 PRs were observed after 4 cycles of therapy and (ii) a disease control rate (DCR) of 85% by Response Evaluation Criteria in Solid Tumors (“RECIST”) criteria (at least SD for ≥ 16 weeks); 4 subjects had not reached week 16 scans.

In June of 2020, the FDA designated a Fast Track development program to the investigation of SBP-101 for the treatment of first-line patients with metastatic PDA when administered in combination with gemcitabine and nab-paclitaxel.

We are currently evaluating the appropriate timing of the next clinical trial to be initiated at the completion of the Phase 1b expansion of the current study. It is expected to be a randomized phase 2 trial for patients with first-line metastatic PDA. Additional funds will be required to complete the current study. Additional clinical trials will likely be required for FDA or other similar approvals if the results of the current clinical trial of our SBP-101 product candidate remain positive. The cost and timing of additional clinical trials are highly dependent on the nature and size of the trials. However, it is estimated that the next steps in the approval process could cost between $20 and $40 million.

Subsequent to the end of the second quarter, effective July 15, 2020, Jennifer K. Simpson was appointed to succeed Michael T. Cullen as President and Chief Executive Officer and elected to serve as an additional member of our board of directors. Dr. Simpson has more than 25 years of experience across a variety of executive, business operations, marketing and clinical development roles in the biopharmaceutical industry. Dr. Cullen continues to serve as Executive Chairman and remains actively engaged with the Company.

Financial Overview

We have incurred losses of $43.5 million since the inception of our business in 2011. For the six months ended June 30, 2020, we incurred a net loss of $2.2 million. We also incurred negative cash flows from operating activities of $2.0 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash was approximately $2.3 million and $2.4 million as of June 30, 2020 and December 31, 2019, respectively.

A decrease of $184,000 in cash for the six months ended June 30, 2020 was due to negative cash flow from operations offset in part by $1.7 million net proceeds from the sale of common stock and warrants in May and June.

Other than the temporary pause in enrollment in our current clinical trial, the Company has not experienced any significant disruptions to our operations as the result of the COVID-19 pandemic. Recruitment and enrollment were resumed during the quarter ended June 30, 2020 and we expect they will continue as conditions allow. The Company was not required to change management practices as it was decentralized prior to the COVID-19 pandemic.

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

Results of Operations

Comparison of the results of operations (in thousands):

	Three months Ended June 30,			Six Months Ended June 30,
	2020	2019	Percent Change	2020	2019	Percent Change
Operating Expenses
General and administrative	$670	$580	15.5%	$1,125	$883	27.4%
Research and development	434	508	-14.6%	1,032	858	20.3%
Total operating expenses	1,104	1,088	1.5%	2,157	1,741	23.9%

Other income (expense) net	645	(1,253)	-151.5%	(193)	(2,252)	-91.4%
Income tax benefit	40	70	-42.9%	133	141	-5.7%

Net Loss	$(419)	$(2,271)	-81.5%	$(2,217)	$(3,852)	-42.4%

Research and development (“R&D”) and general and administrative (“G&A”) expenses include non-cash share-based compensation expense because of our issuances of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 30, 2020 vest upon performance and time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for the six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Six Months Ended June 30
	2020	2019
General and administative	$294	$260
Research and Development	82	162
Total Stock based compensation	$376	$422

General and administrative expense

Our G&A expenses increased 15.5% to $670,000 in the second quarter of 2020 up from $580,000 in the second quarter of 2019. G&A expenses increased 27.4% to $1.1 million in the six months ended June 30, 2020, up from $0.9 million in the six months ended June 30, 2019. The increase in the quarter ended June 30, 2020 is due to higher consulting and legal expenses offset in part by lower stock compensation expense. For the six months ended June 30, 2020 the increase is due to higher salary, consulting and legal expenses versus the prior year period.

Research and development expense

Our R&D expenses decreased 14.6% to $434,000 in the second quarter of 2020 down from $508,000 in the second quarter of 2019. R&D expenses increased 20.3% to $1.0 million in the six months ended June 30, 2020, up from $0.9 million in the six months ended June 30, 2019. The decrease in the quarter ended June 30, 2020 was due to lower preclinical studies, travel and stock compensation expense offset in part by higher spending on the current clinical trial. The increase in the six-months ended June 30, 2020 was primarily due to higher spending in our current clinical trial versus the same period last year.

Other expense, net

Other expense, net, was $0.2 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively. The net expense in the six-months ended June 30, 2020 is composed primarily of a foreign currency exchange loss on the intercompany receivable balance. The net expense in the six-months ended June 30, 2019 is primarily the amortization of debt discount on convertible notes sold in December 2018 and January 2019, all of which converted into equity securities in 2019.

Income tax benefit

Income tax benefit decreased slightly to $133,000 for the six-months ended June 30, 2020 down from $141,000 during the six months ended June 30, 2019. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2020 and December 31, 2019 and our cash flow data for the six months ended June 30, 2020 and 2019 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	June 30, 2020	December 31, 2019
Cash	$2,265	$2,449
Working capital	$1,551	$1,334

Cash Flow Data	Six Months Ended June 30,
	2020	2019
Cash Provided by (Used in):
Operating Activities	$(1,976)	$(1,414)
Investment Activities	-	-
Financing Activities	1,796	730
Effect of exchange rate changes on cash	(4)	-
Net (decrease) in cash	$(184)	$(684)

Working Capital

Our total cash was $2.3 million and $2.4 million as of June 30, 2020 and December 31, 2019, respectively. We had $1.7 million in current liabilities and working capital of $1.6 million as of June 30, 2020, compared to $1.8 million in current liabilities and a working capital of $1.3 as of December 31, 2019.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.0 million in the six months ended June 30, 2020 compared to $1.4 million in the six months ended June 30, 2019. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.8 million and $0.7 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The cash provided for the six months ended June 30, 2020 represents the sales of common stock and warrants for net proceeds of $1.7 million. The cash provided for the six months ended June 30, 2019 represents the gross proceeds from the sales of convertible notes.

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

Our future capital uses, and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●	the progress of clinical trials required to support our applications for regulatory approvals, including our Phase 1a /1b clinical trial, a human clinical trial in Australia and the United States;

●	the impact of the COVID-19 pandemic on our ability to monitor and complete enrollment in our current clinical trial;

●	our ability to demonstrate the safety and effectiveness of our SBP-101 product candidate;

●	our ability to obtain regulatory approval of our SBP-101 product candidate in the United States, the European Union or other international markets;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our SBP-101 product candidate;

●	the cost and delays in product development that may result from the uncertain impact of the current global pandemic;

●	the market acceptance and level of future sales of our SBP-101 product candidate;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments; and

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims.

To date, we have used primarily convertible debt and equity financings to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. As of June 30, 2020, we did not have any existing credit facilities under which we could borrow funds.

We expect that we will increase our projected expenditures once we have additional capital on hand in order to continue our efforts to grow our business and complete our Phase 1a clinical trial for our SBP-101 product candidate. Accordingly, we expect to make additional expenditures in performing our Phase 1a /1b clinical trial and related support activities. With sufficient capital, we also expect to invest in additional R&D efforts on mechanism of action, biomarkers and additional indications in other cancer types. The exact amounts and timing of any expenditure may vary significantly from our current intentions. We will need to obtain additional funds to continue our operations and execute our business plans, including completing our current Phase 1 clinical trial, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

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

Indebtedness

As of June 30, 2020, we had indebtedness totaling $0.9 million. This includes a balance of $0.7 million due under an unsecured, non-interest-bearing promissory note. The note matures on the earlier of December 31, 2020 or when the Company is listed on a national exchange. We also had a balance of $0.1 million due under an unsecured loan that accrues an annual interest of 4.125% and is scheduled to mature on December 31, 2020. We commenced monthly payments of principal and interest on that loan totaling $10,000 per month on May 1, 2018.

On May 1, 2020, the Company obtained a loan in the principal amount of approximately $103,000 from Bank of America pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act administered by the U.S. Small Business Administration (“SBA”).  In accordance with the requirements of the CARES Act, the Company expects to use the proceeds of the loan exclusively for qualified expenses, including payroll costs, as further detailed in the CARES Act and applicable guidance issued by the SBA.  The loan is evidenced by an unsecured promissory note and interest is scheduled to accrue on the outstanding balance at a rate of 1.0% per annum beginning on November 1, 2020.  However, the Company expects to be eligible to apply for forgiveness of up to all of the principal and interest due under the loan, in an amount equal to the sum of qualified expenses under the PPP during the twenty-four weeks following disbursement.  Notwithstanding the Company’s anticipated eligibility to apply for forgiveness, no assurance can be given that it will obtain forgiveness of all or any portion of the amount due under the loan. Subject to any such forgiveness granted under the PPP, the loan is scheduled to mature on May 1, 2022 and may require us to commence payments of principal and interest as soon as November 2020. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The unsecured promissory note governing the loan provides for customary events of default, including, among others, those relating to failure to make payments, bankruptcy, breaches of representations, significant changes in ownership, and material adverse effects. The Company’s obligations under the note are not secured by any collateral.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On April 3, 2020, as a result of the COVID-19 pandemic, the Company announced a temporary pause in enrollment in our current clinical study.  The Company reauthorized recruitment and enrollment on May 20, 2020 and intends to continue as long conditions allow. At this time continued uncertainty remains regarding possible risk to our clinical monitoring access, supply chain and limitation on the resources of our investigational sites.

Other than noted above, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 On June 22, 2020, the company issued 7,000 shares of common stock and a warrant to purchase an equal number of shares of common stock to an accredited investor for total gross proceeds of approximately $28,000 pursuant to 2020 Securities Purchase Agreement. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $6.00 per share. The exercise price of the warrant and the number of the shares issuable upon exercise of the warrant are subject to customary adjustments prior to exercise upon the occurrence of certain events affecting all outstanding shares of common stock. The shares and warrant were issued in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to an “accredited investor,” as defined in Rule 501 of Regulation D of the SEC, without the use of any general solicitations or advertising to market or otherwise offer the securities for sale. None of the shares, warrant or shares of common stock issued upon exercise of the warrant have been registered under the Securities Act or applicable state securities laws and none may be offered or sold in the United States absent registration under the Securities Act, or an exemption from such registration requirements.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 000-55242.

Exhibit No.	Description	Manner of Filing
3.1	Certificate of Incorporation, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.1 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference
3.2	Bylaws, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.2 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed June 11, 2020).	Incorporated by Reference
10.2	Form of Warrants issued May 22, June 5, June 15, and June 22, 2020 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 11, 2020)	Incorporated by Reference
10.3*	Employment agreement with Jennifer K Simpson dated July 15, 2020 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 16, 2020)	Incorporated by Reference
10.4*	Form of Employee Confidentiality and Intellectual Property Assignment Agreement with Company Officers	Filed Electronically
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
101

Financial statements from the quarterly report on Form 10-Q of Sun BioPharma, Inc. for the quarter ended June 30, 2020, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

Filed Electronically

 ________________
* Management compensatory arrangement required to be filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN BIOPHARMA, INC.

Date: August 11, 2020	/s/ Jennifer K. Simpson
Jennifer K. Simpson President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 11, 2020	/s/ Susan Horvath
Susan Horvath Vice President of Finance, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)