Form 10-Q
period 2020-09-30
Sun BioPharma, Inc.
filed 2020-11-12
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020 Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No.: 001-39468

Sun BioPharma, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0543922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 Vista Blvd #305, Waconia, Minnesota 55387
(Address of principal executive offices)

(952) 479-1196
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	SNBP	The Nasdaq Stock Market LLC

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

On November 11, 2020 there were 9,649,427 shares of the registrant’s common stock, par value $0.001, outstanding.

Sun BioPharma, Inc.
Index to Quarterly Report on Form 10-Q

Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	19
Item 4.	Controls and Procedures.	20

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

Sun BioPharma, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$10,870	$2,449
Prepaid expenses and other current assets	335	283
Income tax receivable	228	361
Total current assets	11,433	3,093
Other noncurrent assets	52	51
Total assets	$11,485	$3,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$422	$597
Accrued expenses	632	304
Term debt	37	116
Payroll protection plan loan	103	-
Unsecured promissory note payable	742	742
Total current liabilities	1,936	1,759

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of September 30, 2020 and December 31 2019	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 9,649,427 and 6,631,308 shares issued and outstanding as of September 30, 2020 and December 31, 2019 respectively	10	7
Additional paid-in capital	54,544	42,331
Accumulated deficit	(45,146)	(41,258)
Accumulated comprehensive income	141	305
Total stockholders' equity	9,549	1,385
Total liabilities and stockholders' equity	$11,485	$3,144

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
General and administrative	$1,223	$622	$2,348	$1,505
Research and development	773	720	1,805	1,578
Operating loss	(1,996)	(1,342)	(4,153)	(3,083)

Other (expense) income:
Interest expense	(3)	(3)	(12)	(2,187)
Other income (expense)	239	(219)	55	(287)
Total other income (expense)	236	(222)	43	(2,474)

Loss before income tax benefit	(1,760)	(1,564)	(4,110)	(5,557)

Income tax benefit	89	190	222	331

Net loss	(1,671)	(1,374)	(3,888)	(5,226)
Foreign currency translation adjustment	(246)	202	(164)	219
Comprehensive loss	$(1,917)	$(1,172)	$(4,052)	$(5,007)

Basic and diluted net loss per share	$(0.21)	$(0.23)	$(0.55)	$(0.97)
Weighted average shares outstanding - basic and diluted	7,888,609	6,009,904	7,085,326	5,385,986

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balances as of January 1, 2020	6,631	$7	$42,331	$(41,258)	$305	$1,385

Warrants issued for future services	-	-	228	-	-	228
Stock-based compensation	-	-	112	-	-	112
Net loss	-	-	-	(1,798)	-	(1,798)
Foreign currency translation adjustment	-	-	-	-	797	797
Balances as of March 31, 2020	6,631	$7	$42,671	$(43,056)	$1,102	$724

Sale of common stock and warrants	437	-	1,746	-	-	1,746
Stock-based compensation	-	-	264	-	-	264
Net loss	-	-	-	(419)	-	(419)
Foreign currency translation adjustment	-	-	-	-	(715)	(715)
Balances as of June 30, 2020	7,068	$7	$44,681	$(43,475)	$387	$1,600

Public offering -issuance of common stock and warrants	2,545	3	9,218	-	-	9,221
Exercise of warrants for cash	28	-	52	-	-	52
Exercise of warrants, cashless	8	-	-	-	-	-
Stock-based compensation	-	-	593	-	-	593
Net loss	-	-	-	(1,671)	-	(1,671)
Foreign currency translation adjustment	-	-	-	-	(246)	(246)
Balances as of September 30, 2020	9,649	$10	$54,544	$(45,146)	$141	$9,549

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)
Balances as of January 1, 2019	5,077	$5	$35,038	$(35,058)	$283	$268

Beneficial conversion feature on convertible notes payable	-	-	353	-	-	353
Warrants issued with sale of convertible notes payable	-	-	419	-	-	419
Common stock converted into convertible notes payable	(7)	-	(25)	-	-	(25)
Stock-based compensation	-	-	10	-	-	10
Net loss	-	-	-	(1,581)	-	(1,581)
Foreign currency translation adjustment	-	-	-	-	(32)	(32)
Balances as of March 31, 2019	5,070	$5	$35,795	$(36,639)	$251	$(588)

Conversion of convertible notes payable and accrued interest	652	1	2,280	-	-	2,281
Stock-based compensation	-	-	412	-	-	412
Net loss	-	-	-	(2,271)	-	(2,271)
Foreign currency translation adjustment	-	-	-	-	49	49
Balances as of June 30, 2019	5,722	$6	$38,487	$(38,910)	$300	$(117)

Sale of common stock and warrants	902	1	3,141	-	-	3,142
Stock-based compensation	-	-	536	-	-	536
Net loss	-	-	-	(1,374)	-	(1,374)
Foreign currency translation adjustment	-	-	-	-	202	202
Balances as of September 30, 2019	6,624	$7	$42,164	$(40,284)	$502	$2,389

See accompanying notes to condensed consolidated financial statements.

Sun BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2020	2019
Cash flows from operating activities:
Net loss	$(3,888)	$(5,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	969	958
Amortization of debt discount	-	2,061
Amortization of debt issuance costs	-	12
Non-cash interest expense	-	102
Changes in operating assets and liabilities:
Income tax receivable	133	44
Prepaid expenses and other current assets	64	(12)
Accounts payable	(347)	179
Accrued liabilities	328	15
Net cash used in operating activities	(2,741)	(1,867)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants net of offering costs of $2	1,746	3,142
Proceeds from public offering of common stock and warrants net of underwriters discount and offering costs of $1,165	9,335	-
Proceeds from the sale of convertible promissory notes, net of debt issuance costs of $7	-	810
Proceeds from exercise of warrants	52	-
Proceeds from payroll protection loan	103	-
Repayment of demand note	-	(25)
Repayments of term debt	(81)	(82)
Net cash provided by financing activities	11,155	3,845

Effect of exchange rate changes on cash	7	(6)

Net change in cash	8,421	1,972
Cash at beginning of period	2,449	1,405
Cash at end of period	$10,870	$3,377

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$5	$11

Supplemental disclosure of non-cash transactions:
Warrants issued for future services	$228	$-
Warrants issued to underwriter	$353	$-
Cashless exercise of warrants	$8	$-
Amortization of warrants as offering costs	$114	$-
Beneficial conversion feature on convertible notes	$-	$353
Warrants issued with convertible notes	$-	$419
Common stock converted into convertible notes payable	$-	$25
Conversion of convertible notes payable and accrued interest into common stock	$-	$2,281
Issuance of unsecured promissory note in exchange of vendor accounts payable	$-	$742

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

We have incurred losses of $45.1 million since our inception in 2011. For the nine months ended September 30, 2020, we incurred a net loss of $3.9 million. We also incurred negative cash flows from operating activities of $2.7 million for this period. As we continue to pursue development activities and seek commercialization of our initial product candidate, SBP-101, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of September 30, 2020, we had cash of $10.9 million, working capital of $9.5 million, (current assets less current liabilities) and stockholders’ equity of $9.5 million. On September 1, 2020, the Company completed an underwritten public offering of common stock resulting in net proceeds, after deducting the underwriting discount and other offering expense, of $9.3 million and the listing of our common stock on the Nasdaq Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”). Prior to the public offering the Company’s principal sources of cash consisted of issuances of debt and equity securities through private placements. As a result of the Company’s listing on Nasdaq an unsecured promissory note in the amount of $742,000 became payable. The Company used a portion of the net proceeds of the underwritten offering to pay this balance in full early in the fourth quarter.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm included a paragraph emphasizing this going concern uncertainty in their audit report regarding our 2019 financial statements dated March 24, 2020. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our SBP-101 product candidate. These factors, among others, raised substantial doubt about our ability to continue operations as a going concern. See Note 4 titled “Liquidity and Business Plan.”

In March 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) a global pandemic. Actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including through issuances of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to significantly reduced economic activity. While many state and local authorities have started to reopen businesses, others have adopted additional measures to mitigate COVID-19 and the rapid development and uncertainty of the situation continues to preclude any prediction as to the ultimate impact COVID-19 will have on the Company's business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States and Australia. On April 3, 2020, we initiated a temporary pause in the enrollment of new patients in our ongoing clinical trial. On May 20, 2020, we reauthorized our clinical sites to resume recruitment and enrollment of patients in our clinical trial. We continued to treat patients already enrolled throughout the temporary pause in enrollment. New enrollments have not been interrupted again since the temporary pause was lifted in May of 2020.

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

4.     Liquidity and Business Plan

On September 1, 2020, the Company consummated an underwritten public offering of 2,545,454 shares of common stock and warrants to purchase the same number of shares of common stock which resulted in net proceeds of approximately $9.3 million. In the quarter ended June 30, 2020, the Company sold common stock and warrants to purchase common stock in private placements to certain accredited investors resulting in net proceeds of approximately $1.7 million. We expect the proceeds of these offerings will be sufficient to fund our planned business operations into the first half of 2022. We will need to raise additional capital in the future to support our operations.

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

Foreign currency translation adjustments

The functional currency of Sun BioPharma Australia Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Sun BioPharma Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity (deficit). During the nine-month periods ended September 30, 2020 and 2019, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

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

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of:

	September 30,
	2020	2019
Employee and non-employee stock options	2,170,459	1,711,511
Common stock issuable under common stock purchase warrants	6,571,468	3,417,099
	8,741,927	5,128,610

6.     Indebtedness

Term debt

The terms of our unsecured loan (the “Term Debt”) payable to the Institute for Commercialization of Public Research, Inc. (the “Institute”) which was amended in December of 2019 to extend the maturity date from December 31, 2019 to December 31, 2020, remain unchanged as of September 30, 2020. The fair market value of the warrants issued in 2019 in exchange for modification of the terms is being amortized to interest expense over the remaining term of the loan. The amendment requires the continuation of monthly payments of principal and interest totaling $10,000. The unpaid principal balance on September 30, 2020 was $39,000.

PPP loan

On May 1, 2020, the Company obtained a loan in the principal amount of approximately $103,000 from Bank of America pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act administered by the U.S. Small Business Administration (“SBA”). In accordance with the requirements of the CARES Act, the Company has used the proceeds of the loan exclusively for qualified expenses, including payroll costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. The loan is evidenced by an unsecured promissory note and interest is scheduled to accrue on the outstanding balance at a rate of 1.0% per annum beginning on November 1, 2020. However, the Company expects to be eligible to apply for forgiveness of up to all of the principal and interest due under the loan, in an amount equal to the sum of qualified expenses under the PPP during the twenty-four weeks following disbursement. Notwithstanding the Company’s anticipated eligibility to apply for forgiveness, no assurance can be given that it will obtain forgiveness of all or any portion of the amount due under the loan. Subject to any such forgiveness granted under the PPP, the loan is scheduled to mature on May 1, 2022 and may require us to commence payments of principal and interest as soon as November 2020. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The unsecured promissory note governing the loan provides for customary events of default, including, among others, those relating to failure to make payments, bankruptcy, breaches of representations, significant changes in ownership, and material adverse effects. The Company’s obligations under the note are not secured by any collateral. The Company completed the application for forgiveness in November 2020, although a decision is not expected from the SBA before December 31, 2020.

Other indebtedness

On May 17, 2019, the Company executed an unsecured promissory note with a vendor that relieved the Company’s immediate obligation to pay the outstanding vendor invoices. The outstanding vendor invoices totaling approximately $742,000 were removed from the Company’s accounts payable as consideration for the promissory note. The promissory note was unsecured, did not bear interest and the balance became payable in full on September 1, 2020 as a result of the Company’s stock being listed on the Nasdaq securities exchange. On October 6, 2020, the Company paid the balance in full.

7.     Stockholders’ Equity

Public offering of common stock and warrants

On September 1, 2020, the Company closed an underwritten public offering of 2,545,454 shares of its common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $4.54. The gross proceeds from the offering was approximately $10.5 million. The net proceeds, after deducting the underwriters discount and other offering costs was approximately $9.3 million. The securities were offered pursuant to a registration statement on Form S-1 (File No. 333-239661). In connection with this offering, the Company’s common stock was approved for listing and began trading on Nasdaq on August 28, 2020. See also Note 4, titled “Liquidity and Business Plan.”

Underwriter common stock

On September 1, 2020, the Company issued to the underwriter in the public offering a five-year warrant to purchase 127,273 shares of common stock at an exercise price of $4.538. The fair market value of the warrant, totaling approximately $353,000, has been charged against the net proceeds of the sale of the common stock on that date.

Exercise of Warrants to purchase common stock

On September 1, 2020, the Company issued 35,665 shares of common stock as a result of the exercise of outstanding warrants that were set to expire as a result of the public offering. All of the warrants were exercised at $1.875 per share. Of the shares issued, 27,500 were issued for approximately $52,000 cash. One warrant to purchase 15,000 shares of common stock was exercised on a net, cashless basis, resulting in the issuance of the remaining 8,165 shares.

Private placements of common stock and warrants

During the nine months ended September 30,2020, the Company issued an aggregate of 437,000 shares of common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock pursuant to securities purchase agreements. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $6.00. See Note 4, titled “Liquidity and Business Plan.”

Warrants to purchase common stock issued for future services

On February 21, 2020, the Company issued to a service provider a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $6.49 per share. The fair market value of the warrant in the amount of approximately $228,000 was capitalized and will be charged against future proceeds. On September 1, 2020, one half of the capitalized amount was charged against additional paid in capital to recognize the partial completion of the services retained.

Shares of common stock reserved for future issuance were as follows as of September 30, 2020:

Stock options outstanding	2,170,459
Shares available for grant under equity incentive plan	893,901
Common shares issuable under outstanding common stock purchase warrants	6,571,468
9,635,828

8.     Stock-based Compensation

2016 Omnibus Incentive Plan

The Sun BioPharma, Inc. 2016 Omnibus Incentive Plan, as last amended effective April 9, 2020 (the “2016 Plan”), has been approved by our Board of Directors and ratified by our stockholders. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan with an exercise price not less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. Under the 2016 Plan, a total of 2,800,000 shares of common stock have been reserved for issuance. As of September 30, 2020, options to purchase 1,906,099 shares of common stock were outstanding under the 2016 Plan and 893,901 shares remained available for future awards.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Sun BioPharma, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the receipt of stockholder approval for the 2016 Plan. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of September 30, 2020, options to purchase 264,360 shares of common stock remained outstanding under the 2011 Plan.

Stock-based Compensation Expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 30, 2020 vest based upon time-based and performance conditions. There was approximately $1.7 million unamortized stock-based compensation expense related to options granted to employees as of September 30, 2020.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
General and administrative	$860	$573
Research and development	109	385
	$969	$958

Details of options granted, exercised, cancelled or forfeited during the nine months ended September 30, 2020 follows:

	Shares Available for Grant	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2020	19,549	1,744,811	$6.53	$1,047,197
Additional shares available to grant	1,300,000	-	-
Granted	(425,648)	425,648	7.48
Exercised	-	-	-
Cancelled	-	-	-
Forfeitures	-	-	-

Balance at September 30, 2020	893,901	2,170,459	$6.71	$96,122

Information about stock options outstanding, vested and expected to vest as of September 30, 2020, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.875	-	$1.10	26,360	2.25	$1.03	26,360	2.25
$2.275	-	$2.50	38,000	3.37	$2.46	38,000	3.37
$2.95	-	$3.70	774,100	7.57	$3.04	605,950	7.26
$4.50	-	$8.10	751,900	7.94	$6.24	563,500	7.39
$9.99	-	$10.10	266,048	9.18	$9.99	107,012	8.28
$15.10			314,051	5.65	$15.10	310,551	5.70

Totals			2,170,459	7.48	$6.36	1,651,373	7.07

Key assumptions

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the nine months ended September 30, 2020:

	2020
Common stock fair value	$4.82	-	$9.99
Risk-free interest rate	0.29%	-	0.39%
Expected dividend yield		0
Expected Option life (years)	5.00	-	5.75
Expected stock price volatility		90%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially and adversely from the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (i) our ability to obtain additional funding to complete a Phase 2 clinical trial; (ii) progress and success of our pending and any subsequent clinical trials; (iii) the impact of the COVID-19 pandemic on our ability to add new clinical sites for, complete enrollment in and administer clinical trials; (iv) our ability to demonstrate the safety and effectiveness of our SBP-101 product candidate (v) our ability to obtain regulatory approvals for our SBP-101 product candidate in the United States, the European Union or other international markets; (vi) the market acceptance and level of future sales of our SBP-101 product candidate; (vii) the cost and delays in product development that may result from changes in regulatory oversight applicable to our SBP-101 product candidate; (viii) the rate of progress in establishing reimbursement arrangements with third-party payors; (ix) the effect of competing technological and market developments; (x) the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and (xi) such other factors as discussed in Part I, Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

In August 2015, the Food and Drug Administration of the United States (“FDA”) granted an Investigational New Drug (“IND”) approval for our SBP-101 product candidate. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the mono-therapy, dose-escalation phase of a Phase 1 safety trial and published results in the Spring of 2018. The Company’s second trial, a Phase 1a/1b combination of SBP-101 with gemcitabine and nab-paclitaxel in patients previously untreated for metastatic pancreatic ductal adenocarcinoma (“PDA”), began dosing patients in June of 2018. The Phase 1a portion of this study has a total of 4 dosing levels, cohorts, and determined a recommended dose (and schedule) of SBP-101 to be given in combination with standard treatment. The Company completed enrollment of the fourth cohort in the quarter ended March 31, 2020. Enrollment in the expansion cohort (1b) phase of the trial began immediately after enrollment in the fourth cohort. Due to the COVID-19 pandemic, the Company paused enrollment in the expansion phase of the study for 7 weeks in the quarter ended June 30, 2020. All patients enrolled prior to the pause continued to receive treatment. Recruiting and enrollment of subjects resumed in May of 2020 and has continued without further interruptions. Promising interim results were presented in a poster presentation at ASCO-GI. The poster contained data as of January 4, 2020 in the response-evaluable subjects in cohorts 2 and 3 (N=13). The conclusions, at that time, reflected (i) an objective response rate of 62%; 4 PRs were observed after 2 cycles of therapy and 4 PRs were observed after 4 cycles of therapy and (ii) a disease control rate (“DCR”) of 85% by RECIST criteria (at least SD for ≥ 16 weeks); 4 subjects had not reached week 16 scans. Subsequent to the publication of these results, an investigator reclassified one patient from PR to SD, resulting in an objective response rate of 54%. Results of the full (1a/1b) study are expected to become available in the first half of 2021.

In June of 2020, the FDA designated a Fast Track development program to the investigation of SBP-101 for the treatment of first-line patients with metastatic PDA when administered in combination with gemcitabine and nab-paclitaxel.

Additional clinical trials will be required for FDA approval or other similar approvals if the results of the current clinical trial of our SBP-101 product candidate remain positive. We are evaluating the appropriate timing and study design of the next clinical trial to be initiated at the completion of the expansion phase of the current study. It is expected to be a randomized trial for patients with first-line metastatic PDA. Current resources will allow us to begin this next trial in the first half of 2021, but additional funds will likely be required to complete the trial. The cost and timing of additional clinical trials are highly dependent on the nature and size of the trials.

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

Financial Overview

We have incurred losses of $45.1 million since the inception of our business in 2011. For the nine months ended September 30, 2020, we incurred a net loss of $3.9 million. We also incurred negative cash flows from operating activities of $2.7 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash was approximately $10.9 million and $2.4 million as of September 30, 2020 and December 31, 2019, respectively.

On September 1, 2020 we closed a public offering of 2,545,454 shares of common stock and five-year warrants to purchase the same amount of common stock. The gross proceeds of the offering were approximately $10.5 million. We received net proceeds of approximately $9.3 million, after deducting the underwriting discounts and commissions and offering expenses. In connection with this offering the Company’s common stock was approved for listing and began trading on the Nasdaq Capital Market tier of the Nasdaq Stock Market LLC (“Nasdaq”) on August 28, 2020. We expect the cash on hand at the end of the third quarter will be sufficient to fund our planned business operations into the first half of 2022.

Other than the temporary pause in enrollment in our current clinical trial, the Company has not experienced any significant disruptions to our operations as a result of the COVID-19 pandemic. Recruitment and enrollment were resumed in May of 2020 and will continue as conditions allow until the expansion cohort is fully enrolled which is expected by the end of 2020. The Company was not required to change management practices as it was decentralized prior to the COVID-19 pandemic.

Based on anticipated use of cash we expect the proceeds of the recent sale of equity securities will be sufficient to fund our expected operations into the first half of 2022.We will need to obtain additional funds to continue our operations and execute our current business plans, including completing required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets, and laboratory studies to explore potential indications in other cancer types. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

If we are unable to obtain additional financing when needed, we will likely need to reduce our operations by taking actions that may include, among other things, reducing use of outside professional service providers, reducing staff or reducing staff compensation, significantly modifying or delaying the development of our SBP-101 product candidate, licensing rights to third parties, including the right to commercialize our SBP-101 product candidate for pancreatic cancer, or other applications that we would otherwise seek to pursue, or discontinue operations entirely.

Results of Operations

Comparison of the results of operations (in thousands):

	Three months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent Change	2020	2019	Percent Change
Operating Expenses
General and administrative	$1,223	$622	96.6%	$2,348	$1,505	56.0%
Research and development	773	720	7.4%	1,805	1,578	14.4%
Total operating expenses	1,996	1,342	48.7%	4,153	3,083	34.7%

Other income (expense) net	236	(222)	-206.3%	43	(2,474)	-101.7%
Income tax benefit	89	190	-53.2%	222	331	-32.9%

Net Loss	$(1,671)	$(1,374)	21.6%	$(3,888)	$(5,226)	-25.6%

General and administrative (“G&A”) expenses consist primarily of salaries, incentive compensation and other employee benefits, including stock-based compensation. Other G&A expenses include professional fees for accounting and tax, legal services, insurance, and costs associated with being a publicly traded company including directors and officer’s liability insurance premiums.

Research and development (“R&D”) expenses consist primarily of clinical and regulatory costs, costs incurred under agreements with contract research organizations, pre commercial manufacturing and stability testing and employee compensation related expenses.

R&D and G&A expenses include non-cash stock-based compensation expense because of our issuances of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 30, 2020 vest upon performance and time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for (in thousands):

	Nine Months Ended September 30
	2020	2019
General and administative	$860	$573
Research and development	109	385
Total stock based compensation	$969	$958

Other Expense, net consists primarily to foreign currency exchange gains or losses and amortization of debt discounts on convertible notes.

Three months ended September 30, 2020 and September 30, 2019

General and administrative expense

For the three months ended September 30, 2020 and 2019 G&A expenses were $1.2 million and $0.6 million, respectively. The increase is due to higher employee compensation expense.

Research and development expense

For the three months ended September 30, 2020 and 2019 R&D expenses were $0.8 million and $0.7 million, respectively. The increase was primarily due to higher spending on the current clinical trial.

Other income (expense), net

Other income, net, was $236,000 for the three months ended September 30, 2020 and is primarily the result of a foreign currency exchange gain. The net expense of approximately $222,000 in the three months ended September 30, 2019 is primarily a foreign exchange loss.

Income tax benefit

Income tax benefit decreased to $89,000 for the three months ended September 30, 2020 down from $190,000 during the three months ended September 30, 2019. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia which were decreased in the quarter.

Nine months ended September 30, 2020 and September 30, 2019

General and administrative expense

For the nine months ended September 30, 2020 and 2019 G&A expenses were $2.3 million and $1.5 million, respectively. The increase is due to increased employee compensation expense as well as increased spending on consulting and legal services.

Research and development expense

For the nine months ended September 30, 2020 and 2019 R&D expenses were $1.8 million and $1.6 million, respectively. The increase was due primarily to increased spending on the current clinical trial resulting from 2 new sites in 2020 versus the same period in 2019.

Other income (expense), net

Other income, net, was $43,000 for the nine months ended September 30, 2020 and is primarily the result of a foreign currency exchange gain. The net expense approximately $2.5 million in the nine months ended September 30, 2019 is primarily the amortization of debt discount on convertible notes sold in December 2018 and January 2019, all of which converted into equity securities in 2019.

Income tax benefit

Income tax benefit decreased slightly to $222,000 for the nine months ended September 30, 2020 down from $331,000 during the nine months ended September 30, 2019. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2020 and December 31, 2019 and our cash flow data for the nine months ended September 30, 2020 and 2019 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	September 30, 2020	December 31, 2019
Cash	$10,870	$2,449
Working capital	$9,497	$1,334

Cash Flow Data	Nine Months Ended September 30,
	2020	2019
Cash Provided by (Used in):
Operating Activities	$(2,741)	$(1,867)
Investment Activities	-	-
Financing Activities	11,155	3,845
Effect of exchange rate changes on cash	7	(6)
Net change in cash	$8,421	$1,972

Working Capital

Our total cash was $10.9 million and $2.4 million as of September 30, 2020 and December 31, 2019, respectively. We had $1.9 million in current liabilities and working capital of $9.5 million as of September 30, 2020, compared to $1.8 million in current liabilities and a working capital of $1.3 as of December 31, 2019.  Working capital is calculated as current assets less current liabilities.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.7 million in the nine months ended September 30, 2020 compared to $1.9 million in the nine months ended September 30, 2019. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $11.2 million and $3.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The cash provided for the nine months ended September 30, 2020 represents the net proceeds of $9.3 million from the underwritten public offering completed on September 1, 2020 and the sales of common stock and warrants in private placements to accredited investors completed in May and June of 2020 for net proceeds of $1.7 million. The cash provided for the nine months ended September 30, 2019 represents the net proceeds from the sale of convertible notes and the sale of common stock and warrants in private placements to accredited investors.

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

Our future capital uses, and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●

the progress of clinical trials required to support our applications for regulatory approvals, including our Phase 1a /1b clinical trial, a human clinical trial in Australia and the United States, and the planning and initiation of the next clinical trial, likely a randomized trial in several countries;

●	the impact of the COVID-19 pandemic on our ability to monitor and complete enrollment in our clinical trials;

●	our ability to demonstrate the safety and effectiveness of our SBP-101 product candidate;

●	our ability to obtain regulatory approval of our SBP-101 product candidate in the United States, the European Union or other international markets;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our SBP-101 product candidate;

●	the cost and delays in product development that may result from the uncertain impact of the current global pandemic;

●	the market acceptance and level of future sales of our SBP-101 product candidate;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments; and

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims.

We traditionally have used the sale of equity securities and debt to fund our ongoing business operations and short-term liquidity needs. As of September 30, 2020, we did not have any existing credit facilities under which we could borrow funds.

We expect that we will have only modest increases in expenditures in order to continue our efforts to grow our business, complete our Phase 1a clinical trial and begin the next clinical trial for our SBP-101 product candidate. We also expect to invest in additional R&D efforts on mechanism of action, biomarkers, additional indications in other cancer types and the possibility of SBP-101 to act as a sensitizing agent for certain immunotherapies. The exact amounts and timing of any expenditure may vary significantly from our current intentions. We will need to obtain additional funds to continue our operations and execute our business plans including completion of required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data is inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

If we are unable to obtain additional financing when needed, we will likely need to reduce our operations by taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff size or reduce staff compensation, significantly modifying or delaying the development of our SBP-101 product candidate, licensing rights to third parties, including the right to commercialize our SBP-101 product candidate for patients with pancreatic cancer, or other applications that we would otherwise seek to pursue, or discontinuing operations entirely.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interests of our current stockholders could be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we issue preferred stock, it could affect the rights of our stockholders or reduce the value of our common stock. Specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our regulatory approvals and commercialization goals and harm our business.

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

Indebtedness

As of September 30, 2020, we had indebtedness totaling $0.9 million. This includes a balance of $0.7 million due under an unsecured, non-interest-bearing promissory note. The note became payable when the Company was listed on Nasdaq on September 1, 2020 and was paid in full subsequent to the close of the quarter. We also had a balance of $39,000 due under an unsecured loan that accrues an annual interest of 4.125% which is scheduled to mature on December 31, 2020. We commenced monthly payments of principal and interest on that loan totaling $10,000 per month on May 1, 2018.

Also included in our indebtedness is a loan obtained by the Company on May 1, 2020 in the principal amount of approximately $103,000 from Bank of America pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act administered by the U.S. Small Business Administration (“SBA”). In accordance with the requirements of the CARES Act, the Company has used the proceeds of the loan exclusively for qualified expenses, including payroll costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. The loan is evidenced by an unsecured promissory note and interest is scheduled to accrue on the outstanding balance at a rate of 1.0% per annum beginning on November 1, 2020. However, the Company expects to be eligible to apply for forgiveness of up to all of the principal and interest due under the loan, in an amount equal to the sum of qualified expenses under the PPP during the twenty-four weeks following disbursement. Notwithstanding the Company’s anticipated eligibility to apply for forgiveness, no assurance can be given that it will obtain forgiveness of all or any portion of the amount due under the loan. Subject to any such forgiveness granted under the PPP, the loan is scheduled to mature on May 1, 2022 and may require us to commence payments of principal and interest as soon as November 2020. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The unsecured promissory note governing the loan provides for customary events of default, including, among others, those relating to failure to make payments, bankruptcy, breaches of representations, significant changes in ownership, and material adverse effects. The Company’s obligations under the note are not secured by any collateral. The Company completed the application for forgiveness in November 2020, although a decision is not expected from the SBA before December 31, 2020.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Other than noted below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

On April 3, 2020, as a result of the COVID-19 pandemic, the Company announced a temporary pause in enrollment in our current clinical study. The Company reauthorized recruitment and enrollment on May 20, 2020. Enrollment resumed at all clinical sites will continue as long conditions allow. At this time continued uncertainty remains regarding possible risk to our clinical monitoring access, supply chain and limitation on the resources of our investigational sites.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 1, 2020, the Company issued 35,665 shares of common stock as a result of the exercise of outstanding warrants that were set to expire as a result of the public offering. All of the warrants were exercised at $1.875 per share. Of the shares issued, 27,500 were issued for approximately $52,000 cash. One warrant to purchase 15,000 shares of common stock was exercised on a net, cashless basis, resulting in the issuance of the remaining 8,165 shares. The shares were issued in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to “accredited investors,” as defined in Rule 501 of Regulation D of the SEC, without the use of any general solicitation or advertising to market or otherwise offer the securities for sale. None of the shares issued have been registered under the Securities Act or applicable state securities laws and none may be offered or sold in the United States absent registration under the Securities Act, or an exemption from such registration requirements.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 000-55242.

Exhibit No.	Description	Manner of Filing
3.1	Certificate of Incorporation, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.1 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

3.2	Bylaws, as amended through May 12, 2016 (incorporated by reference to Exhibit 3.2 to quarterly report on Form 10-Q for the quarter ended June 30, 2016)	Incorporated by Reference

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 Form S-1 effective August 27, 2020)	Incorporated by Reference

4.2	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 Form S-1 effective August 27, 2020)	Incorporated by Reference

4.5	Warrant Agency Agreement with VStock Transfer, LLC dated September 1, 2020 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 1, 2020)	Incorporated by Reference

4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed September 1, 2020)	Incorporated by Reference

10.1*	Employment agreement with Jennifer K Simpson dated July 15, 2020 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 16, 2020)	Incorporated by Reference

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

101

Financial statements from the quarterly report on Form 10-Q of Sun BioPharma, Inc. for the quarter ended September 30, 2020, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

Filed Electronically

* Management compensatory arrangement required to be filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN BIOPHARMA, INC.

Date: November 12, 2020	/s/ Jennifer K. Simpson
Jennifer K. Simpson President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 12, 2020	/s/ Susan Horvath
Susan Horvath Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)