Form 10-K
period 2020-12-31
Panbela Therapeutics, Inc.
filed 2021-03-25
CIK 1029125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39468

PANBELA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0543922
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)
712 Vista Blvd, #305
Waconia, Minnesota	55387
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 479-1196

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	PBLA	The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

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

Accelerated filer ☐
Large accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to price at which the registrant’s common stock was last sold as of June 30, 2020 was $30,195,812.

As of March 23, 2021, there were 10,083,872 shares of the registrant’s common stock outstanding.

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

In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include:

●	our lack of diversification and the corresponding risk of an investment in our Company;

●	potential deterioration of our financial condition and results due to failure to diversify;

●	our ability to obtain additional capital, on acceptable terms or at all, required to implement our business plan;

●	progress and success of our Phase 1 clinical trial;

●	our ability to continue the development with a randomized clinical trial;

●	our ability to demonstrate safety and effectiveness of our product candidate;

●	our ability to obtain regulatory approvals for our product candidate in the United States, the European Union or other international markets;

●	the market acceptance and future sales of our product candidate;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidate;

●	the rate of progress in establishing reimbursement arrangement with third-party payors;

●	the effect of competing technological and market developments;

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and

●	other risk factors included under the caption “Risk Factors” starting on page 23 of this report.

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

As used in this report, unless specifically indicated, the terms “Panbela”,” the “Company,” “we,” “us,” “our” and similar references refer to Panbela Therapeutics, Inc. and its wholly owned subsidiary, Panbela Therapeutics Pty Ltd. Panbela Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2011. The term “common stock” refers to our common stock, par value $0.001 per share. The Company was formally known as Sun BioPharma, Inc. and our wholly owned subsidiary was formally known as Sun BioPharma Australia Pty Ltd; the name changes were completed in December 2020.

Overview

Panbela is a clinical stage biopharmaceutical company developing disruptive therapeutics for the treatment of patients with cancer. Our product candidate, SBP-101, is a proprietary polyamine analogue designed to induce polyamine metabolic inhibition (“PMI”), a metabolic pathway of critical importance in multiple tumor types. Many tumors require greatly elevated levels of polyamines to support their growth and survival. For example, of all the human tissues, the exocrine pancreas has the highest level of native spermidine making pancreatic cancer the logical focus for initial development. Panbela initially licensed SBP-101 from the University of Florida Research Foundation (“UFRF”) in 2011. SBP-101 has been shown to be an effective tumor growth inhibitor in preclinical studies of human pancreatic cancer models, demonstrating potential superior and complementary activity to existing U.S. Food and Drug Administration (“FDA”) approved chemotherapy agents. SBP-101 has demonstrated encouraging activity against primary and metastatic disease in clinical trials of patients with pancreatic cancer. The safety results and PMI profile demonstrated in our completed first-in-human safety study provide support for the current study of SBP-101 in combination with one standard pancreatic cancer treatment regimen in patients previously untreated for metastatic pancreatic cancer.

To facilitate and accelerate the development of this compound in the pancreatic cancer indication, we have also acquired data and materials related to this technology from other researchers. We believe that SBP-101, if successfully developed, may represent a novel approach that effectively treats patients with pancreatic cancer and could become a dominant product in that market. Only three first-line treatment combinations, a single maintenance treatment for a subset (3-7%) of patients, and one second-line drug have been approved by the FDA for pancreatic cancer in the last 25 years.

In August 2015, the FDA accepted our Investigational New Drug (“IND”) application for our SBP-101 product candidate.

We have completed an initial clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase 1, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of the Phase 1 trial. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level. In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the Response Evaluation Criteria in Solid Tumors (“RECIST”), the currently accepted standard for evaluating change in the size of tumors. A summary of both the safety and preliminary signals of efficacy for this completed clinical trial is contained later in this document under Clinical Development – Pancreatic Cancer, Phase 1 Clinical Trial Design and Completion (SBP-101 Monotherapy).

In 2018 we began enrolling patients in our second clinical trial, a Phase 1a/1b study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in 4 cohorts to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion phase of the trial. Preliminary results were presented in a poster at the American Society of Clinical Oncology - GI conference (“ASCO-GI”) in January 2020. After completion of enrollment in the expansion phase, some serious adverse events related to vision were reported. We have held administration of our drug and continued all other trial activities as we work with FDA to understand the significance of the serious adverse events and inform future studies, including potentially implementing a visual screening program. We expect interim results from the completed trial to be available in mid-2021. Further details regarding the study design, safety and interim signals of efficacy are contained later in this document under Clinical Development – Pancreatic Cancer, Phase 1a/1b Clinical Trial Design and Interim Results (First Line Combination Therapy).

Through December 31, 2020, we had:

●	secured an orphan drug designation from the FDA;

●	submitted and received acceptance from the FDA for an IND application;

●	received acceptance of a Clinical Trial Notification from the Australian Therapeutic Goods Administration;

●	completed a Phase 1a monotherapy safety study of SBP-101in the treatment of patients with metastatic pancreatic ductal adenocarcinoma;

●	received “Fast Track” designation from the FDA for SBP-101 for metastatic pancreatic cancer;

●	completed process improvement measures expected to be scalable for commercial use and secured intellectual property on this process; and

●

completed enrollment in our second Phase 1a /1b clinical study of SBP-101, a first-line study with SBP-101 given in combination with a current standard of care in patients with pancreatic ductal adenocarcinoma who are previously untreated for metastatic disease; a total of 50 subjects were enrolled in this study, 25 in the Phase 1a and 25 in the Phase 1b or expansion phase.

Introduction

An effective treatment for pancreatic cancer remains a major unmet medical need. Adenocarcinoma of the pancreas, which accounts for approximately 95% of all cases of pancreatic cancer, has a median overall survival of 8 to 11 months in clinical studies of patients with favorable prognostic signs and optimal standard chemotherapy. A recent report from the Pancreatic Cancer Action Network states that pancreatic cancer deaths in the United States have surpassed those from breast cancer and will soon surpass deaths from colorectal cancer to rank number two in US cancer deaths, behind only lung cancer in 2020. The five-year survival rate remains less than 3% for patients diagnosed with metastatic pancreatic cancer and approximately 10% across all pancreatic stages, and there has been little significant improvement in survival since gemcitabine was approved in the United States in 1996.

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

The prognosis for patients diagnosed with pancreatic cancer is poor and most die from complications related to progression of the disease. The primary treatment for metastatic disease is chemotherapy. Current first-line chemotherapy treatment regimens vary from single agent gemcitabine (FDA approved 1996) and various gemcitabine combinations to the multi-chemotherapy drug combination, FOLFIRINOX, comprised of leucovorin, fluorouracil, irinotecan, and oxaliplatin (Conroy NEJM 2011), frequently supplemented with white blood cell (“WBC”) growth factors. In clinical practice, the FOLFIRINOX regimen is often modified to “FOLFIRINOX Light”, a non-specific term referring to various permutations based on the FOLFIRINOX regimen, but with either lower doses of one or more of the agents, or elimination of one or more of the agents, due to actual or anticipated toxicity. These two standard combination therapies deliver median survival benefits ranging from 7 weeks with gemcitabine and nab-paclitaxel (Von Hoff NEJM 2013) to 4 months with FOLFIRINOX (Conroy NEJM 2011) when compared with gemcitabine alone for selected patients with good performance status, meaning that they are in relatively good physical condition at the time of diagnosis. In 2015, the FDA approved Onivyde® (irinotecan liposome injection), in combination with fluorouracil and leucovorin, to treat patients with metastatic pancreatic cancer who have been previously treated with a gemcitabine-based chemotherapy. Second line Onivyde is not widely prescribed as indicated because most patients with good performance status who have been previously treated with a gemcitabine-based chemotherapy receive variations of the FOLFIRINOX (which includes generic irinotecan) regimen. On December 27, 2019, the FDA approved olaparib (LYNPARZA®, AstraZeneca Pharmaceuticals LP) for the maintenance treatment of adult patients with deleterious or suspected deleterious germline BRCA-mutated (gBRCAm) metastatic pancreatic adenocarcinoma (“PDA”), as detected by an FDA-approved test, whose disease has not progressed on at least 16 weeks of a first-line platinum-based chemotherapy regimen. Approximately 3% to 7% of individuals with PDA harbor a BRCA1 or BRCA2 mutation, which are among the most frequently mutated genes in PDA (Rainone M, et al, An Emerging Paradigm for Germline Testing in Pancreatic Ductal Adenocarcinoma and Immediate Implications for Clinical Practice: A Review. JAMA Oncol. 2020 Feb 13. doi: 10.1001/jamaoncol.2019.5963).

University research laboratory studies at select dose levels have demonstrated that SBP-101 induces programmed cell death, or “apoptosis,” in the acinar and ductal cells of the pancreas by activation of caspase 3 and poly (adenosine diphosphate-ribose) polymerase (“PARP”) cleavage. In animal models at three independent laboratories, SBP-101, alone or in combination, has demonstrated nearly complete suppression of transplanted human pancreatic cancer, including metastases. SBP-101 has demonstrated both superior and additive efficacy to gemcitabine and nab-paclitaxel in laboratory models of pancreatic cancer. We intend to initially develop SBP-101 as a unique and novel targeted approach to treating patients with pancreatic cancer, specifically PDA, administered in combination with existing standard chemotherapy agents. With adequate funding, we also expect to commence evaluation of the potential value of SBP-101 in other chemotherapy combinations for pancreatic and other cancer types.

Pancreatic Cancer

Pancreatic cancer afflicts approximately 140,116 people in Europe (GLOBOCAN 2020, Global Cancer Observatory/World Health Organization), approximately 57,600 people in the United States annually (https://seer.cancer.gov/statfacts/html/pancreas.html), and 293,014 people worldwide – excluding Europe and United States (GLOBOCAN 2020). It has been identified as the fourth leading cause of death from cancer in Europe (GLOBOCAN 2020) and the third leading cause of death from cancer in the United States (SEER Cancer Statistics Factsheets 2020). On average PDA represents approximately 95% of all pancreatic cancers diagnosed in given calendar year. Considering that the median overall survival for previously untreated patients with good performance status is between 8.5 months (Von Hoff 2013) and 11.1 months (Conroy 2011) with the two most commonly available treatment regimens, effective treatment for PDA has remained a major unmet medical need.

Pancreatic cancer is generally not diagnosed early because the initial clinical signs and symptoms are vague and non-specific. The most common presenting symptoms include weight loss, epigastric (upper central region of the abdomen) and/or back pain, and jaundice. The back pain is typically dull, constant, and of visceral origin radiating to the back, in contrast to the epigastric pain which is vague and intermittent. Less common symptoms include nausea, vomiting, diarrhea, anorexia, and new onset diabetes (which can be an early signal) or glucose intolerance (Hidalgo 2010).

Surgery remains the only treatment option with curative intent, although only about 20% of patients are candidates for surgical resection at the time of the diagnosis. Patients who undergo radical surgery still have a limited survival rate, averaging 23 months (Macarulla T, et al Clin Transl Oncol 2017).

For the minority of patients who present with resectable disease, surgery is the treatment of choice. Depending on the location of the tumor the operative procedures may involve cephalic pancreatoduodenectomy, referred to as a “Whipple procedure”, distal pancreatectomy or total pancreatectomy. Pancreatic enzyme deficiency and diabetes are frequent complications of both the disease and these surgical procedures. Up to 70% of patients with pancreatic cancer present with biliary obstruction that can be relieved by percutaneous or endoscopic stent placement. However, even if the tumor is fully resected, the outcome in patients with pancreatic cancer has been disappointing (Hidalgo 2010, Seufferlein 2012). Post-operative administration of chemotherapy improved progression-free and overall survival in three large randomized clinical trials (Hidalgo 2010), but median post-surgical survival in patients treated in all three trials was similar, only 20-22 months. Pre-operative (neo-adjuvant) chemotherapy is of increasing interest, with the goal of improved successful resections and long-term outcomes.

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

Current First-Line Treatment Approaches: Survival & Toxicity Profiles Across Three Major Positive Clinical Trials

	Gemcitabine vs. Gemcitabine/Erlotinib Phase 3 trial		ACCORD 11 Trial		Metastatic Pancreatic Adenocarcinoma Clinical Trial (MPACT)
	Gemcitabine	Gemcitabine Erlotinib	Gemcitabine	FOLFIRINOX	Gemcitabine	Gemcitabine/ Nab-Paclitaxel
One-Year Survival	17%	23%	20.6%	48.4%	22%	35%
Median Overall Survival (months)	5.91	6.24	6.8	11.1	6.7	8.5
Median Progression-Free Survival (months)	3.55	3.75	3.3	6.4	3.7	5.5
Overall Response Rate	8%	8.6%	9.4%	31.6%	7%	23%
Toxicity
Neutropenia	–	–	21%	45.7%	27%	38%
Febrile neutropenia	–	–	1.2%	5.4%	1%	3%
Thrombocytopenia	–	–	3.6%	9.1%	9%	13%
Diarrhea	2%	6%	1.8%	12.7%	1%	6%
Sensory neuropathy	–	–	0%	9%	1%	17%
Fatigue	15%	15%	17.8%	23.6%	7%	17%
Rash	6%	1%	–	–	–	–
Stomatitis	<1%	0%	–	–	–	–
Infection	17%	16%	–	–	–	–

Source: Thota R et al., Oncology 2014; Jan 28(1):70–74

Other drugs are currently under investigation, but none have received marketing authorization as a first-line treatment of PDA since the approval of Abraxane. Lynparza®, (olaparib) was approved in December 2019 for maintenance therapy of patients with deleterious or suspected deleterious germline BRCA-mutated (gBRCAm) metastatic pancreatic adenocarcinoma whose disease has not progressed on at least 16 weeks of a first-line platinum-and chemotherapy regimen.

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

Polyamine metabolism and cancer

Polyamines are required for cell proliferation. It is believed that many cancers, especially oncogene-driven cancers, might be sensitive to interference with polyamine metabolism. Consequently, with the loss of growth control in cancer cells, the transformed cells may be more sensitive to polyamine depletion than normal cells. Thus, the polyamine metabolic pathway is a rational target for therapeutic intervention (Casero 2018).

Polyamines are important modulators of the immune response, particularly in the tumor microenvironment where they are found in high concentrations. The inhibitory activity, most notably with spermine, of T-cells, monocytes, and macrophages is an effective immune suppressant. This activity suggests that excess polyamines, especially spermine, may insulate the tumor microenvironment from immune cells. SBP-101 is a synthetic analogue of spermine, which is believed to reduce endogenous polyamine production. Therefore, there is a potential for SBP-101 to recondition the tumor microenvironment and act as a sensitizing agent for immune-oncology drugs such as checkpoint inhibitors.

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

SBP-101

SBP-101 is a proprietary polyamine analogue, which we believe accumulates in the exocrine pancreas acinar cells due to its unique chemical structure. SBP-101 was discovered and extensively studied by Professor Raymond J. Bergeron at the University of Florida College of Pharmacy.

As laboratory studies suggest, the primary mechanism of action for SBP-101 has been demonstrated to include the enhanced uptake of the compound in the exocrine pancreas, therefore, pancreatic cancer was logical for the initial development of this compound. Sufficiently high dosing in animal models leads to correspondingly depressed levels of native polyamines, with caspase 3 activation, PARP cleavage and apoptotic destruction (programmed cell death) of the exocrine pancreatic acinar and ductal cells without an inflammatory response. Importantly, pancreatic islet cells, which secrete insulin, are structurally and functionally dissimilar to acinar cells and are not impacted by SBP-101. In animal models at two independent laboratories, SBP-101 has demonstrated significant suppression of transplanted human pancreatic cancer cells, including metastatic pancreatic cancer growth. See “Proof of Principle” below.

We believe that SBP-101 exploits the natural affinity of the exocrine pancreas, the liver and kidney, and pancreatic ductal adenocarcinoma cells while leaving the insulin-producing islet cells unharmed. Most current cancer therapies, including chemotherapy, radiation and surgery, are associated with significant side effects that further reduce the patient’s quality of life. However, based on data evaluated from clinical studies to date, we believe that the adverse effects of SBP-101 in causing bone marrow suppression or peripheral neuropathy do not overlap with or exacerbate those seen with typical chemotherapy options. The dose-limiting toxicities observed in cohort five of our Phase 1 study, as noted below, were not observed at lower doses and are not expected to overlap with the adverse events of bone marrow suppression and peripheral neuropathy commonly associated with standard chemotherapy. At current anticipated dose levels, neither the exocrine nor the endocrine human pancreas is expected to be affected by SBP-101, resulting in no treatment impact on pancreatic enzyme or insulin levels.

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

Figure 1. L3.6pl Orthotopic Xenograft Study - Mean (±SD) Tumor Volume after Treatment with SBP-101, Gemcitabine (Gemzar®) or Both

Source: Study101-Biol-101-001

The potential for SBP-101 as an effective therapy for pancreatic cancer has been demonstrated in vivo by separate investigators, in different human pancreatic cancer cell lines and in three different animal models, using SBP-101 synthesized by two different routes, confirming nearly equal, and effective, murine doses of 25 and 26 mg/kg, respectively.

Additionally, when compared in vitro to existing therapies, SBP-101 produced superior results in suppressing growth of pancreatic cancer cells.

Development Plan for SBP-101

Development of SBP-101 for the pancreatic cancer indication has included a pre-clinical and a clinical phase. The pre-clinical phase, which was substantially completed during 2015, consisted of four primary components: chemistry, manufacturing and controls (“CMC”), preclinical (laboratory and animal) pharmacology studies, preclinical toxicology studies, and regulatory submissions in Australia and the United States. In Australia, a Human Research Ethics Committee (“HREC”) application was submitted with subsequent Clinical Trial Notification (“CTN”) to the Therapeutic Goods Administration (“TGA”). Preceding the Australian initiative, a similar, but considerably more extensive, preclinical package has been submitted to and accepted by the FDA in support of an IND application. Our initial clinical trial in previously treated patients with locally advanced or metastatic pancreatic cancer was a Phase 1, first-in-human, dose-escalation, safety study conducted at clinical sites in both Australia and the United States. We engaged expert clinicians who treat pancreatic cancer at major cancer treatment centers in Melbourne and Adelaide, Australia as well as the Mayo Clinic Scottsdale and HonorHealth in Scottsdale, Arizona. These Key Opinion Leaders, with proven performance in pancreatic cancer studies, enthusiastically agreed to participate as investigators for our Phase 1 First-in-Human study.

Enrollment in our initial Phase 1 safety trial of SBP-101 in previously treated pancreatic cancer patients commenced in January 2016 and was completed in September 2017. This study was a dose-escalation study with 8-week treatment/observation cycles at each dose level. Results from this trial are discussed in Clinical Development – Pancreatic Cancer, Phase 1 Clinical Trial Design and Completion (SBP-101 Monotherapy) below.

We completed enrolment of patients in our second clinical trial in December 2020. This second clinical trial is a Phase 1a/1b study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in four cohorts of Phase 1a. Demonstration of adequate safety in Phase 1a allowed us to immediately begin enrollment in February 2020 in the Phase 1b exploration of efficacy. After a short pause in enrollment during the spring of 2020 in response to the global pandemic, we completed enrollment of an additional 25 subjects in Phase 1b using the recommended dosage level and schedule determined in Phase 1a. Safety and preliminary efficacy results from this trial are discussed in Clinical Development – Pancreatic Cancer, Phase 1a/1b Clinical Trial Design and Interim Results (First Line Combination Therapy) below.

We are also exploring SBP-101 for neo-adjuvant treatment in appropriate patients. There is also preclinical data to suggest that SBP-101 may have potential therapeutic uses for cancers other than pancreatic. In February 2021, we entered into a research agreement with the Johns Hopkins University School of Medicine. The collaboration is intended to focus on the further development of Panbela’s investigative agent SBP-101, including activity in cell lines outside of pancreatic cancer, biomarkers informing diagnostics and potential combination with checkpoint inhibitors. We expect these efforts will yield preclinical data to inform future development in the second half of this year.

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

To meet regulatory requirements and to establish the safety profile of SBP-101, we conducted, in rodents and non-rodents, toxicology dose-ranging studies, IND-enabling GLP (good laboratory practice) toxicology studies, and genetic toxicology studies, including an Ames test. Exploratory studies in mice and rats and a GLP-compliant dog toxicology study have also been completed. The relationship between dose and exposure (pharmacokinetics) has been described for three animal species. We have also completed a preclinical Human Ether-a-go-go-related Gene (hERG) assay to detect any electrocardiographic QTc interval effects (IKr potassium ion channel testing).

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

Clinical Development – Pancreatic Cancer

Our clinical development in Pancreatic Cancer thus far includes:

●	a Phase 1 SBP-101 Monotherapy study completed in 2017, and

●	a Phase 1a/1b SBP-101 First Line Combination Therapy study which completed enrollment in late 2020, and

●	a planned randomized Phase 2 First Line Combination Therapy study expected to begin in Mid- 2021.

Details of these programs follow.

Phase 1 Clinical Trial Design and Completion (SBP-101 Monotherapy)

Our initial Phase 1 study in patients with pancreatic cancer commenced the enrollment of patients in January 2016 and enrollment was completed in September 2017. This study was a dose-escalation study with 8-week cycles of treatment/observation at each dose level.

A favorable characteristic of the pancreatic action of SBP-101 is the lack of an effect on the normal insulin-producing islet cells, and no apparent effect on human exocrine pancreatic function at current or anticipated dose levels. Preservation of islet cell function predicted the absence of diabetes as a complication of SBP-101 therapy. It is important to note that diabetes is a common co-morbidity in patients with pancreatic cancer, but it has not appeared to be an adverse effect of treatment with SBP-101. No adverse effect on exocrine pancreatic enzyme production has been observed and would be mitigated by the observation that many patients with pancreatic ductal adenocarcinoma require pancreatic enzyme replacement as a feature of their underlying disease, a complication so common that pancreatic enzyme replacement with one of several commercially available products is typically covered by United States and Australian health care plans. Patients with cystic fibrosis, chronic pancreatitis and pancreatic cancer are the populations most often treated with pancreatic enzyme replacement.

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

Phase 1a/1b Clinical Trial Design and Interim Results (First Line Combination Therapy)

Given the life-threatening nature of pancreatic ductal adenocarcinoma, the limited efficacy of current treatment options, and the long history of failures in pancreatic ductal adenocarcinoma developmental therapeutics, we have evaluated SBP-101 expeditiously as noted below.

We completed enrolment of patients in our second clinical trial in December 2020. This second clinical trial is a Phase 1a/1b study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. The trial includes six study sites; four in Australia and two in the United States. In the Phase 1a portion of this trial, we completed enrollment during the first quarter of 2020 of four cohorts with increased dosage levels of SBP-101 administered in the second and third cohorts; the fourth cohort evaluated an alternate dosing schedule. A total of 25 subjects were enrolled in four cohorts of Phase 1a. At the ASCO-GI conference in January 2020 the company presented a poster with preliminary (reported through December 31, 2019) efficacy results from evaluable patients in cohorts 2 and 3 (N=13) which showed manageable toxicity, an objective response rate of 62% and a disease control rate of 85%, with several patients still ongoing at the reporting cut off. Subsequent to the poster at ASCO-GI a principal investigator changed a classification on one subject from partial response to stable disease resulting in a 54% objective response rate that was reported by the Company in the Form S-1 filed on July 2, 2020. An independent review of the radiologic reports have confirmed the original classification as a partial response; therefore, the interim results are correctly stated at an objective response rate of 62%.  The demonstration of adequate safety in Phase 1a allowed us to immediately begin enrollment in February 2020 in the Phase 1b exploration of efficacy. In December of 2020, after a short pause in enrollment during the spring of 2020 in response to the global pandemic, we completed enrollment of an additional 25 subjects in Phase 1b using the recommended dosage level and schedule determined in Phase 1a.

After Phase 1b enrollment was completed, some patients in the trial were noted to have complaints of serious visual adverse effects. Visual changes were not seen in the SBP-101 monotherapy study. After consultation with our Data Safety Monitoring Board (“DSMB”) we determined that SBP-101 would not be administered to ongoing patients in the trial while additional safety information is analyzed. Patients will continue with the standard drug regimen. All other trial activities continue. Panbela has conferred with FDA regarding a plan to continue the trial but hold dosing of SBP-101 in ongoing patients until we can learn more. Because of our plan to withhold SBP-101, the FDA has issued a partial clinical hold for the impacted study pending our evaluation and response. Accordingly, our team is working diligently to finalize a visual screening program and to understand the significance of reported visual changes and to inform future studies. We also intend to determine the cause of the recent visual changes and to determine whether serial eye exams during treatment can identify potential toxicity or risk before the visual changes develop.

Interim results from the full study are expected to be available mid-2021.

Figure 4.         Evaluation of SBP 101 Phase 1a First-line combo-therapy Safety Trial – Best Response Rate

Best Response per Subject – Cohorts 2 and 3, N=13. Best response in evaluable subjects was PR in 8 (62%), SD in 5 (38%). Three subjects did not have post baseline scans with RECIST tumor assessments. Source: Kotasek D, Abstract 710, ASCO GI 2020

Phase 2 Clinical Trial

A randomized Phase 2 study of SBP-101 is expected to follow the Phase 1a/1b safety study providing continued evaluation of safety and efficacy.

If we are able to successfully complete all FDA recommended clinical studies, we intend to seek marketing authorization from the FDA, the EMA (European Union), Ministry of Health and Welfare (Japan) and TGA (Australia). The submission fees may be waived when SBP-101 has been designated an orphan drug in each geographic region, as described under “Orphan Drug Status.”

Total Development Costs

The development of SBP-101 involves a preclinical and a clinical development phase. We have completed our initial preclinical development work for pancreatic cancer and are completing our second Phase 1 clinical trial. Additional clinical trials will be required for FDA or other approvals in foreign jurisdictions if the results of the first-line clinical trial of our SBP-101 product candidate justify continued development. The cost and timing of additional clinical trials is highly dependent on the nature and size of the trials.

Orphan Drug Status

The Orphan Drug Act (“ODA”) provides special status to drugs which are intended for the safe and effective treatment, diagnosis or prevention of rare diseases that affect fewer than 200,000 people in the United States, or that affect more than 200,000 persons but for which a manufacturer is not expected to recover the costs of developing and marketing such a drug. Orphan drug designation has the advantage of reducing drug development costs by: (i) streamlining the FDA’s approval process, (ii) providing tax breaks for expenses related to the drug development, (iii) allowing the orphan drug manufacturer to receive assistance from the FDA in funding the clinical testing necessary for approval of an orphan drug, and (iv) facilitating drug development efforts. More significantly, the orphan drug manufacturer’s ability to recover its investment in developing the drug is also greatly enhanced by the FDA granting the manufacturer seven years of exclusive US marketing rights upon approval. Designation of a product candidate as an orphan drug therefore may provide its sponsor with the opportunity to adopt a faster and less expensive pathway to commercializing its product. We obtained US Orphan Drug Status in 2014 and we intend to apply for Orphan Drug Status in Europe, Japan and Australia when we have additional clinical data.

Fast Track

In June 2020, we received Fast Track Designation from the FDA for development of SBP-101 for the treatment of first-line patients with metastatic PDA when administered in combination with gemcitabine and nab-paclitaxel. With the designation of Fast Track Designation, we may engage in more frequent interactions with the FDA, and the FDA may review sections of an New Drug Application (“NDA”) before the application is complete. This rolling review is available if the Company provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, Fast Track Designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Intellectual Property

We have filed International Patent Application No. PCT/US19/15581 Titled METHODS FOR PRODUCING (6S,15S)-3,8,13,18- TETRAAZAICOSANE-6,15-DIOL. This patent application claims a novel process for the production of SBP-101 and reduces the number of synthetic steps from nineteen to six.

We are evaluating other opportunities to provide additional intellectual property.

Development Project Managers

Project managers have been hired or contracted to coordinate all the functions identified in our Development Plan for SBP-101. The personnel responsible for overseeing critical functions of the Development Plan are as follows:

Dr. Michael T. Cullen, M.D., M.B.A, is our founder and Executive Chairman. Dr. Cullen is an experienced drug development specialist with 10 prior NDA approvals and has led our overall Clinical, Regulatory Affairs and Project Management effort, including timeline and budget management, critical path timeline synchronization, IND/HREC/CTN package submissions, management of industry partner collaborative efforts, initial EU Regulatory Affairs planning, and collaboration on oversight of outsourced CMC efforts. Dr. Cullen has recruited additional experienced and talented staff in the positions of statistical analyses, manufacturing operations, clinical operations, clinical research and non-clinical studies.

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

Dr. Thomas Neenan, Ph.D. directs our CMC program. Dr. Neenan is a highly experienced pharmaceutical industry synthetic chemist, who is a founding member of Panbela Therapeutics, Inc. and our Chief Scientific Officer. Dr. Neenan has commissioned Contract Manufacturing Organizations (“CMOs”), which have improved the process for synthesis of SBP-101, and have produced high-quality compound, chemically identical to that synthesized by Dr. Bergeron at the University of Florida. Dr. Neenan’s completed work includes development, confirmation and documentation of the synthetic chemistry process, analytical purity, reproducibility, stability (shelf-life), degradation products and pharmaceutical formulation and packaging. This work has culminated in adequate supplies of drug to support preclinical work and human clinical trials. Dr. Neenan also leads our basic science mechanism of action research efforts.

Dr. Garry Weems, PharmD, is our Vice President of Clinical Development and Medical Affairs and joined the Company on March 15, 2021. Prior to joining Panbela Dr. Weems was the Senior Director of Clinical Development at Cerecor, Inc, and before that was Executive Director of Clinical Development at Lycera Corporation. Dr. Weems has extensive experience in executing clinical programs focused on solid tumor oncology drug development, including immunotherapy.

Dr. Anthony L. Kiorpes, Ph.D., D.V.M., is a founding consultant with the Company. Dr. Kiorpes has responsibility for our toxicology program, a role he has assumed previously for many preclinical projects at other companies. His studies have determined single- and multiple-dose safety profiles in rodent and non-rodent species, enabling improved safety monitoring in the design of clinical trials for SBP-101. Dr. Kiorpes’ results have helped management to predict and prevent potential side effects in humans.

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

Employees

As of December 31, 2020, we had six employees, five of whom were full-time employees. We believe that operational responsibilities can be handled by our current employees and independent consultants. We have historically used, the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers enhances our ability to minimize general and administrative expenses. We intend to periodically evaluate our staffing and talent requirements and expect to add employees if that becomes a more appropriate resourcing alternative.

Material Agreements

The Standard Exclusive License Agreement (“License Agreement”) dated December 22, 2011, between us and UFRF grants us an exclusive license to the proprietary technology covered by issued United States Patents Nos. US 5,962,533, which expired in February 2016, and US 6,160,022 which expired in July 2020 and Know-How as defined by the License Agreement, with reservations by UFRF for academic or government uses. Under this agreement, we had agreed to pay various royalties, expenses and milestone payments to UFRF. Additionally, pursuant to this agreement, we initially issued to UFRF 80,000 shares of common stock. Anti-dilution protection for UFRF pursuant to this agreement required us to issue additional shares in order for UFRF to maintain its ownership stake at ten percent (10%) of the total number of issued and outstanding shares of our common stock, calculated on a fully diluted basis, until such time as we had received a total of two million dollars ($2,000,000) in exchange for our issuance of equity securities. This requirement was met in 2012, and UFRF is therefore afforded no further anti-dilution protection. Pursuant to this anti-dilution provision, we issued an additional 34,423 shares of common stock to UFRF increasing the total shares of common stock issued to UFRF to 114,423 shares.

The License Agreement was amended in December 2016 (“First Amendment”) and again in October 2019 (“Second Amendment”).

Under the Second Amendment all minimum royalty payments and milestone payments defined in the License Agreement were eliminated. In addition, the period of payment royalties was changed to be the shorter of (i) ten (10) years from first commercial sale or (ii) the period of market exclusivity on a country-by-country basis. UFRF may also terminate this license for standard and similar causes such as material breach of the agreement, bankruptcy, failure to pay royalties and other customary conditions.

The foregoing description of the material terms of the License Agreement, as amended, is qualified by the full text of the License Agreement , and the Second Amendment, both of which are incorporated herein by reference.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. Most applications for standard review drug products are reviewed within twelve months from submission; most applications for priority review drugs are reviewed within eight months from submission. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. If priority review is achieved, the FDA’s goal is to act on the application within six months. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an outside advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

Available Information

Our website is located at www.Panbela.com. The information contained on or connected to our website is not a part of this report. We have included our website address as a factual reference and do not intend it to be an active link to our website.

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

Risks Related to Our Business and Financial Position

We are a pre revenue company with a history of negative operating cash flow.

We have experienced negative cash flows for our operating activities since inception, primarily due to the investments required to commercialize our primary drug candidate, SBP-101. Our financing cash flows historically have been positive due to proceeds from the sale of equity securities and promissory notes issuances. Our net cash used in operating activities was $3.9 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively, and we had working capital of $8.4 million and $1.3 million as of the same dates, respectively. Working capital is defined as current assets less current liabilities.

Our operations are subject to all the risks, difficulties, complications and delays frequently encountered in connection with the development of new products, as well as those risks that are specific to the pharmaceutical and biotechnology industries in which we compete. Investors should evaluate us considering the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

As a result of our current limited financial liquidity, we and our auditors have expressed substantial doubt regarding our ability to continue as a “going concern.”

As a result of our current limited financial liquidity, our auditors’ report for our 2020 financial statements, which is included as part of this report, contains a statement concerning our ability to continue as a “going concern.” Our limited liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

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

Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital and will not be sufficient to fund our expected continuing opportunities. While we project that our current capital resources are to fund our operations through the first quarter of 2022, we will require additional capital to continue to operate our business and complete our clinical development plans.

Future research and development, including clinical trial cost, capital expenditures and possible acquisitions, as well as our administrative requirements, such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses, will require a substantial amount of additional capital and cash flow. There is no guarantee that we will be able to raise additional capital required to fund our ongoing business on commercially reasonable terms or at all.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and in the pharmaceutical and other drug development industries in particular, the limited diversity of our activities and/or the loss of key personnel. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations, we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs, which may adversely impact our financial condition.

Our business is subject to risks arising from epidemic diseases, such as the 2020 outbreak of the COVID-19 illness.

The outbreak of COVID-19, which was declared in March 2020 by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. During the second quarter of 2020 we paused enrollment in our clinical trial for 6 weeks to allow the health care systems involved in the trial time to focus resources on responding to the pandemic. We continued to treat patients previously enrolled. Once enrollment was restarted in May 2020, we experienced no further delays. This delay did not have a material effect on the completion of enrollment or costs of the clinical trial. During the course of the pandemic, health care facilities have limited our ability to conduct on site patient data monitoring for our clinical trial, these visits are now successfully conducted remotely as necessary. We also experienced a delay, approximately 30 to 60 days, early in the pandemic, in the manufacturing of our active ingredient. We believe our supply of drug is adequate and we do not expect this delay to disrupt the current trial or anticipated new trial to be initiated in 2021.

While we have not, to date experienced any significant disruptions as a result of the pandemic, we are unable to estimate the future impact that COVID-19 could have on our operations. The continued spread of COVID-19, limited availability of approved vaccines and measures taken by governmental authorities in light of the same may slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials. The pandemic could also disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and adversely impact our business, financial condition or results of operations. We often attend and present clinical updates at various medical and investor conferences throughout the year. The COVID-19 outbreak has caused, and is likely to continue to cause, cancellations or reduced attendance of these conferences and we may need to seek alternate methods to present clinical updates and to engage with the medical and investment communities. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition and our potential to conduct financings on terms acceptable to us, if at all. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

Our success depends on the ability of our management, employees, consultants and strategic partners, if any, to interpret market data correctly and to interpret and respond to economic market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We will seek to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

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

Risks Related to the Development and Approval of New Drugs

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

We extensively outsource our clinical trial activities and expect to directly perform only a small portion of the preparatory stages for planned trials. We rely on independent third-party CROs to perform most of our clinical trials, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bio-analytical analysis. Many important aspects of the services performed for us by the CROs are out of our direct control. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If a CRO’s processes, methodologies or results are determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely affected or invalidated.

We rely on third-party suppliers and other third parties for production of our product candidate and our dependence on these third parties may impair the advancement of our research and development programs and the development of our product candidates.

We rely on, and expect to continue to rely on, third parties for the supply of raw materials and manufacture of drug supplies necessary to conduct our preclinical studies and clinical trials. During 2020 the Company, in collaboration with our manufacturing partner confirmed a new shorter and less expensive synthesis of the active drug substance. However, delays in production by third parties could delay our clinical trials or have an adverse impact on any commercial activities. In addition, the fact that we are dependent on third parties for the manufacture of and formulation of our product candidates means that we are subject to the risk that the products may have manufacturing defects that we have limited ability to prevent or control. Although we oversee these activities to ensure compliance with our quality standards, budgets and timelines, we have had and will continue to have less control over the manufacturing of our product candidates than potentially would be the case if we were to manufacture our product candidates. Further, the third parties we deal with could have staffing difficulties, might undergo changes in priorities or may become financially distressed, which would adversely affect the manufacturing and production of our product candidates.

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

The Food and Drug Administration Modernization Act (the “FDMA”) established a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions in order to promote public awareness of and access to these clinical trials. Under the FDMA, pharmaceutical manufacturers and other trial sponsors are required to post the general purpose of these trials, as well as the eligibility criteria, location and contact information of the trials. Failure to comply with any clinical trial posting requirements could expose us to negative publicity, fines and other penalties, all of which could materially harm our business.

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

In addition, many states have proposed or enacted legislation that seeks to regulate pharmaceutical drug pricing indirectly or directly, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, in 2017, California’s governor signed a prescription drug price transparency state bill into law, requiring prescription drug manufacturers to provide advance notice and explanation for price increases of certain drugs that exceed a specified threshold. Both Congress and state legislatures are considering various bills that would reform drug purchasing and price negotiations, allow greater use of utilization management tools to limit Medicare Part D coverage, facilitate the import of lower-priced drugs from outside the United States and encourage the use of generic drugs. Such initiatives and legislation may cause added pricing pressures on our products.

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

Issuances of common stock in offerings or pursuant to the exercise of rights to purchase shares may cause the price of our common stock to decline and cause investors to lose a significant portion of their investment.

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate more difficult. As of December 31, 2020, we had outstanding options to purchase 2,137,499 shares of our common stock at a weighted-average exercise price of $6.77 per share with a remaining contractual life of 7.2 years and outstanding warrants to purchase 6,556,468 shares of common stock at a weighted-average exercise price of $4.83 per share and a remaining exercise period of 3.4 years.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on the market price of our common stock.

Common stock prices are often significantly influenced by the research and reports that securities analysts publish about companies and their business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover, or continue to cover, our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. If our common stock is covered by securities analysts and our stock is downgraded, our stock price will likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we can lose visibility in the financial markets, which can cause our stock price or trading volume to decline.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2020, management did not identify any material weaknesses but did identify the continued existence of a significant deficiency in the number of personnel available to serve the Company’s accounting function. Specifically, management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and reporting.

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

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “PBLA” since August 27, 2020. Prior to that date our common stock was quoted on the OTCQB tier of the over the counter markets administered by OTC Market Group, Inc. Our common stock was listed under the symbol “SNBP” prior to our corporate name change, which was completed on December 2, 2020. As of March 23, 2021, there were 244 holders of record of our common stock.

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

Overview

We exist for the primary purpose of advancing the commercial development of our proprietary polyamine analogue in solid tumors with an initial focus on pancreatic cancer.

We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

In August 2015, the Food and Drug Administration (“FDA”) accepted our Investigational New Drug (“IND”) application for our SBP-101 product candidate.

We have completed an initial clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase 1, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of the Phase 1 trial. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level. In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the Response Evaluation Criteria in Solid Tumors (“RECIST”), the currently accepted standard for evaluating change in the size of tumors. A summary of both the safety and preliminary signals of efficacy for this completed clinical trial is contained earlier in this document under Clinical Development – Pancreatic Cancer, Phase 1 Clinical Trial Design and Completion (SBP-101 Monotherapy).

In 2018 we began enrolling patients in our second clinical trial, a Phase 1a/1b study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in 4 cohorts to evaluate the dosage level and schedule. Preliminary results were presented in a poster at the American Society of Clinical Oncology - GI conference (“ASCO-GI”) in January 2020. The poster reflected safety and efficacy results, as of a December 31, 2019 cutoff, from evaluable patients in cohorts 2 and 3 (N=13) which showed manageable toxicity, an objective response rate of 62% and a disease control rate of 85%, with several patients still ongoing at the reporting cutoff. An additional 25 subjects were enrolled in the expansion phase of the trial. After completion of enrollment in December 2020 in the expansion phase, some serious adverse events related to vision were reported. We have held administration of our drug and continued all other trial activities as we work with FDA to understand the significance of the serious adverse events and inform future studies, including potentially implementing a visual screening program. We expect interim results from the completed trial to be available in mid-2021. Further details regarding the study design, safety and interim signals of efficacy are contained earlier in this document under Clinical Development – Pancreatic Cancer, Phase 1a/1b Clinical Trial Design and Interim Results (First Line Combination Therapy).

Additional clinical trials will be required for FDA or other country approvals if the results of the front-line clinical trial of our SBP-101 product candidate justify continued development. The cost and timing of additional clinical trials is highly dependent on the nature and size of the trials.

Financial Overview

We have incurred losses of $46.0 million since our inception in 2011. For 2020, we incurred a net loss of $4.8 million. We also incurred negative cash flows from operating activities of $3.9 million for this period. We expect to incur substantial losses, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our $6.6 million increase in cash compared to December 31, 2019 was primarily due to $11.2 aggregate proceeds from equity offerings completed during 2020, offset in part by cash used in operations and repayment of debt.

In August 2020, we received a research and development tax incentive payment from the government of Australia related to the research activities of our Australian subsidiary during 2019. The incentive payment received was approximately $372,000.

As of December 31, 2020, we had cash of $9.0 million, working capital of $8.4 million and stockholders’ equity of $8.4 million. This is expected to be sufficient to sustain operations through the first quarter of 2022.

We will need additional funds to continue our operations and execute our business plan past December 31, 2021, including, completing required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data were not positive or if economic or market conditions deteriorate.

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

Research and Development Expenses

Since our inception, we have focused our activities on the development of SBP-101, our initial product candidate, for the treatment of pancreatic cancer. We expense both internal and external research and development costs as incurred. Research and development costs include expenses incurred in the conduct of our human clinical trials, for third-party service providers performing various testing and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of the SBP-101 compound for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our SBP-101 product candidate; personnel costs, including salaries, benefits and stock-based compensation; and costs to license and maintain our licensed intellectual property. During 2020 and 2019, research and development expenditures were focused primarily on costs related to the execution our current Phase 1a /1b front line clinical trial.

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

Results of Operations

Comparison of the Results of Operations (in thousands) for the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019	Percent Change
Operating Expenses
General and administrative	$3,249	$1,973	64.7%
Research and development	2,505	2,349	6.6%
Total operating expenses	5,754	4,322	33.1%

Other income (expenses), net	691	(2,293)	-130.1%
Income tax benefit	295	415	-28.9%

Net Loss	$(4,768)	$(6,200)	-23.1%

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through December 31, 2020 vest based upon time-based and performance conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
General and administrative	$1,068	$695
Research and development	137	398
Total stock based compensation	$1,205	$1,093

General and administrative expense

G&A expenses increased 64.7% to $3.2 million in 2020, up from $2.0 million in 2019. The increase in G&A expenses is primarily the result of costs associated with increased headcount, including salary and non-cash stock compensation, as well as additional compensation, increased legal expenses and higher D&O insurance costs.

Research and product development expense

Our R&D expenses increased 6.6% to $2.5 million in 2020, up from $2.3 million in 2019. The increase in R&D expenses resulted primarily from an increase in spending on our clinical study. As we expand our clinical studies it is expected that R&D will continue to increase.

Other income (expense), net

Other income, net, was $0.7 million for 2020 and was composed primarily of foreign currency transaction gain. During 2020 the Company received a loan through the Paycheck Protection Program totaling approximately $103,000. The proceeds of this loan were used to assist with the payment of salaries. The loan was forgiven on December 30, 2020 and the gain on the debt forgiveness is reflected as other income.

Other expense, net, for 2019 was $2.3 million and was primarily the amortization of the debt discount on the 2018 Notes, which converted on June 30, 2019.

Income tax benefit

Income tax benefit decreased to $295,000 in 2020, down from $415,000 in 2019. Our income tax benefit is derived primarily from refundable tax incentives associated with our R&D activities conducted in Australia. The current year decrease reflects a decrease in the costs estimated to be eligible for the Australian R&D tax incentive.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2020 and 2019 and for each of the fiscal years ended December 31, 2020 and 2019, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	December 31,
	2020	2019
Cash	$9,022	$2,449
Working capital	$8,392	$1,334

Cash Flow Data	Year Ended December 31,
	2020	2019
Cash Provided by (used in):
Operating Activities	$(3,854)	$(2,739)
Investment Activities	-	-
Financing Activities	10,444	3,784
Effect of exchange rate changes on cash	(17)	(1)
Net increase in cash	$6,573	$1,044

Working Capital

Our total cash resources were $9.0 million as of December 31, 2020, compared to $2.4 million as of December 31, 2019. As of December 31, 2020, we had $1.4 million in current liabilities and working capital of $8.4 million. As of December 31, 2019, we had $1.8 million in current liabilities and working capital of $1.3 million. Working capital is calculated as current assets less current liabilities.

On October 4, 2020, the Company paid in full an unsecured non-interest-bearing promissory note for approximately $742,000.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.9 million during 2020, compared to $2.7 million during 2019. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities. In 2019, the net loss was offset by a non-cash charge of $2.0 million related to the amortization of the discount on convertible notes payable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10.4 million for 2020 which represents the net proceeds of $9.3 million from the underwritten public offering completed in September 2020 and the sales of common stock and warrants in private placements to accredited investors completed in May and June 2020 for net proceeds of $1.7 million. These proceeds were partially offset by the payment in full of approximately $742,000 of an unsecured promissory note. During 2019, net cash provided by financing activities was $3.8 million which resulted from net proceeds received in the sale of common stock and warrants and the sale of convertible promissory notes.

Capital Requirements

As we continue to pursue our operations and execute our business plan, including the completion of clinical development plan our initial product candidate, SBP-101, in pancreatic cancer, and pursuing regulatory approvals in the United States, the European Union and other international markets, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●

the progress of clinical trials required to support our applications for regulatory approvals, including our Phase 1a /1b clinical trial, a human clinical trial in Australia and the United States and a planned Phase 2 trial to be initiated in 2021;

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

As of December 31, 2020, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

Indebtedness

We had no indebtedness as of December 31, 2020.

Exercise of Warrants for Cash during 2021

Between February 5 and March 23, 2021, the company issued 223,938 shares of common stock as the result of the exercise of outstanding registered warrants. The warrants were exercised at $4.54 per share. Total cash received was approximately $1.0 million. As of March 23, 2021, 2,306,516 of these registered warrants remain outstanding.

Issuances of Common Stock and Warrants during 2020

On September 1, 2020, the Company closed an underwritten public offering of 2,545,454 shares of its common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock. The gross proceeds from the offering was approximately $10.5 million. The net proceeds, after deducting the underwriters discount and other offering costs was approximately $9.3 million, of this approximately $80,000 was received from officers and directors of the Company. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $4.54. As of December 31, 2020, 2,530,454 of these warrants remain outstanding.

During May and June 2020, the Company issued an aggregate of 437,000 shares of common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock pursuant to securities purchase agreements. The net proceeds were approximately $1.7 million of this approximately $90,000 was received from officers and directors of the Company. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $6.00.

Future Capital Requirements

We require additional funds to continue our operations and execute our business plan, including completion of for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. We believe that our existing cash, will be sufficient to fund our operating expenses through the first quarter of 2022.

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

License Agreement

Pursuant to our exclusive license agreement with UFRF, which was last amended on October 4, 2019, we are required to pay royalties ranging from 2.5% to 5% of net sales of licensed products developed from the licensed technology for the shorter of: ten (10) years from the first commercial sale of a licensed product or the period of market exclusivity on a country-by-country basis. The latest amendment eliminated all future milestone payments. The Company remains committed to pay an annual license maintenance fee of $10,000.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the significant deficiency related to insufficient accounting personnel discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2020, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Information about our Executive Officers

Michael T. Cullen, M.D., M.B.A., age 75, has served as Executive Chairman of the board and as a director of our Company since its co-founding in November 2011. Dr. Cullen brings 33 years of pharmaceutical experience to our Company, including expertise in working with development-stage companies in planning, designing and advancing drug candidates from preclinical through clinical development. Dr. Cullen served as our President and Chief Executive Officer between October 2018 and July 2020. He previously served as our Chief Medical Officer and President from November 2011 to June 2015. Dr. Cullen provided due diligence consulting to the pharmaceutical industry from 2009 to 2011, after one year in transition consulting to Eisai Pharmaceuticals. He developed several oncology drugs as Chief Medical Officer for MGI Pharma Inc. from 2000 to 2008, and previously at G.D. Searle, SunPharm Corporation, and as Vice President for Clinical Consulting at IBAH Inc., the world’s fifth largest contract research organization, where he provided consulting services on business strategy, creating development plans, regulatory matters and designing clinical trials for several development stage companies in the pharmaceutical industry. Dr. Cullen was also a co-founder and Chief Executive Officer of IDD Medical, a pharmaceutical start-up company. Dr. Cullen joined 3M Pharmaceuticals in 1988 and contributed to the development of cardiovascular, pulmonary, rheumatology and immune-response modification drugs. Over the course of his career Dr. Cullen has been instrumental in obtaining the approval of ten drugs, including three since 2004: Aloxi®, Dacogen® and Lusedra®. Board-certified in Internal Medicine, Dr. Cullen practiced from 1977 to 1988 at Owatonna Clinic, Owatonna, MN, where he served as president. Dr. Cullen earned his MD and BS degrees from the University of Minnesota and his MBA from the University of St. Thomas and completed his residency and Board certification in Internal Medicine through the University of North Carolina in Chapel Hill and Wilmington, NC.

Jennifer K. Simpson, Ph.D., MSN, CRNP, age 52, has served as President and Chief Executive Officer and as a director of our Company since July 15, 2020. Dr. Simpson most recently served as President and Chief Executive Officer and as a member of the board of directors of Delcath Systems, Inc. (Nasdaq:DCTH) from 2015 to June 2020. She had previously held various other leadership roles at Delcath since 2012. From 2011 to 2012, Dr. Simpson served as Vice President, Global Marketing, Oncology Brand Lead at ImClone Systems, Inc. (a wholly owned subsidiary of Eli Lilly and Company), where she was responsible for all product commercialization activities and launch preparation for one of the late-stage assets. From 2009 to 2011, Dr. Simpson served as Vice President, Product Champion and from 2008 to 2009 as the Associate Vice President, Product Champion for ImClone’s product Ramucirumab. From 2006 to 2008, Dr. Simpson served as Product Director, Oncology Therapeutics Marketing at Ortho Biotech (now Janssen Biotech), a Pennsylvania-based biotech company that focuses on innovative solutions in immunology, oncology and nephrology. Earlier in her career, Dr. Simpson spent over a decade as a hematology/oncology nurse practitioner and educator. Dr. Simpson has served on the board of directors and nominating and corporate governance committee of Eagle Pharmaceuticals, Inc. since August 2019.

Susan Horvath, age 61, has served as our Vice President and Chief Financial Officer since April 2018. Ms. Horvath has held both finance and operating positions within pharmaceutical, healthcare and consumer organizations. In addition to her position with the Company, Ms. Horvath sits on the board of directors and provides financial consulting services for Photonic Pharma, LLC, a privately held company focused on efficiencies in early stage drug discovery. Prior to joining the Panbela team Ms. Horvath served as Chief Financial Officer of Eyebobs, LLC, a private company focused on eyewear for corrective vision, from December 2016 to January 2018; Vice President and Chief Financial Officer of Tenacious Holdings, Inc. (d/b/a ergodyne) a privately held, safety products company, from January 2014 to December 2016; Chief Financial Officer and Vice President of Human Resources at Healthsense, Inc., a next generation technology (SaaS) and remote monitoring company focused on providing safety and improving quality of life while reducing overall costs of healthcare for seniors and fragile adults, from August 2011 to February 2014; Chief Financial Officer, Vice President of Operations & Human Resources of Hemosphere, Inc., an early commercialization stage medical device company, from July 2008 to December 2010; and Vice President & Team Leader International of CNS, Inc, a publicly traded consumer health care products company focused on the development and marketing of strong consumer brands, from November 2004 to March 2007. Ms. Horvath holds a Bachelor of Science degree in Accounting from the University of Illinois, Champaign, and is a Certified Management Accountant and Certified Public Accountant, inactive.

Information about our Board of Directors

Our business is overseen by a Board of Directors divided into three classes as nearly equal in number as possible, and directors typically are elected to a designated class for a term of three years. The following sets forth certain information regarding the current members of our Board of Directors:

Class I Directors –Terms Expiring in 2023

Suzanne Gagnon, M.D., age 64, has served as our Chief Medical Officer and as a director of our Company since September 2015. Dr. Gagnon had previously served as a director of Sun BioPharma Research, Inc. (“SBR”), a former affiliate of the Company since June 2015 and as its Chief Medical Officer since January 2015. Previously, Dr. Gagnon served as the Lead Clinical Consultant to the Company. Dr. Gagnon has been the President of Gagnon Consulting LLC since July 2014, consulting on medical, safety and regulatory matters. From 2001 to 2014, Dr. Gagnon served as the Chief Medical Officer for three companies, ICON Clinical Research, Nupathe, Inc. and Idis, Inc. Dr. Gagnon is a graduate of Boston University School of Medicine and Boston City Hospital’s Medical Residency Program. We believe that Dr. Gagnon brings exceptional experience in drug development, safety, regulatory matters and executive leadership to the Board of Directors.

Paul W. Schaffer, age 79, has served as a director since September 2015. Mr. Schaffer had previously served as a director of SBR since January 2014. Mr. Schaffer graduated from Minnesota Pharmacy School in 1966. He owned and operated a compounding pharmacy, Bloomington Drug, for 42 years. Mr. Schaffer is an experienced biotech investor. We believe that Mr. Schaffer brings a wealth of experience in pharmaceutical development and manufacturing to the Board of Directors, as well as knowledge of regulations and issues facing pharmaceutical companies.

Jennifer K. Simpson Ph.D., MSN, CRNP, has served as our President and Chief Executive Officer and as a director of our Company since July 2020. See “Information about our Executive Officers” above for further information regarding Dr. Simpson’s background and experience.

Class II Directors – Term Expiring in 2024

Michael T. Cullen, M.D., M.B.A., has served as Executive Chairman of the Board of Directors and as a director of our Company since September 2015. He assumed responsibilities as President and Chief Executive Officer of the Company in October 2018 and transferred the President and Chief Executive responsibilities to Dr. Simpson in July of 2020. See “Information about our Executive Officers” above for further information regarding Dr. Cullen’s background and experience.

D. Robert Schemel, age 65, has served as a director since September 2015. Mr. Schemel had previously served as a director of SBR since March 2012. Mr. Schemel has over 39 years’ experience in the agriculture industry. From 1973-2005, Mr. Schemel owned and operated a farming operation in Kandiyohi County, Minnesota, building a 5,000-acre operation producing corn, soybeans and sugar beets. Mr. Schemel has extensive experience in serving on boards of directors. From 1992-1996 he served as a board member for ValAdCo and then from 1996-2003 he served as the Chairman of the Board for Phenix Biocomposites.

Class III Directors –Terms Expiring in 2022

Arthur J. Fratamico, age 55, has served as a director of our Company since December of 2019. He is a registered pharmacist with over 25 years of experience in the pharmaceutical industry and has been the Chief Business Officer at Galera Therapeutics, Inc., a biopharmaceutical company dedicated to discovering and developing novel dismutase mimetics with the goal of transforming cancer radiotherapy, since January 2017. Prior to joining Galera, Mr. Fratamico served as Chief Business Officer of Vitae Pharmaceuticals, Inc., a Nasdaq-listed clinical-stage biotechnology company, from May 2014 until its sale to Allergan in December 2016. Prior to Vitae Pharmaceuticals, he held similar executive roles with a number of biotechnology companies leading their business development efforts, including facilitating the sales of Gemin X Pharmaceuticals, Inc. and MGI Pharma, Inc. In addition to being responsible for numerous licensing transactions and acquisitions, he also directed corporate strategy and managed external corporate communications. He also served in several senior marketing, product planning and new product development positions. Mr. Fratamico earned a bachelor’s degree in pharmacy from the Philadelphia College of Pharmacy and Science and an M.B.A. from Drexel University.

Jeffrey S. Mathiesen, age 60, has served as a director of our Company since September 2015. Mr. Mathiesen also serves as a director and audit committee chairman of NeuroOne Medical Technologies Corporation, a publicly traded medical device company. Additionally, Mr. Mathiesen serves as a director and audit committee chairman of Helius Medical Technologies, Inc., a publicly traded medical technology company focused on neurological wellness and served as a director and audit committee chairman of eNeura, Inc., a privately held medical technology company providing therapy for both acute treatment and prevention of migraine from July 2018 to February 2020. He has served as Advisor to the CEO of Teewinot Life Sciences, a privately held biopharmaceutical company focused on the biosynthetic production of pure pharmaceutical grade cannabinoids from October 2019 to December 2019, and as Chief Financial Officer from March 2019 to October 2019. In August 2020, Teewinot Life Sciences filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Previously he served as Chief Financial Officer of Gemphire Therapeutics Inc., a publicly traded biopharmaceutical company from September 2015 to September 2018. From August 2015 to September 2015, he was a consultant to Gemphire. He served as Chief Financial Officer of Sunshine Heart, Inc., a publicly traded medical device company, from March 2011 to January 2015. Mr. Mathiesen has held executive positions with publicly traded companies dating back to 1993, including vice president and chief financial officer positions. Mr. Mathiesen holds a B.S. in Accounting from the University of South Dakota and is also a Certified Public Accountant. We believe that Mr. Mathiesen brings financial insight and leadership and a wealth of experience in capital markets to the Board of Directors, as well as knowledge of public company accounting and financial reporting requirements.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities and Exchange Act of 1934 requires that our directors, executive officers and beneficial owners of more than 10% of our common stock file initial reports of ownership and reports of changes in ownership with the SEC. Directors, executive officers and beneficial owners of greater than 10% of our common stock are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our directors and executive officers, all Section 16(a) filing requirements were met for the fiscal year ended December 31, 2020 except for one report by Ryan R. Gilbertson, reporting one transaction.

Code of Ethics and Business Conduct

We have adopted a code of ethics and business conduct (the “Code”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees and our directors. The Code is posted to the Investor Relations-Corporate Governance section of our website at www.panbela.com. We intend to include on our website, with the time period required by Form 8-K, an amendment to, or waiver from, a provision of our Code that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions, and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of SEC Regulation S-K.

Certain Information Regarding Board Committees

Audit Committee

The Audit Committee is composed of three members, Mr. Mathiesen, its chair, and Messrs. Schaffer and Schemel. The committee’s primary functions, among others, are to: (a) assist the Board of Directors in discharging its statutory and fiduciary responsibilities with regard to audits of the books and records of our Company and the monitoring of its accounting and financial reporting practices; (b) carry on appropriate oversight to determine that our Company and its subsidiaries have adequate administrative and internal accounting controls and that they are operating in accordance with prescribed procedures and codes of conduct; and (c) independently review our Company’s financial information that is distributed to stockholders and the general public.

All of the members of the Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Our Board of Directors has determined that Jeffrey S. Mathiesen is qualified to serve as an audit committee financial expert, as that term is defined under the applicable rules of the SEC. Each member of the Audit Committee satisfies the independence requirements of Rule 10A-3(b)(1) of the Securities Exchange Act.

Item 11.	Executive Compensation

Compensation of Named Executive Officers

The following disclosure focuses on our named executive officers. For fiscal 2020 our “named executive officers” consisted of: Dr. Cullen, Dr. Simpson and Ms. Horvath.

Base salaries for each of our named executive officers were initially established based on arm’s-length negotiations with the applicable executive. The Compensation Committee of our Board of Directors reviews our executive officers’ salaries annually. When negotiating or reviewing base salaries, the Compensation Committee considers market competitiveness based on the experience of its members, the executive’s expected future contribution to our success and the relative salaries and responsibilities of our other executives.

Summary Compensation Table

The following table provides information regarding the compensation earned by our named executive officers for fiscal 2020 (collectively referred to as the “Executives”):

Name and Principal Positions	Year	Salary ($)	Option Awards(a) ($)	Nonequity Incentive Plan Compensation(b) ($)	Total ($)
Michael T. Cullen	2020	316,000	153,400	141,750	611,150
Executive Chairman (c)	2019	282,350	377,471	–	659,821

Jennifer K. Simpson	2020	145,587	1,507,025	78,750	1,731,362
President and Chief Executive Officer (d)

Susan Horvath	2020	226,000	98,176	90,000	414,176
Chief Financial Officer and Vice President of Finance	2019	220,313	181,124	–	401,436

(a)  The values of option awards in this table represent the fair value of such awards granted during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions used to determine the valuation of the awards are discussed in Note 9 to the consolidated financial statements.

(b)  Represents payments made under the Company’ s 2020 Cash Incentive Program as described further below.

(c)  Dr. Cullen served as the Company’s President and Chief Executive Officer from October 2018 until July 2020.

(d)  Dr. Simpson joined the Company in July 2020.

Outstanding Equity Awards as of December 31, 2020

		Option Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration Date
Michael T. Cullen	3/5/2015	80,000	–	3.18	3/5/2025
	12/12/2016	15,000	–	15.10	12/12/2026
	2/27/2018	100,000	–	8.10	2/27/2028
	5/21/2019	99,700	56,400(a)	2.95	5/21/2029
	9/24/19	30,000	–	5.00	9/24/2029
	6/24/2020	12,500	37,500(b)	4.98	6/24/2030

Jennifer K. Simpson	7/17/2020	53,012	159,036(c)	9.99	7/17/2030

Susan Horvath	4/17/2018	30,000	10,000(d)	5.75	4/17/2028
	5/21/19	33,650	24,150(e)	2.95	5/21/2029
	9/24/19	25,000	–	5.00	9/24/2029
	6/24/20	8,000	24,000(f)	4.98	6/24/2030

(a)  Scheduled to vest with respect to 28,200 on May 21st in each of 2021 and 2022.

(b)  Scheduled to vest with respect to 12,500 on June 24th in each of 2021, 2022 and 2023.

(c)  Scheduled to vest with respect to 53,012 on July 17th in each of 2021, 2022 and 2023.

(d)  Scheduled to vest with respect to 10,000 on April 17, 2021.

(e)  Scheduled to vest with respect to 12,075 on May 21st in each of 2021 and 2022.

(f)  Scheduled to vest with respect to 8,000 on June 24th in each of 2021, 2022 and 2023.

2020 Cash Incentive Compensation

For 2020, the Compensation Committee established performance objectives for each of the Executives based on clinical development and financial milestones. Each Executive’s potential payment upon satisfaction of the objectives was equal to the target set forth in the Executive’s employment agreement as described further below. In the first quarter of 2021, the Compensation Committee determined that all of the objectives were achieved and approved payment at target for each Executive.

Employment Agreements

During 2020, we were party to employment agreements with each of the Executives. In addition to the specific terms summarized below, each Executive is eligible to participate in the other compensation and benefit programs generally available to our employees, including our other executive officers, if any. Each such employment agreement also includes customary non-competition and non-solicitation covenants and a requirement that the Executive execute a supplemental agreement regarding confidentiality and assignment of intellectual property.

In accordance with the employment agreements, the base salary of each Executive is reviewed annually by the Compensation Committee of our Board of Directors. Pursuant to the employment agreements, the committee may authorize an increase for the applicable year but may not reduce an Executive’s base salary below its then-current level other than with the Executive’s consent or pursuant to a general wage reduction in respect of substantially all of our executive officers. As discussed above, the Compensation Committee established performance criteria for 2020 and, based upon achievement of those objectives, cash payments were approved and paid in the first quarter of 2021.

Executive Chairman

Under his employment agreement, Dr. Cullen is eligible to receive an annual performance-based cash bonus with a target amount equal to no less than 45% of his base salary. Payment of the bonus amount is subject to achievement of metrics to be established by our Board of Directors and his continued employment with the Company through the end of the applicable cash bonus period.

President and Chief Executive Officer

Under her employment agreement, Dr. Simpson is eligible to receive an annual performance-based cash bonus with a target amount equal to no less than 50% of her base salary. Payment of the bonus amount is subject to achievement of metrics to be established by our Board of Directors and her continued employment with the Company through the end of the applicable cash bonus period.

Chief Financial Officer

Under her employment agreement, Ms. Horvath is eligible to receive an annual performance-based cash bonus with a target amount equal to no less than 40% of her base salary. Payment of the bonus amount is subject to achievement of metrics to be established by our Board of Directors and her continued employment with the Company through the end of the applicable cash bonus period.

Potential Payments Upon Termination or Change-in-Control

Under their respective employment agreements, if any of the Executive’s employment is terminated by us for any reason other than for “cause” (as defined in the applicable employment agreement) or by him or her for “good reason” (as defined in the applicable employment agreement), then he or she will be eligible to receive an amount equal to their respective annualized salary plus an amount equal to a prorated portion of their cash bonus target, if any, for the year in which the termination occurred, in addition to other amounts accrued on or before the date of termination. If any such termination occurs within six months prior or two years after a “change of control” (as defined in the applicable employment agreement), then the Executive would instead receive an amount equal to his or her respective annualized salary, plus an amount equal to his or her full cash bonus target for the year in which the termination occurred.

Director Compensation

The following table sets forth certain information regarding compensation of the persons who served as our non-employee directors during the most recent completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(a) ($)	Option Awards(b) ($)	Total ($)
Arthur J. Fratamico (c)	7,000	9,919	36,168	53,087
Jeffrey S. Mathiesen (d)	7,000	9,919	41,292	58,211
Paul W. Schaffer (e)	7,000	9,919	41,292	58,211
D. Robert Schemel (f)	7,000	9,919	41,292	58,211

(a)

The values of stock awards, or restricted stock units, in this table represent the fair value of such awards granted during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions used to determine the valuation of the awards are discussed in Note 9 to our consolidated financial statements, included in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

(b)

The values of option awards in this table represent the fair value of such awards granted during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions used to determine the valuation of the awards are discussed in Note 9 to our consolidated financial statements, included in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

(c)	Mr. Fratamico held unvested restricted stock units of 2,875 and options to purchase an aggregate of 45,300 shares as of December 31, 2020.
(d)	Mr. Mathiesen held unvested restricted stock units of 2,875 and options to purchase an aggregate of 68,300 shares as of December 31, 2020.
(e)	Mr. Shaffer held unvested restricted stock units of 2,875 and options to purchase an aggregate of 84,300 shares as of December 31, 2020.
(f)	Mr. Schemel held unvested restricted stock units of 2,875 and options to purchase an aggregate of 68,300 shares as of December 31, 2020.

Directors who are also our employees receive no additional cash compensation for serving on our Board of Directors and non-employee directors receive no cash compensation. During 2020, our Company reimbursed non-employee directors for out-of-pocket expenses incurred in connection with attending meetings of our Board of Directors and its committees.

In May 2020, the Compensation Committee approved a compensation program for our non-employee directors effective for 2020, consisting of annual awards of options to purchase common stock. Each non-employee director will be eligible to receive an option by dividing a target dollar amount by the Black-Scholes value of a share of our common stock as of the date of grant. The target dollar amount for each director will equal approximately (i) $35,000 for service as a non-employee director, plus (ii) $5,000 for each committee of which the director is expected to serve as chair. In addition, the Committee approved additional monthly cash compensation payable to non-employee directors totaling $1,000 per month beginning with May 2020.

In December 2020, the Compensation Committee approved an update to the compensation of our non-employee directors for 2021. The new program provides cash compensation as described below. The total annual amounts will be paid to directors monthly. In addition, on that same date, the Compensation Committee approved the issuance of restricted stock units (RSUs) to each non-employee director. The number of RSUs granted to each director was 2,875 and they are scheduled to vest in 5 equivalent increments beginning January 2021 through May 2021.

Annual Retainer $	General	Audit Committee	Nominating & Governance Committee	Compensation Committee
Nonemployee director	35,000
Lead independent director	20,000(a)
Committee chair		15,000	7,500	10,000
Committee member		7,500	3,750	5,000

(a)	Paid in addition to nonemployee director retainer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table presents the number of shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	2,148,999(a)	$6.77	883,001(b)
Equity compensation plans not approved by security holders	–	–	–
Total	2,148,999		883,001

(a)

Includes 1.916,999 shares underlying common stock options under the 2016Plan and 232,000 shares underlying common stock options under the 2011 plan. We ceased issuing awards under the 2011 Plan upon stockholder approval of the 2016 plan in 2016.

(b)

The 2016 Plan provides that the number of shares of common stock available for issuance under the plan will increase on January 1 of each year beginning in 2021 and ending on January 1, 2025 in an amount equal to the lesser of (i) the number of shares necessary to increase the total option pool to 20% of the total number of fully diluted shares (as defined in the Amended 2016 Plan) as of December 31 of the immediately preceding calendar year and (ii) such lesser number of shares as may be determined by the Board of Directors or its Compensation Committee prior to January 1st of any calendar year.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our outstanding common stock as of March 22, 2021 by (i) each of our named executive officers identified in the Summary Compensation Table below; (ii) each of our directors; (iii) all of our executive officers, directors and director nominees as a group; and (iv) each other beneficial owner of 5% or more of our outstanding common stock. Ownership percentages are based on 10,083,872 shares of common stock outstanding as of the close of business on the same date. Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge and subject to applicable community property laws, each of the holders of stock listed below has sole voting and investment power as to the stock owned unless otherwise noted. The table below includes the number of shares underlying rights to acquire common stock that are exercisable within 60 days from March 22, 2021. Except as otherwise noted below, the address for each director or officer listed in the table is c/o Panbela Therapeutics, Inc., 712 Vista Blvd #305, Waconia, Minnesota 55387.

Name	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares*
Executive Officers and Directors
Michael T. Cullen	854,971(a)	8.1%
Jennifer K. Simpson	58,860(b)	*
Susan Horvath	152,013(c)	1.5%
Arthur J. Fratamico	39,323(d)	*
Suzanne Gagnon	367,159(e)	3.5%
Jeffrey S. Mathiesen	60,475(f)	*
Paul W. Schaffer	313,560(g)	3.1%
D. Robert Schemel	453,074(h)	4.5%
All directors and current executive officers as a group (8 persons)	2,299,435(i)	20.3%

Ryan Gilbertson 2012 Irrevocable Family Trust	764,890(j)	7.5%
8615 Eagle Creek Circle
Savage, Minnesota 55378

*	Less than 1%
(a)	Includes 204,576 shares held by the Cullen Living Trust and 365,400 shares subject to stock options, and 72,500 shares subject to warrants.
(b)	Includes 1,000 shares indirectly held and 53,012 shares subject to stock options, and 2,424 shares subject to warrants.
(c)	Includes 118,725 shares subject to stock options, and 19,852 shares subject to warrants.
(d)	Includes 31,600 shares subject to stock options and 1,150 shares underlying RSUs.
(e)	Includes 1,000 shares held by the Raymond A. Gagnon and M. Madeline Gagnon Irrevocable Trust, 318,375 shares subject to stock options and 1,500 shares subject to warrants.
(f)	Includes 54,600 shares subject to options and 1,150 shares underlying RSUs.
(g)	Includes 30,665 shares held by the Paul Shaffer Trust, 70,600 shares subject to stock options, 1,150 shares underlying RSUs, 50,000 shares subject to warrants.
(h)

Includes 282,654 shares held by spouse, 11,750 shares held by mother over which director holds both voting and depository power but disclaims beneficial ownership and 54,600 shares subject to stock options, 1,150 shares underlying RSUs and 11,767 shares subject to warrants.

(i)	Includes 1,071,512 shares subject to stock options, 4,600 shares underlying RSUs and 160,467 shares subject to warrants.
(j)	Includes 171,430 shares subject to warrants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The following is a summary of transactions since January 1, 2019 to which our Company has been a party and in which the amount involved exceeded $64,000, which is approximately 1% of the average of our total assets as of the ends of our last two completed fiscal years, and in which any of our directors, executive officers, or beneficial owners of more than 10% of our capital stock had or will have a direct or indirect material interest, other than the compensation arrangements that are described under the heading “Executive Compensation: Employment Agreements” in Item 11.

Our Chief Medical Officer, Suzanne Gagnon, is also a member of our Board of Directors. We are party to an employment agreement with Dr. Gagnon in substantially the same form as the employment agreements with the Executives described below under the heading “Executive Compensation: Employment Agreements” in Item 11. Dr. Gagnon is eligible to participate in the other compensation and benefit programs generally available to our employees. Her employment agreement also includes customary confidentiality, non-competition and non-solicitation covenants. Under her employment agreement as currently in effect, Dr. Gagnon was entitled to receive an initial annualized base salary of $270,000 through September 30, 2020. Effective October 1, 2020 the compensation and audit committees approved a new annualized base salary of $360,000. During 2019 and 2020, Dr. Gagnon received compensation from the Company amounting to $250,100 and $293,500, respectively. In February 2021, based on the achievement of established metrics for 2020, Dr. Gagnon received a cash bonus of $117,000.

Certain directors and executive officers participated in various equity offerings in amounts exceeding $64,000 during the two years ended December 31, 2020. The table below summarizes those securities purchases:

Related Person Name and Position(s)	Date of Investment	Securities Purchased	Amount Invested

Michael T. Cullen, Executive Chairman President, CEO and Director	8/30/2019	30,000 Shares of Common Stock and Warrants to purchase up to 30,000 additional Shares of Common Stock(a)	$105,000

Paul W. Schaffer, Director	9/20/2019	30,000 Shares of Common Stock and Warrants to Purchase up to 30,000 additional Shares of Common Stock(b)	$105,000

(a)	Pursuant to Securities Purchase Agreement dated August 30, 2019 the warrants are exercisable for a period of five years from the date of issuance at an exercise price of $4.00 per share.
(b)	Pursuant to Securities Purchase Agreement dated September 20, 2019 the warrants are exercisable for a period of five years from the date of issuance at an exercise price of $4.00 per share.

Limitation of Liability of Directors and Officers and Indemnification

Our certificate of incorporation limits the liability of the directors to the fullest extent permitted by Delaware law.

Our bylaws provide that we will indemnify and advance expenses to the directors and officers to the fullest extent permitted by law or, if applicable, pursuant to indemnification agreements. They further provide that we may choose to indemnify other employees or agents of our Company from time to time. The Delaware General Corporation Law and the bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to our Company, regardless of whether the bylaws permit indemnification. We maintain a directors’ and officers’ liability insurance policy.

At present there is no pending litigation or proceeding involving any of the current or former directors or officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the SEC this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Related Person Transaction Approval Policy

Our Board of Directors has adopted a written policy regarding transactions with related persons, which we refer to as our related party transaction approval policy. Our related party transaction approval policy requires that any executive officer proposing to enter into a transaction with a “related party” generally must promptly disclose to our Audit Committee the proposed transaction and all material facts with respect thereto. In reviewing a transaction, our Audit Committee will consider all relevant facts and circumstances, including (1) the commercial reasonableness of the terms, (2) the benefit and perceived benefits, or lack thereof, to us, (3) the opportunity costs of alternate transactions and (4) the materiality and character of the related party’s interest, and the actual or apparent conflict of interest of the related party.

Our Audit Committee will not approve or ratify a related party transaction unless it determines that, upon consideration of all relevant information, the transaction is beneficial to our Company and stockholders and the terms of the transaction are fair to our Company. No related party transaction will be consummated without the approval or ratification of our Audit Committee. It will be our policy that a director will recuse him- or herself from any vote relating to a proposed or actual related party transaction in which they have an interest. Under our related party transaction approval policy, a “related party” includes any of our directors, director nominees, executive officers, any beneficial owner of more than 5% of our common stock and any immediate family member of any of the foregoing. Related party transactions exempt from our policy include transactions available to all of our employees and stockholders on the same terms and transactions between us and the related party that, when aggregated with the amount of all other transactions between us and the related party or its affiliates, involved less than one percent of the average of our Company’s total assets at yearend for the last two completed fiscal years.

Director Independence

The continued listing rules of The Nasdaq Stock Market, LLC (the “Nasdaq Rules”) require that a majority of our Board of Directors be “independent directors” as that term is defined in the Nasdaq Rules. Our Board has determined that each of our non-employee directors, namely Messrs. Fratamico, Mathiesen, Schaffer, Schemel, are “independent directors.”

Item 14.	Principal Accounting Fees and Services

Audit Fees

Cherry Bekaert LLP served as our independent registered public accounting firm for the years ended December 31, 2020 and 2019. The following table presents the aggregate fees for professional services provided by Cherry Bekaert LLP related to those fiscal years:

	Year Ended
	December 31, 2020	December 31, 2019
Audit Fees(a)	$124,950	$104,500
Audit-Related Fees(b)	12,950	–
Total	$124,950	$104,500

(a)

Audit Fees consisted of fees for the audit of our annual consolidated financial statements, including audited consolidated financial statements presented in our annual report on Form 10-K, review of the consolidated financial statements presented in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and statutory audits required by non-U.S. jurisdiction.

(b)

Audit Related Fees consisted of fees for assurances and related services that are reasonably related to the performance of the audit of the consolidated financial statements and are not reported under “Audit Fees”.

Pre-approval Policy

The Audit Committee has established a policy governing our use of the services of our independent registered public accountants. Under the policy, the Audit Committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In 2020 and 2019, all fees identified above under the captions “Audit Fees” that were billed by Cherry Bekaert LLP were approved by the Audit Committee in accordance with SEC requirements.

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

(3) Exhibits

Exhibit No.	Description
3.1+	Restated Certificate of Incorporation
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed December 2, 2020)
4.1+	Description of Securities
4.2	Form of Common Stock Warrant issued June through September 2016 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 14, 2016)
4.3	Form of Common Stock Warrant issued February through May 2018 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed February 26, 2018)
4.4	Form of Convertible Promissory Note issued December 2018 and January 2019 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed December 28, 2018)
4.5	Form of Common Stock Warrant issued December 2018 and January 2019 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed December 28, 2018)
4.6	Common Stock Warrant issued April 2, 2019 (incorporated by reference to Exhibit 10.3 to quarterly report on Form 10-Q for quarter ended March 31, 2019)
4.7	Form of Common Stock Warrant issued August through October 2019 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed August 29, 2019)
4.8	Form of Warrants issued May 22, June 5, June 15, and June 22, 2020 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 11, 2020)
4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 Form S-1 effective August 27, 2020)
4.10	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 Form S-1 effective August 27, 2020)

Exhibit No.	Description
4.11	Warrant Agency Agreement with VStock Transfer, LLC dated September 1, 2020 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 1, 2020)
10.1*	2011 Stock Option Plan, as amended through January 1, 2015 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 11, 2015)
10.2*	Form of Incentive Stock Option Agreement for awards under 2011 Plan (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed September 11, 2015)
10.3*	Form of Non-Qualified Stock Option Agreement for awards under 2011 Plan (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed September 11, 2015)
10.4*	2016 Omnibus Incentive Plan as amended and restated through April 9, 2020 (incorporated by reference to Exhibit 99.1 to current report on Form 8-K filed May 26, 2020)
10.5*	Form of Incentive Stock Option Agreement for awards under 2016 Plan (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for quarter ended June 30, 2016)
10.6*	Form of Non-Qualified Stock Option Agreement for awards under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to quarterly report on Form 10-Q for quarter ended June 30, 2016)
10.7*	Form of Performance-Based Stock Option Agreement for awards under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to annual report on Form 10-K for fiscal year ended December 31, 2016)
10.8*	Form of Indemnification Agreement with non-employee directors (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed September 11, 2015)
10.9	Standard Exclusive License Agreement with University of Florida Research Foundation, Inc., dated December 22, 2011 (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed September 11, 2015)
10.10	Form of First Amendment to License Agreement with University of Florida Research Foundation, Inc. dated December 12, 2016 (incorporated by reference to Exhibit 10.10 to annual report on Form 10-K for fiscal year ended December 31, 2019)
10.11	Second Amendment to License Agreement with University of Florida Research Foundation, Inc., dated October 3, 2019 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 9, 2019)
10.12*	Employment Agreement with Michael T. Cullen, dated December 2, 2015 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed December 4, 2015)
10.13*	First Amendment to Employment Agreement with Michael T. Cullen, dated September 12, 2016 (incorporated by reference to Exhibit 10.17 to registration statement on Form S-1 filed September 16, 2016)
10.14*	Second Amendment to Employment Agreement with Michael T. Cullen, dated October 1, 2017 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 13, 2017)
10.15*	Waiver and Third Amendment to Employment Agreement with Michael T. Cullen, effective as of February 27, 2018 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 5, 2018)
10.16*	Employment Agreement with Suzanne Gagnon, dated December 2, 2015 (incorporated by reference to Exhibit 10.9 to annual report on Form 10-K for fiscal year ended December 31, 2015)
10.17*	First Amendment to Employment Agreement with Suzanne Gagnon, dated September 12, 2016 (incorporated by reference to Exhibit 10.20 to registration statement on Form S-1 filed September 16, 2016)

Exhibit No.	Description
10.18*	Second Amendment to Employment Agreement with Suzanne Gagnon, dated October 1, 2017 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed October 13, 2017)
10.19*	Waiver and Third Amendment to Employment Agreement with Suzanne Gagnon, effective as of February 27, 2018 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed March 5, 2018)
10.20*	Employment Agreement with Susan Horvath, dated April 17, 2018 (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for quarter ended March 31, 2018)
10.21	Employment agreement with Jennifer K Simpson dated July 15, 2020 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 16, 2020)
10.22	Seed Capital Accelerator Loan Agreement and Seed Capital Loan Note dated October 26, 2012 (incorporated by reference to Exhibit 10.22 to annual report on Form 10-K for the year ended December 31, 2019)
10.23	First Amendment to Seed Capital Accelerator Loan Agreement and Seed Capital Loan Note dated October 13, 2017 (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for quarter ended March 31, 2019)
10.24	Second Amendment to Seed Capital Accelerator Loan Agreement and Seed Capital Loan Note dated April 5, 2019 (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q for quarter ended March 31, 2019)
10.25	Third Amendment to Seed Capital Accelerator Loan Agreement and Seed Capital Loan Noted dated December 31,2019 (incorporated by reference to Exhibit 10.25 to annual report on Form 10-K for the year ended December 31, 2019)
10.26	Form of Securities Purchase Agreement, dated December 21 and 31, 2018, January 14, 25, and 31, 2019 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed December 28, 2018)
21.1+	List of Subsidiaries
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Powers of Attorney
31.1+	Chief Executive Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Chief Financial Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+	Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

+	Filed herewith
++	Furnished herewith
*	Management compensatory plan or arrangement required to be filed as an exhibit to this report.
**	Portions of exhibit omitted pursuant to order granting confidential treatment issued by the Securities and Exchange Commission.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2021.

PANBELA THERAPEUTICS, INC.

By:	/s/ JENNIFER K. SIMPSON
Jennifer K. Simpson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2021.

/s/ JENNIFER K. SIMPSON	/s/ SUSAN HORVATH
Jennifer K. Simpson,	Susan Horvath,
President and Chief Executive Officer (Principal Executive Officer)	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

*	*
Michael T. Cullen, Executive Chairman and Director	Arthur J. Fratamico, Director

*	*
Suzanne Gagnon, Director	Jeffrey S. Mathiesen, Director

*	*
Paul W. Schaffer, Director	D. Robert Schemel, Director

*         Jennifer K. Simpson, by signing her name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ JENNIFER K. SIMPSON
Jennifer K. Simpson, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Panbela Therapeutics, Inc.

Waconia, MN

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Panbela Therapeutics, Inc. and Subsidiary (formerly Sun BioPharma, Inc.) (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter – Going Concern Considerations

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

Accounting principles generally accepted in the United States require the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt, management should consider whether its plans that are intended to mitigate the conditions or events will alleviate the substantial doubt.

Conclusions on going concern considerations involve significant estimates and management judgment, including prospective financial information. Given the complexity and the subjective nature of such information, evaluating management’s judgments related to their going concern analysis required extensive audit effort and a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

●	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.
●	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.
●	We reviewed and evaluated management’s plans for dealing with adverse effect of these conditions and events.

We have served as the Company’s auditors since 2014.

/s/ Cherry Bekaert

Tampa, Florida

March 25, 2021

Panbela Therapeutics, Inc.
Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$9,022	$2,449
Prepaid expenses and other current assets	412	283
Income tax receivable	323	361
Total current assets	9,757	3,093
Other noncurrent assets	56	51
Total assets	$9,813	$3,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$554	$597
Accrued expenses	811	304
Term debt, current portion	-	116
Unsecured promissory note payable	-	742
Total current liabilities	1,365	1,759
Total liabilities	1,365	1,759

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of December 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 9,664,427 and 6,631,308 shares issued and outstanding, as of December 31, 2020 and December 31, 2019, respectively	10	7
Additional paid-in capital	54,848	42,331
Accumulated deficit	(46,026)	(41,258)
Accumulated comprehensive (loss) income	(384)	305
Total stockholders' equity	8,448	1,385
Total liabilities and stockholders' equity	$9,813	$3,144

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses:
General and administrative	$3,249	$1,973
Research and development	2,505	2,349
Operating loss	(5,754)	(4,322)

Other income (expense):
Interest expense	(17)	(2,194)
Gain on debt forgiveness	103	-
Other income (expense)	605	(99)
Total other income (expense)	691	(2,293)

Loss before income tax benefit	(5,063)	(6,615)

Income tax benefit	295	415

Net loss	(4,768)	(6,200)
Foreign currency translation adjustment	(689)	22
Comprehensive loss	$(5,457)	$(6,178)

Basic and diluted net loss per share	$(0.62)	$(1.09)
Weighted average shares outstanding - basic and diluted	7,732,882	5,700,314

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at January 1, 2019	5,077	$5	$35,038	$(35,058)	$283	$268
Beneficial conversion feature on convertible notes payable	-	-	353	-	-	353
Warrants issued with sale of convertible notes payable	-	-	419	-	-	419
Common stock converted into convertible notes payable	(7)	-	(25)	-	-	(25)
Conversion of convertible notes payable and accrued interest into common stock	652	1	2,280	-	-	2,281
Sale of common stock and warrants	909	1	3,159	-	-	3,160
Warrants issued in exchange for modification of term debt	-	-	14	-	-	14
Stock-based compensation	-	-	1,093	-	-	1,093
Net loss	-	-	-	(6,200)	-	(6,200)
Foreign currency translation adjustment	-	-	-	-	22	22
Balance at December 31, 2019	6,631	$7	$42,331	$(41,258)	$305	$1,385

Warrants issued for future services	-	-	228	-	-	228
Sale of common stock and warrants	437	-	1,746	-	-	1,746
Public offering - issuance of common stock and warrants	2,545	3	9,218	-	-	9,221
Exercise of warrants for cash	43	-	120	-	-	120
Exercise of warrants, cashless	8	-	-	-	-	-
Stock-based compensation	-	-	1,205	-	-	1,205
Net loss	-	-	-	(4,768)	-	(4,768)
Foreign currency translation adjustment	-	-	-	-	(689)	(689)
Balance at December 31, 2020	9,664	$10	$54,848	$(46,026)	$(384)	$8,448

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,768)	$(6,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,205	1,093
Amortization of debt discount	-	2,066
Amortization of debt issuance costs	-	12
Forgiveness of Paycheck Protection Program loan	(103)	-
Non-cash interest expense	-	102
Changes in operating assets and liabilities:
Income tax receivable	(2)	(31)
Prepaid expenses and other current assets	67	(174)
Accounts payable	(747)	301
Accrued liabilities	494	92
Net cash used in operating activities	(3,854)	(2,739)
Cash flows from financing activities:
Proceeds from sale of common stock and warrants net of offering costs of $2 and $16, respectively	1,746	3,160
Proceeds from public offering of common stock and warrants net of underwriters discount and offering costs of $1,165	9,335	-
Proceeds from the sale of convertible promissory notes, net of debt issuance costs of $7	-	810
Proceeds from exercise of warrants	120	-
Proceeds from Paycheck Protection Program loan	103	-
Repayments of demand note	(743)	(25)
Repayments of term debt	(117)	(161)
Net cash provided by financing activities	10,444	3,784
Effect of exchange rate changes on cash	(17)	(1)
Net change in cash	6,573	1,044
Cash at beginning of period	2,449	1,405
Cash at end of period	$9,022	$2,449
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$8	$14
Supplemental disclosure of non-cash transactions:
Warrants issued for future services	$228	$-
Warrants issued to underwriter	$353	$-
Amortization of warrants as offering costs	$114	$-
Beneficial conversion feature on convertible notes	$-	$353
Warrants issued with convertible notes	$-	$419
Common stock converted into convertible notes payable	$-	$(25)
Warrants issued in exchange for modificaton of term debt		$14
Conversion of convertible notes payable and accrued interest into common stock	$-	$2,281
Issuance of unsecured promissory note in exchange of vendor accounts payable	$-	$742

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.	Business

Panbela Therapeutics, Inc., formally known as Sun BioPharma, Inc., and its wholly owned subsidiary Panbela Therapeutics Pty Ltd, formally known as Sun BioPharma Australia Pty Ltd, (collectively “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”). Panbela Therapeutics, Inc. was incorporated under the laws of the State of Delaware on September 21, 2011. Panbela Therapeutics Pty Ltd was established on May 24, 2013 and incorporated under the laws of Australian Securities and Investments Commission.

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

We have incurred losses of $46.0 million since our inception in 2011. For the year ended December 31, 2020 we incurred a net loss and negative cash flows from operating activities of $4.8 million and $3.9 million, respectively. We expect to incur substantial losses for the foreseeable future, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and the clinical development of our primary product candidate, SBP-101. As of December 31, 2020, we had cash of $9.0 million, working capital (defined as current assets less current liabilities) of $8.4 million and stockholders’ equity of $8.4 million. The Company’s principal sources of cash have included the issuance of equity securities and convertible debt.

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

In March 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) a global pandemic. Actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including through issuances of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to significantly reduced economic activity. At the end of 2020 two vaccines became available although they are not yet in wide distribution. While many state and local authorities have started to reopen businesses, others have adopted additional measures to mitigate COVID-19 and the rapid development and uncertainty of the situation continues to preclude any prediction as to the ultimate impact COVID-19 will have on the Company's business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States and Australia. During April 2020, we initiated a temporary pause in the enrollment of new patients in our clinical trial. After six weeks, we reauthorized our clinical sites to resume recruitment and enrollment of patients in the clinical trial. We continued to treat patients already enrolled throughout the temporary pause in enrollment. New enrollments were not interrupted again once the temporary pause was lifted in May 2020, and the enrollment in this study was completed in the fourth quarter 2020. The Company also experienced a brief delay in the manufacturing of the active product ingredient. As we have adequate supply of drug product, there was no disruption in supply for our clinical or preclinical testing. The Company’s administrative operations have been decentralized since inception so the Company experienced no administrative disruptions or additional costs due to the pandemic or related restrictions.

3.	Liquidity and Management Plans

We will need to seek additional sources of funds to support our current business plans. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk would increase if our clinical data were not positive or economic and market conditions deteriorate.

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

In closings occurring in the August through October 2019 the Company sold 909,209 shares of common stock and an equal number of warrants to purchase common stock in a private placement to certain accredited investors pursuant to a Securities Purchase Agreement. Net proceeds from these sales totaled approximately $3.2 million.

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

Principles of consolidation

The accompanying Consolidated Financial Statements include the assets, liabilities and expenses of Panbela Therapeutics, Inc. and our wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. Cash is deposited in demand accounts at commercial banks. At times, such deposits may be in excess of insured limits. As of December 31, 2020, $8.7 million of the Company’s cash is in excess of insured limits. The Company has not experienced any losses on its deposits of cash.

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

The fair value of restricted stock units is calculated as the fair value of the underlying common stock as of the date of grant.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates, for each of the jurisdictions in which the Company operates, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2020 and 2019. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations and Comprehensive Loss.

Foreign currency translation

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Pty Ltd are translated into U.S. dollars at period-end exchange rates. Expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive gain (loss) in the Consolidated Statements of Operations and Comprehensive Loss. During the years ended December 31, 2020 and 2019, any reclassification adjustments from accumulated other comprehensive gain to operations were inconsequential.

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

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	December 31,
	2020	2019
Employee and non-employee stock options	2,137,499	1,744,811
Restricted stock units	11,500	-
Common stock issuable under common stock purchase warrants	6,556,468	3,422,099
	8,705,467	5,166,910

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Clinical trial and related expenses	$186	$147
Incentive compensation	497	-
Professional services	98	125
Other	30	32
Total accrued liabilities	$811	$304

6.	Indebtedness

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

Term debt

The unsecured loan (the “Term Debt”) payable to the Institute for Commercialization of Public Research, Inc. was paid in full on December 31, 2020. The fair market value of the warrants issued in 2019 in exchange for modification of the terms was amortized to interest expense over the remaining term of the loan.

PPP loan

On May 1, 2020, the Company applied for and received funding for a loan of approximately $103,000 provided by the US Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which is part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”), enacted on March 27, 2020. Under the terms of the SBA PPP Loan, up to 100% of the principal and accrued interest may be forgiven if certain criteria are met and the loan proceeds are used for qualifying expenses such as payroll costs, benefits, rent, and utilities as described in the CARES Act. Effective December 30, 2020 the Company’s forgiveness application was approved by the SBA and the entire amount of the PPP Loan was forgiven, which has been recorded as Gain on Debt Forgiveness in the accompanying 2020 Statement of Operations.

Other indebtedness

On October 6, 2020, the Company paid in full an unsecured promissory note totaling approximately $742,000 with a vendor. The promissory note did not bear interest and the balance became payable in full as the result of the Company’s stock being listed on a national securities exchange.

7.	Commitments and Contingencies

License agreement

On December 22, 2011, we entered into an exclusive license agreement with the University of Florida research Foundation (“UFRF”). This license agreement was amended on first of December 12, 2016 (“First Amendment”) and again on October 3, 2019 (“Second Amendment”). The license agreement requires the Company to pay royalties to UFRF ranging from 2.5% to 5% of net sales of licensed products developed from the licensed technology. The Second Amendment eliminated all minimum annual royalties and modified the duration of royalty payments to the shorter of (1) ten years from first commercial sale of licensed products or (2) the expiration of the period of regulatory exclusivity on a country-by-country basis. All future milestone payments contemplated in the original agreement were eliminated in the Second Amendment.

The amended license agreement remains subject to customary and usual termination provisions. The Company must also pay an annual license maintenance fee of $10,000.

8.	Stockholders’ Equity

Public offering of common stock and warrants

On September 1, 2020, the Company closed an underwritten public offering of 2,545,454 shares of its common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $4.54. The gross proceeds from the offering was approximately $10.5 million. Approximately $81,000 of the gross proceeds was received from directors and officers of the Company. The net proceeds, after deducting the underwriters discount and other offering costs was approximately $9.3 million. The securities were offered pursuant to an effective registration statement on Form S-1. In connection with this offering, the Company’s common stock was approved for listing and began trading on the Nasdaq Capital Market on August 28, 2020. See also Note 3, titled “Liquidity and Business Plan.”

Underwriter warrant to purchase common stock

On September 1, 2020, the Company issued to the underwriter in the public offering a five-year warrant to purchase 127,273 shares of common stock at an exercise price of $4.537. The fair market value of the warrant, totaling approximately $353,000, has been charged against the net proceeds of the sale of the common stock on that date.

Exercise of Warrants to purchase common stock

During the quarter ended December 31, 2020, the Company issued 15,000 shares of common stock as the result of the exercise of outstanding warrants. The warrants were exercised at $4.54 per share and the shares of common stock were issued pursuant to an effective registration on Form S-1.

On September 1, 2020, the Company issued 35,665 shares of common stock as a result of the exercise of outstanding warrants that were set to expire as a result of the public offering described above. All of the warrants were exercised at $1.875 per share. Of the shares issued, 27,500 were issued for approximately $52,000 cash. One warrant to purchase 15,000 shares of common stock was exercised on a net, cashless basis, resulting in the issuance of the remaining 8,165 shares.

Private placements of common stock and warrants

On closings occurring in May and June 2020, the Company issued an aggregate of 437,000 shares of common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock pursuant to securities purchase agreements. Gross proceeds from the sale was approximately $1.7 million of which approximately $50,000 was received from directors and officers of the Company. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $6.00. See Note 3, titled “Liquidity and Business Plan.

Warrants to purchase common stock issued for future services

On February 21, 2020, the Company issued to a service provider a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $6.49 per share. The fair market value of the warrants issued of approximately $228,000 was capitalized. Approximately one half, or $114,000, was charged against the proceeds received in the public offering of September 1, 2020 and the balance will be charged against future proceeds.

2019 Private placement

On closings occurring in 2019, we issued an aggregate of 909,209 shares of our common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock pursuant to closings under securities purchase agreements. Total proceeds from the sales of common stock and warrants was approximately $3.2 million, of which $240,000 was received from directors and officers of the Company or its subsidiary. The warrants issued under the securities purchase agreements are exercisable for a period of five years from the dates of issuance at an exercise price of $4.00 per share. See Note 3, titled “Liquidity and Management’s Plans”.

Shares reserved

Shares of common stock reserved for future issuance were as follows as of December 31, 2020:

Stock options outstanding	2,137,499
Restricted stock units outstanding	11,500
Shares available for grant under equity incentive plan	883,001
Common shares issuable under outstanding common stock purchase warrants	6,556,468
9,588,468

9.	Stock-Based Compensation

2016 Omnibus Incentive Plan

The. 2016 Omnibus Incentive Plan, as last amended effective April 9, 2020 (the “2016 Plan”), has been approved by our Board of Directors and ratified by our stockholders. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan with an exercise price not less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. Under the 2016 Plan, a total of 2,800,000 shares of common stock have been reserved for issuance. As of December 31, 2020, options to purchase 1,905,499 shares of common stock and 11,500 restricted, unvested shares were outstanding under the 2016 Plan and 883,001 shares remained available for future awards.

2011 Stock Option Plan

Prior to approval of the 2016 Plan, stock-based awards were granted under the 2011 Stock Option Plan (the “2011 Plan”). In conjunction with stockholder approval of the 2016 Plan, the Board terminated the 2011 Plan, although awards outstanding under the 2011 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of December 31, 2020, options to purchase 232,000 shares of common stock remained outstanding under the 2011 Plan.

We recognize stock-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2019	1,032,211	$8.90	$169,495
Granted	733,400	3.42
Exercised	-	-
Cancelled	-	-
Forfeitures	(20,800)	15.10

Balance at December 31, 2019	1,744,811	$6.53	$1,047,197
Granted	425,648	7.48
Exercised	-	-
Cancelled	(32,360)	2.42
Forfeitures	(600)	15.10

Balance at December 31, 2020	2,137,499	$6.77	$388,461

A summary of the status of our unvested shares during the two years ended and as of December 31, 2020 is as follows:

	Shares Under Option	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	42,500	$4.83
Granted	733,400	2.09
Vested	(378,025)	2.41
Forfeitures	-	-
Unvested at December 31, 2019	397,875	$2.03
Granted	425,648	5.39
Vested	(322,437)	3.14
Forfeitures	-	-
Unvested at December 31, 2020	501,086	$4.17

Information about stock options outstanding, vested and expected to vest as of December 31, 2020, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.875	-	$1.10	22,000	1.92	$1.018	22,000	1.92
$2.275	-	$2.50	22,000	3.20	$2.439	22,000	3.20
$2.95	-	$3.70	762,100	7.37	$3.038	600,650	7.09
$4.50	-	$8.10	751,900	7.68	$6.241	571,300	7.15
$9.99	-	$10.10	266,048	8.93	$9.994	107,012	8.03
$15.10			313,451	5.41	$15.100	313,451	5.41

Totals			2,137,499	7.29	$6.773	1,636,413	6.73

As of December 31, 2020, total compensation expense related to unvested employee stock options not yet recognized was $2.1 million, which is expected to be allocated to expenses over a weighted-average period of 1.8 years.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for options issued by the Company for the years ended December 31, 2020 and 2019:

	2020			2019
Common stock fair value	$4.82	-	$9.99	$2.95	-	$5.00
Risk-free interest rate	0.29%	-	0.39%	1.55%	-	2.25%
Expected dividend yield		0			0
Expected Option life (in years)	5.00	-	5.75	5.00	-	5.50
Expected stock price volatility		90%			72%

Nonemployee stock-based compensation

We account for stock options granted to nonemployees in accordance with Accounting Standards Update (“ASU”) 2019-07, “Compensation – Stock Compensation (Topic 718). In connection with stock options granted to nonemployees, we recorded $261,000 and $288,000 for nonemployee stock-based compensation during 2020 and 2019, respectively.

Restricted stock units

The number and weighted average grant date fair value of restricted non vested common stock for the most recent completed fiscal year is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Restricted nonvested at January 1, 2020	-	$-
Granted in 2020	11,500	3.45
Vested in 2020	-	-
Restricted nonvested at December 31, 2020	11,500	$3.45

As of December 31, 2020, total compensation expense related to unvested restricted stock units not yet recognized was approximately $33,000, which is expected to be allocated to expenses over a weighted-average period of 0.4 years.

Stock compensation expense includes expense related to restricted stock units of approximately $7,000 in 2020.

10.         Income Taxes

We have incurred net operating losses since inception. We have not reflected the benefit of net operating loss carryforwards in the accompanying financial statements and have established a full valuation allowance against our deferred tax assets.

On December 31, 2020 and 2019, the Company had an income tax receivable of $323,000 and $361,000, respectively, comprised of refundable tax incentives related to research and development activities of our subsidiary Panbela Therapeutics Pty Ltd.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as operating losses and tax credit carryforwards.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
Deferred tax assets (liabilities)	2020	2019

Net operating loss carryforwards	$7,660	$6,307
Research credit carryforwards	235	235
Stock-based compensation	1,498	1,230
Other	70	72
Deferred tax assets	9,463	7,844
Valuation allowance	(9,463)	(7,844)
Net deferred tax asset	$-	$-

Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry-forward period. Because of our history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, we have provided a full valuation allowance.

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended December 31,
	2020	2019
Statutory rate	21.0%	21.0%
Permanent differences	1.7	(5.9)
Valuation allowance	(26.5)	(32.4)
Foreign research incentives	5.4	5.7
Deferred true-up	-	16.3
Other	3.8	1.0
Effective rate	5.4%	5.7%

Net operating losses and tax credit carryforwards as of December 31, 2020, are as follows:

(In Thousands)	Amount	Expiration Years
Net operating losses--federal	12,958	Expires beginning 2031
2018 to 2020 net operating loss -- federal	6,148	Never expires
Tax credits--federal	235	Beginning 2041

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

The Company is subject to taxation in the United States and Australia. Tax returns for the year ended December 31, 2016 and thereafter are subject to examinations by federal and state tax authorities. Tax returns of Panbela Therapeutics Pty Ltd. for the year ended December 31, 2015 and thereafter are subject to examination by the Australian tax authorities.

11.         Subsequent Events

Cash Exercise of Outstanding Warrants

Between February 5 and March 23, 2021, the company issued 223,938 shares of common stock as the result of the exercise of outstanding registered warrants. The warrants were exercised at $4.54 per share. Total cash received was approximately $1.0 million.

Cashless Exercise of Outstanding Warrants

Between February 2 and March 23, 2021, warrants to purchase 531,140 shares of common stock were exercised on a net, cashless basis, resulting in the issuance of the 188,607 shares.