Form 10-Q
period 2021-03-31
Panbela Therapeutics, Inc.
filed 2021-05-12
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Securities registered pursuant to Section 12(b) of the Act

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

On May 10, 2020, there were 10,088,872 shares of the registrant’s common stock, par value $0.001, outstanding.

Panbela Therapeutics, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Panbela Therapeutics, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$8,098	$9,022
Prepaid expenses and other current assets	310	412
Income tax receivable	431	323
Total current assets	8,839	9,757
Other noncurrent assets	55	56
Total assets	$8,894	$9,813

LIABILITITES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$782	$554
Accrued expenses	528	811
Total current liabilities	1,310	1,365

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 10,088,872 and 9,664,427 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	10	10
Additional paid-in capital	56,142	54,848
Accumulated deficit	(48,283)	(46,026)
Accumulated comprehensive loss	(285)	(384)
Total stockholders' equity	7,584	8,448
Total liabilities and stockholders' equity	$8,894	$9,813

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
General and administrative	$1,149	$468
Research and development	1,099	598
Operating loss	(2,248)	(1,066)

Other (expense):
Interest expense	(3)	(4)
Other(expense) income	(122)	(820)
Total other expense	(125)	(824)

Loss before income tax benefit	(2,373)	(1,890)

Income tax benefit	116	92

Net loss	(2,257)	(1,798)
Foreign currency translation adjustment	99	797

Comprehensive loss	$(2,158)	$(1,001)

Basic and diluted net loss per share	$(0.23)	$(0.27)
Weighted average shares outstanding - basic and diluted	9,887,578	6,631,308

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balances as of January 1, 2021	9,664	$10	$54,848	$(46,026)	$(384)	$8,448
Warrants exercised for cash	229	-	1,042	-	-	1,042
Warrants exercised net cashless	189	-	-	-	-	-
Vested restricted stock units	7	-	-	-	-	-
Stock-based compensation	-	-	252	-	-	252
Net loss	-	-	-	(2,257)	-	(2,257)
Foreign currency translation adjustment	-	-	-	-	99	99
Balances as of March 31, 2021	10,089	$10	$56,142	$(48,283)	$(285)	$7,584

	For the Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain	Equity
Balances as of January 1, 2020	6,631	$7	$42,331	$(41,258)	$305	$1,385
Warrants issued for future services	-	-	228	-	-	228
Stock-based compensation	-	-	112	-	-	112
Net loss	-	-	-	(1,798)	-	(1,798)
Foreign currency translation adjustment	-	-	-	-	797	797
Balances at March 31, 2020	6,631	$7	$42,671	$(43,056)	$1,102	$724

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,257)	$(1,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	252	112
Changes in operating assets and liabilities:
Income tax receivable	(113)	(97)
Prepaid expenses and other current assets	100	97
Accounts payable	334	546
Accrued liabilities	(281)	20
Net cash used in operating activities	(1,965)	(1,120)

Cash flows from financing activities:
Proceeds from exercise of stock purchase warrants	1,042	-
Repayments of term debt	-	(26)
Net cash provided by (used by) financing activities	1,042	(26)

Effect of exchange rate changes on cash	(1)	(7)

Net change in cash	(924)	(1,153)
Cash at beginning of period	9,022	2,449
Cash at end of period	$8,098	$1,296

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$3	$2

Supplemental disclosure of non-cash transactions:
Warrants issued for future services	$-	$228

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Business

Panbela Therapeutics, Inc. and its wholly-owned subsidiary Panbela Therapeutics Pty Ltd (collectively “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for the treatment of patients with pancreatic cancer. We have exclusively licensed the worldwide rights to this compound, which has been designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”).

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

We have incurred losses of $48.3 million since our inception in 2011. For the three months ended March 31, 2021, we incurred a net loss of $2.3 million. We also incurred negative cash flows from operating activities of approximately $1.9 million for this period. As we continue to pursue development activities and seek commercialization of our initial product candidate, SBP-101, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of March 31, 2021, we had cash of $8.1 million, working capital of $7.5 million, (current assets less current liabilities) and stockholders’ equity of $7.6 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm included a paragraph emphasizing this going concern uncertainty in their audit report regarding our 2020 financial statements dated March 25, 2021. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our SBP-101 product candidate. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 4 titled “Liquidity and Business Plan.”

In March 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) a global pandemic. Actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including through issuances of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to significantly reduced economic activity. Vaccines became available at the end of 2020 and distribution accelerated during the first quarter of 2021. While many state and local authorities have started to reopen businesses, others have adopted additional measures to mitigate COVID-19 and the rapid development and uncertainty of the situation continues to preclude any prediction as to the ultimate impact COVID-19 will have on the Company's business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States and Australia. During April 2020, we initiated a temporary pause in the enrollment of new patients in our clinical trial. After six weeks, we reauthorized our clinical sites to resume recruitment and enrollment of patients in the clinical trial. We continued to treat patients already enrolled throughout the temporary pause in enrollment. New enrollments were not interrupted again once the temporary pause was lifted in May 2020, and the enrollment in this study was completed in the fourth quarter 2020. The Company also experienced a brief delay in the manufacturing of the active product ingredient. As we have adequate supply of drug product, there was no disruption in supply for our clinical or preclinical testing. The Company’s administrative operations have been decentralized since inception so the Company experienced no administrative disruptions or additional costs due to the pandemic or related restrictions.

3.	Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2020 was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in our most recent filed Annual Report on Form 10-K and our subsequent filings with the SEC. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

4.	Liquidity and Business Plan

Between February 5 and March 23, 2021, the company issued 228,938 shares of common stock as the result of the exercise of outstanding warrants. Total cash received was approximately $1.0 million.

On September 1, 2020, the Company consummated an underwritten public offering of 2,545,454 shares of common stock and warrants to purchase the same number of shares of common stock which resulted in net proceeds of approximately $9.3 million. In the quarter ended June 30, 2020, the Company sold common stock and warrants to purchase common stock in private placements to certain accredited investors resulting in net proceeds of approximately $1.7 million. We expect the proceeds of these offerings will be sufficient to fund our planned business operations into the second quarter of 2022. We will need to raise additional capital in the future to support our operations.

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

Use of estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties with the ongoing pandemic and control responses.

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

Foreign currency translation adjustments

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity. During the three-month periods ended March 31, 2021 and 2020, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

Comprehensive loss

Comprehensive loss consists of our net loss and the effects of foreign currency translation.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted average of common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect would be anti-dilutive or reduce a net loss per share. The Company’s potential dilutive shares, which include outstanding common stock options, and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of the dates indicated:

	March 31,
	2021	2020
Employee and non-employee stock options	2,385,871	1,745,811
Restricted stock units	4,600	-
Common stock issuable under common stock purchase warrants	5,710,190	3,497,099
	8,100,661	5,242,910

6.	Stockholders’ Equity

Warrants exercised and expired

During the three months ended March 31, 2021, the Company issued a total of 228,939 shares of common stock for a total of approximately $1.0 million, resulting from exercises of outstanding warrants.  During the same period, the Company issued an additional 188,607 shares of common stock resulting from the net, cashless, exercise of outstanding warrants to purchase 531,140 shares.  Warrants to purchase a total of 86,200 shares of common stock, all having an exercise price of $5.00 per share, expired during the quarter ended March 31, 2021.

Public offering of common stock and warrants

On September 1, 2020, the Company closed an underwritten public offering of 2,545,454 shares of its common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $4.54. The gross proceeds from the offering was approximately $10.5 million. The net proceeds was approximately $9.3 million. After exercises, registered warrants to purchase common stock totaling 2,306,516 remained on March 31, 2021.

Shares reserved

The following shares of common stock were reserved for future issuance as of date indicated:

March 31, 2021
Stock options outstanding	2,385,871
Restricted stock units	4,600
Shares available for grant under equity incentive plan	1,453,208
Warrants outstanding	5,710,190
9,553,869

7.	Stock-based Compensation

2016 Omnibus Incentive Plan

The Panbela Therapeutics, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. As of March 31, 2021, options to purchase 2,153,871 shares of common stock and 4,600 restricted stock units, each representing the right to acquire one share of common stock, were outstanding under the 2016 Plan and 1,453,208 shares remained available for future awards.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Panbela Therapeutics, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the original receipt of stockholder approval for the 2016 Plan in May 2016. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. As of March 31, 2021, options to purchase 232,000 shares of common stock remained outstanding under the 2011 Plan. The average remaining life is approximately 3.6 years.

Stock-based Compensation Expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 31, 2021 vest based upon time-based and performance conditions. There was approximately $2.2 million unamortized stock-based compensation expense related to options granted to employees as of March 31, 2021.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
General and Administrative	$225	$99
Research and Development	27	13
	$252	$112

Details of options available to grant, granted, exercised, cancelled or forfeited during the three months ended March 31, 2021 follows:

	Shares Available for Grant	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2021	883,001	2,137,499	$6.77	$388,461
Additional shares available to grant	818,579	-	-
Granted	(385,000)	385,000	4.09
Exercised	-	-	-
Cancelled	-	-	-
Forfeitures or expirations	136,628	(136,628)	12.52
Balance at March 31, 2021	1,453,208	2,385,871	$6.01	$636,150

Information about stock options outstanding, vested and expected to vest as of March 31, 2021, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.875	-	$1.10	22,000	1.67	$1.018	22,000	1.67
$2.275	-	$2.50	22,000	2.95	$2.439	22,000	2.95
2.95	-	$4.09	1,147,100	8.09	$3.391	600,650	6.84
$4.50	-	$8.10	701,900	7.47	$6.109	521,300	6.90
$9.99	-	$10.10	266,048	8.65	$9.994	107,012	7.78
$15.10			226,823	4.97	$15.100	226,823	4.97

Totals			2,385,871	7.57	$6.010	1,499,785	6.52

Key assumptions

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three months ended March 31, 2021:

2021
Common stock fair value	$$4.82
Risk-free interest rate	1.08%
Expected dividend yield	0
Expected Option life	5.75
Expected stock price volatility	90%

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report and other publicly available documents, including any documents incorporated herein and therein by reference contain, and our officers and representatives may from time to time make, “forward-looking statements,” including within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in the following discussion, the words “anticipates,” “intends,” “believes,” “expects,” “intends,” “plans,” ”seeks,” “estimates,” “likely,” “may,” “would,” “will,” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding (i) our plans to initiate a randomized clinical trial; and (ii) our estimates of additional funds that may be required to complete our development plan and obtain necessary approvals.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially and adversely from the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (i) our ability to obtain additional funding to complete a randomized clinical trial; (ii) progress and success of our Phase 1 clinical trial; (iii) the impact of the current COVID-19 pandemic on our ability to complete enrollment in future clinical trials and procure the active ingredient; (iv) our ability to demonstrate the safety and effectiveness of our SBP-101 product candidate (v) our ability to obtain regulatory approvals for our SBP-101 product candidate in the United States, the European Union or other international markets; (vi) the market acceptance and level of future sales of our SBP-101 product candidate; (vii) the cost and delays in product development that may result from changes in regulatory oversight applicable to our SBP-101 product candidate; (viii) the rate of progress in establishing reimbursement arrangements with third-party payors; (ix) the effect of competing technological and market developments; (x) the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and (xi) such other factors as discussed in Part I, Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

In August 2015, the Food and Drug Administration (“FDA”) accepted our Investigational New Drug (“IND”) application for our SBP-101 product candidate.

We have completed an initial clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase 1, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts (cohorts 5a and 5b while the same dose, were separated as the result of different manufacturing lots) in the dose-escalation phase of the Phase 1 trial. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level. In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the Response Evaluation Criteria in Solid Tumors (“RECIST”), the currently accepted standard for evaluating change in the size of tumors. Eight of the 23 patients (35%) had SD and 15 of 24 (65%) had PD. It should be noted that of the 15 patients with PD, six came from cohorts one and two and are considered to have received less than potentially therapeutic doses of SBP-101. We also noted that 28 of the 29 patients had follow-up blood tests measuring the Tumor Marker CA 19-9 associated with pancreatic ductal adenocarcinoma. Eleven of these patients (39%) had reductions in the CA 19-9 levels, as measured at least once after the baseline assessment. Seven of the remaining 17 patients who showed no reduction in CA 19-9 came from cohorts one and two.

In 2018 we began enrolling patients in our second clinical trial, a Phase 1a/1b study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in 4 cohorts to evaluate the dosage level and schedule. Preliminary results were presented in a poster at the American Society of Clinical Oncology - GI conference (“ASCO-GI”) in January 2020. The poster reflected safety and efficacy results, as of a December 31, 2019 cutoff, from evaluable patients in cohorts 2 and 3 (N=13) which showed manageable toxicity, an objective response rate of 62% and a disease control rate of 85%, with several patients still ongoing at the reporting cutoff. An additional 25 subjects were enrolled in the expansion phase of the trial. Enrollment was completed in December of 2020.

After Phase 1b enrollment was completed, some patients in the trial were noted to have complaints of serious visual adverse effects. Visual changes were not seen in the SBP-101 monotherapy study. After consultation with our Data Safety Monitoring Board (“DSMB”) we determined that SBP-101 would not be administered to ongoing patients in the trial while additional safety information is analyzed. Patients continued with the standard drug regimen and all other trial activities also continued. Panbela conferred with the FDA regarding this plan to continue the trial but hold dosing of SBP-101 in ongoing patients until we could learn more. Because of our plan to withhold SBP-101, the FDA issued a partial clinical hold for the impacted study. On April 15, 2021, the Company announced that, subsequent to providing our evaluation and response to the FDA, the FDA has lifted the partial clinical hold. The Company has agreed to include in the design of all future studies the exclusion of patients with a history of retinopathy or at risk of retinal detachment and scheduled ophthalmologic monitoring for all patients. Additionally, in future dose-finding studies screening for retinal toxicity will be included. These considerations will be reflected in the randomized clinical trial that the Company is planning to initiate in the middle of 2021.

Interim results from the full study will be presented as a poster presentation at the ASCO Annual Meeting to be held June 4-8, 2021.

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

Financial Overview

We have incurred losses of $48.3 million since 2011. For the three months ended March 31, 2021, we incurred a net loss of $2.3 million. We also incurred negative cash flows from operating activities of approximately $1.9 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash was approximately $8.1 million and $9.0 million as of March 31, 2021 and December 31, 2020, respectively.

A decrease of $0.9 million in cash for the three months ended March 31, 2021 was due to negative cash flow from operations of approximately $1.9 offset in part from funds generated from the exercise of warrants.

Other than the temporary pause in enrollment during April and May of 2020 in our current clinical trial, the Company has not experienced any significant disruptions to our operations as a result of the COVID-19 pandemic. Recruitment and enrollment were resumed in May of 2020 and completed in December of 2020. The Company was not required to change management practices as it was decentralized prior to the COVID-19 pandemic.

Based on anticipated use of cash we expect the proceeds of the sale of equity securities that occurred in September of 2020 will be sufficient to fund our expected operations into the second quarter of 2022. We will need to obtain additional funds to continue our operations and execute our current business plans, including completing required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets, and laboratory studies to explore potential indications in other cancer types. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data were inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended March 31,
	2021	2020	Percent Change
Operating Expenses
General and administrative	$1,149	$468	145.5%
Research and development	1,099	598	83.8%
Total operating expenses	2,248	1,066	110.9%

Other expenses, net	(125)	(824)	-84.8%
Income tax benefit	116	92	26.1%

Net Loss	$(2,257)	$(1,798)	25.5%

Research and development (“R&D”) and general and administrative (“G&A”) expenses include non-cash share-based compensation expense resulting from our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 31, 2021 vest upon performance or time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss:

	Three Months Ended March 31,
	2021	2020
General and administrative	$225	$99
Research and development	27	13
Total Stock based compensation	$252	$112

General and administrative expense

Our G&A expenses increased 145.5% to $1.1 million in the first quarter of 2021, up from $0.5 million in the first quarter of 2020. The increase reflects increased salaries associated with additional headcount and market based adjustments to base salaries; accrued incentive compensation; increased stock compensation expense and increased costs associated with maintaining the listing of our common stock on a national exchange, including increased D&O insurance premiums and additional investor relations costs.

Research and development expense

Our R&D expenses increased 83.8% to $1.1 million in the first quarter of 2021, up from $0.6 million in the first quarter of 2020. The increase is due primarily to increased manufacturing costs of active ingredient and clinical trial costs in the first quarter of 2021.

Other expense, net

Other expense, net, was $0.1 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. The net expense in both periods is composed primarily of a foreign currency exchange loss on the intercompany receivable balance.

Income tax benefit

Income tax benefit remained flat at $0.1 million for the three months ended March 31, 2021 and March 31, 2020. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2021 and December 31, 2020 and our cash flow data for the three months ended March 31, 2021 and 2020.It is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	March 31, 2021	December 31, 2020
Cash	$8,098	$9,022
Working capital	$7,529	$8,392

Cash Flow Data	Three Months Ended March 31,
	2021	2020
Cash Provided by (Used in):
Operating Activities	$(1,965)	$(1,120)
Investment Activities	-	-
Financing Activities	1,042	(26)
Effect of exchange rate changes on cash	(1)	(7)
Net (decrease) in cash	$(924)	$(1,153)

Working Capital

Our total cash was $8.1 million and $9.0 million as of March 31, 2021 and December 31, 2020, respectively. We had $1.3 million in current liabilities and working capital of $7.5 million as of March 31, 2021, compared to $1.4 million in current liabilities and working capital of $8.4 million as of December 31, 2020.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $1.9 million in the three months ended March 31, 2021 compared to $1.1 million in the three months ended March 31, 2020. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2021 and net cash used in financing activities was $26,000 for the three months ended March 31, 2020. The cash provided for the three months ended March 31, 2021 represents the proceeds from the exercise of warrants during the quarter.

Capital Requirements

As we continue to pursue our operations and execute our business plan, including the wrapping up our current Phase 1 clinical trial for our initial product candidate, SBP-101, in pancreatic cancer, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

Our future capital uses, and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●

the progress of clinical trials required to support our applications for regulatory approvals, including our Phase 1a /1b clinical trial, a human clinical trial in Australia and the United States and a planned randomized trial to be initiated in the middle of 2021;

●	the impact of the current COVID-19 pandemic on our ability to monitor our current clinical trial, initiate enrollment in a future clinical trial and procure the active ingredient;

●	our ability to demonstrate the safety and effectiveness of our SBP-101 product candidate;

●	our ability to obtain regulatory approval of our SBP-101 product candidate in the United States, the European Union or other international markets;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our SBP-101 product candidate;

●	the market acceptance and level of future sales of our SBP-101 product candidate;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments; and

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims.

To date, we have used primarily equity financings and convertible debt to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. As of March 31, 2021, we did not have any existing credit facilities under which we could borrow funds.

We expect that we will have increases in expenditures in order to continue our efforts to grow our business, complete our Phase 1a clinical trial and begin the next clinical trial for our SBP-101 product candidate. We also have begun to invest in additional R&D efforts on mechanism of action, biomarkers, additional indications in other cancer types and the possibility of SBP-101 to act as a sensitizing agent for certain immunotherapies. The exact amounts and timing of any expenditure may vary significantly from our current intentions. We will need to obtain additional funds to continue our operations and execute our business plans including completion of required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data were inconclusive or not positive or economic conditions worsened in the market as a whole or in the pharmaceutical or biotechnology markets individually.

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

Indebtedness

As of March 31, 2021 and December 31, 2020 we had no debt obligations.

Critical Accounting Policies and Estimates

Our significant accounting policies are set forth in the notes accompanying the condensed consolidated financial statements included in this document. The accounting policies used in preparing our interim fiscal 2021 condensed consolidated financial statements are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Other than as noted below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Despite a continuing rising level of infections in India, the Company has been able to complete certain manufacturing studies with respect to its active ingredient. As of the date hereof, the Company has not experienced any delay in receipt of the active ingredient from its supplier in India. The Company is closely monitoring the situation in India and believes it has adequate supply of the active ingredient. The Company anticipates no material disruption to the new trial which is to be initiated in 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, the Company issued 193,607 shares of common stock as a result of exercises of outstanding warrants. Of the shares of common stock issued, 188,607 shares were issued pursuant to net, cashless, exercises of warrants to purchase 531,140 shares and the remaining 5,000 shares were issued for $25,000 cash. The shares were issued in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to “accredited investors,” as defined in Rule 501 of Regulation D of the SEC, without the use of any general solicitation or advertising to market or otherwise offer the securities for sale. None of the shares issued have been registered under the Securities Act or applicable state securities laws and none may be offered or sold in the United States absent registration under the Securities Act, or an exemption from such registration requirements.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description	Manner of Filing
3.1	Restated Certificate of Incorporation, as amended through December 2, 2020 (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K for the year ended December 31, 2020).	Incorporated by Reference

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed December 2, 2020).	Incorporated by Reference

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed September 1, 2020)	Incorporated by Reference

4.2	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 Form S-1 effective August 27, 2020).	Incorporated by Reference

4.3	Warrant Agency Agreement with VStock Transfer, LLC dated September 1, 2020 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 1, 2020).	Incorporated by Reference

10.1	2016 Omnibus Incentive Plan as filed with Form S-8 on April 20,2021	Incorporated by Reference

31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed Electronically

31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed Electronically

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101

Financial statements from the quarterly report on Form 10-Q of Panbela Therapeutics, Inc. for the quarter ended March 31, 2021, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANBELA THERAPEUTICS, INC.

Date: May 12, 2021	/s/ Jennifer K. Simpson
Jennifer K. Simpson President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 12, 2021	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)