Form 10-Q
period 2021-06-30
Panbela Therapeutics, Inc.
filed 2021-08-11
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File No.: 001-39468

Panbela Therapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0543922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 Vista Blvd #305 Waconia, Minnesota	55387
(Address of principal executive offices)	(Zip Code)

(952) 479-1196
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	PBLA	The Nasdaq Stock Market LLC

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

On August 9, 2021, there were 13,428,757 shares of the registrant’s common stock, par value $0.001, outstanding.

Panbela Therapeutics, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Panbela Therapeutics, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,405	$9,022
Prepaid expenses and other current assets	210	412
Income tax receivable	625	323
Total current assets	7,240	9,757
Other noncurrent assets	55	56
Total assets	$7,295	$9,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$781	$554
Accrued expenses	612	811
Total current liabilities	1,393	1,365

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 10,095,423 and 9,664,427 shares issued and outstanding as of June 30, 2021 and December 31, 2020 respectively	10	10
Additional paid-in capital	56,506	54,848
Accumulated deficit	(50,469)	(46,026)
Accumulated comprehensive loss	(145)	(384)
Total stockholders' equity	5,902	8,448
Total liabilities and stockholders' equity	$7,295	$9,813

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative	$1,241	$670	$2,391	$1,125
Research and development	985	434	2,084	1,032
Operating loss	(2,226)	(1,104)	(4,475)	(2,157)

Other (expense) income:
Interest expense	(4)	(4)	(7)	(9)
Other (expense) income	(148)	649	(269)	(184)
Total other (expense) income	(152)	645	(276)	(193)

Loss before income tax benefit	(2,378)	(459)	(4,751)	(2,350)

Income tax benefit	192	40	308	133

Net loss	(2,186)	(419)	(4,443)	(2,217)
Foreign currency translation adjustment	140	(715)	239	82
Comprehensive loss	$(2,046)	$(1,134)	$(4,204)	$(2,135)

Basic and diluted net loss per share	$(0.22)	$(0.06)	$(0.44)	$(0.33)
Weighted average shares outstanding - basic and diluted	10,092,995	6,732,470	9,989,705	6,681,889

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balances as of January 1, 2021	9,664	$10	$54,848	$(46,026)	$(384)	$8,448
Warrants exercised for cash	229	-	1,042	-	-	1,042
Warrants exercised net cashless	189	-	-	-	-	-
Vested restricted stock units	7	-	-	-	-	-
Stock-based compensation	-	-	252	-	-	252
Net loss	-	-	-	(2,257)	-	(2,257)
Foreign currency translation adjustment	-	-	-	-	99	99
Balances at March 31, 2021	10,089	$10	$56,142	$(48,283)	$(285)	$7,584

Warrants exercised net cashless	2	-	-	-	-	-
Vested restricted stock units	4	-	-	-	-	-
Stock-based compensation	-	-	364	-	-	364
Net loss	-	-	-	(2,186)	-	(2,186)
Foreign currency translation adjustment	-	-	-	-	140	140
Balances at June 30, 2021	10,095	$10	$56,506	$(50,469)	$(145)	$5,902

	For the Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balances as of January 1, 2020	6,631	$7	$42,331	$(41,258)	$305	$1,385
Warrants issued for future services	-	-	228	-	-	228
Stock-based compensation	-	-	112	-	-	112
Net loss	-	-	-	(1,798)	-	(1,798)
Foreign currency translation adjustment	-	-	-	-	797	797
Balances at March 31, 2020	6,631	$7	$42,671	$(43,056)	$1,102	$724

Sale of Common stock and warrants	437	-	1,746	-	-	1,746
Stock-based compensation	-	-	264	-	-	264
Net loss	-	-	-	(419)	-	(419)
Foreign currency translation adjustment	-	-	-	-	(715)	(715)
Balances at June 30, 2020	7,068	$7	$44,681	$(43,475)	$387	$1,600

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended June 30
	2021	2020
Cash flows from operating activities:
Net loss	$(4,443)	$(2,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	616	376
Changes in operating assets and liabilities:
Income tax receivable	(251)	(151)
Prepaid expenses and other current assets	130	7
Accounts payable	484	(14)
Accrued liabilities	(194)	23
Net cash used in operating activities	(3,658)	(1,976)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants net of offering costs of $2	-	1,746
Proceeds from exercise of stock purchase warrants	1,042	-
Proceeds from payroll protection loan	-	103
Repayments of term debt	-	(53)
Net cash provided by financing activities	1,042	1,796

Effect of exchange rate changes on cash and cash equivalents	(1)	(4)

Net change in cash and cash equivalents	(2,617)	(184)
Cash and cash equivalents at beginning of period	9,022	2,449
Cash and cash equivalents at end of period	$6,405	$2,265

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$7	$4

Supplemental disclosure of non-cash transactions:
Warrants issued for future services	$-	$228

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Business

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

We have incurred losses of $50.5 million since our inception in 2011. For the six months ended June 30, 2021, we incurred a net loss of $4.4 million. We also incurred negative cash flows from operating activities of approximately $3.7 million for this period. As we continue to pursue development activities and seek commercialization of our initial product candidate, SBP-101, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of June 30, 2021, we had cash and cash equivalents of $6.4 million, working capital of $5.8 million, (current assets less current liabilities) and stockholders’ equity of $5.9 million. On July 2, 2021, the company, in an underwritten transaction, sold 3,333,334 shares of common stock, the net proceeds of the transaction were approximately $9.0 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

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

In March 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) a global pandemic. Actions were taken by federal, state and local governmental authorities to combat the spread of COVID-19, including through issuances of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, led to significantly reduced economic activity. Vaccines became available at the end of 2020 and distribution in the U.S. first accelerated during the first quarter of 2021 and then leveled off in the second quarter. Most state and local authorities have reopened businesses and infections rates dropped through much of the second quarter. More recently infections in the United States have started to increase again as variants such as the delta variant have become more prevalent. The rapid development and uncertainty of the situation continues to preclude any prediction as to the ultimate impact COVID-19 will have on the Company's business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States, Australia and the rest of the world. During the spring of 2020 enrollment in our clinical trial was temporarily paused to allow our clinical sites time to prepare for COVID -19. We continued to treat patients already enrolled throughout the temporary pause in enrollment, and the study enrollment was completed in December of 2020. During the spring of 2021, the Company also experienced a delay in the manufacturing of the active product ingredient, which is manufactured in India. There was no disruption in supply for our clinical or preclinical testing. The active ingredient for our next clinical trial has now been received in the United States. The Company’s administrative operations have been decentralized since inception so the Company experienced no administrative disruptions or additional costs due to the pandemic or related restrictions.

3.	Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2020, was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in our most recent filed Annual Report on Form 10-K and our subsequent filings with the SEC. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

4.	Liquidity and Business Plan

On July 2, subsequent to the end of the period, the Company completed an underwritten public offering of 3,333,334 shares of common stock at $3.00 per share which resulted in net proceeds of approximately $9.0 million.

Between February 5 and March 23, 2021, the company issued 228,938 shares of common stock as the result of the exercise of outstanding warrants. Total cash received was approximately $1.0 million.

On September 1, 2020, the Company completed an underwritten public offering of 2,545,454 shares of common stock and warrants to purchase the same number of shares of common stock which resulted in net proceeds of approximately $9.3 million. In the quarter ended June 30, 2020, the Company sold common stock and warrants to purchase common stock in private placements to certain accredited investors resulting in net proceeds of approximately $1.7 million.

We will need to raise additional capital to fully fund the randomized clinical trial set to begin enrollment at the end of 2021.Our future success is dependent upon our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States or other markets and ultimately our ability to market and sell our SBP-101 product candidate. If we are unable to obtain additional financing when needed, if our clinical trials are not successful or if we are unable to obtain marketing approval, we would not be able to continue as a going concern and would be forced to cease operations and liquidate our company.

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

Foreign currency translation adjustments

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity. During the three and six-month periods ended June 30, 2021, and 2020, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

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

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of the dates indicated:

	June 30,
	2021	2020
Employee and non-employee stock options	2,431,911	1,958,411
Resticted stock units	21,580	-
Common stock issuable under common stock purchase warrants	5,109,501	3,934,099
	7,562,992	5,892,510

6.	Stockholders’ Equity

Warrants exercised and expired

During the six months ended June 30, 2021, the Company issued a total of 228,939 shares of common stock for a total of approximately $1.0 million, resulting from exercises of outstanding warrants. During the same period, the Company issued an additional 190,588 shares of common stock resulting from the net, cashless, exercise of outstanding warrants to purchase 536,140 shares. Warrants to purchase a total of 573,339 shares of common stock, all having an exercise price of $5.00 per share, expired during the six months ended June 30, 2021. Additionally, warrants to purchase 108,550 shares of common stock, with an exercise price of $15.00 expired during the six months ended June 30, 2021.

Public offering of common stock and warrants

On September 1, 2020, the Company closed an underwritten public offering of 2,545,454 shares of its common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $4.54. The gross proceeds from the offering was approximately $10.5 million. The net proceeds was approximately $9.3 million. After exercises, registered warrants to purchase common stock totaling 2,306,516 remained on June 30, 2021.

Shares reserved

The following shares of common stock were reserved for future issuance as of date indicated:

June 30, 2021
Stock options outstanding	2,431,911
Restricted stock units	21,580
Shares available for grant under equity incentive plan	1,385,588
Common shares issuable under outstanding common stock purchase warrants	5,109,501
8,948,580

7.	Stock-based Compensation

2016 Omnibus Incentive Plan

The Panbela Therapeutics, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. As of June 30, 2021, options to purchase 2,199,911 shares of common stock and 21,580 restricted stock units, each representing the right to acquire one share of common stock, were outstanding under the 2016 Plan and 1,385,588 shares remained available for future awards.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Panbela Therapeutics, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the original receipt of stockholder approval for the 2016 Plan in May 2016. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. As of June 30, 2021, options to purchase 232,000 shares of common stock remained outstanding under the 2011 Plan. The average remaining life is approximately 3.4 years.

Stock-based Compensation Expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 30, 2021, vest based upon time-based and performance conditions. There was approximately $2.4 million unamortized stock-based compensation expense related to options granted to employees as of June 30, 2021.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
General and Administrative	$514	$294
Research and Development	102	82
	$616	$376

Details of options available to grant, granted, exercised, cancelled or forfeited during the six months ended June 30, 2021, follows:

	Shares Available for Grant	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2021	894,501	2,137,499	$6.77	$388,461
Additional shares available to grant	818,579	-	-
Granted	(496,840)	496,840	4.05
Exercised	-	-	-
Cancelled	-	-	-
Forfeitures / Expired	202,428	(202,428)	9.85

Balance at June 30, 2021	1,418,668	2,431,911	$5.96	$48,470

Information about stock options outstanding, vested and expected to vest as of June 30, 2021, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.875	-	$1.10	22,000	1.42	$1.02	22,000	1.42
$2.275	-	$2.50	22,000	2.70	$2.44	22,000	2.70
$2.95	-	$4.17	1,207,940	7.95	$3.41	692,075	6.80
$4.50	-	$8.10	687,100	7.19	$6.13	607,100	6.96
$9.99	-	$10.10	266,048	8.43	$9.99	107,012	7.53
$15.10			226,823	4.72	$15.10	226,823	4.72

Totals			2,431,911	7.70	$5.96	1,677,010	6.50

Key assumptions

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the six months ended June 30, 2021:

	2021
Common stock fair value	$3.58	to	$4.17
Risk-free interest rate	0.79%	to	1.08%
Expected dividend yield		0
Expected Option life (yrs)	5.30	to	5.75
Expected stock price volatility		90%

8.	Subsequent Event

On July 2, 2021, subsequent to the end of the period, the Company completed a registered underwritten transaction. The company issued 3,333,334 shares of common stock at a price of $3.00 per share. The gross proceeds of the transaction totaled $10.0 million and after underwriter discounts and other costs the net proceeds was approximately $9.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report and other publicly available documents, including any documents incorporated herein and therein by reference contain, and our officers and representatives may from time to time make, “forward-looking statements,” including within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in the following discussion, the words “anticipates,” “intends,” “believes,” “expects,” “plans,” ”seeks,” “estimates,” “likely,” “may,” “would,” “will,” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding (i) our plans to initiate a randomized clinical trial; and (ii) our estimates of additional funds that may be required to complete our development plan and obtain necessary approvals.

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

In August 2015, the FDA accepted our Investigational New Drug (“IND”) application for our SBP-101 product candidate.

In 2017 we completed an initial clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase 1, first-in-human, dose-escalation, monotherapy safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts (cohorts 5a and 5b while the same dose, were separated as the result of different manufacturing lots) in the dose-escalation phase of the Phase 1 trial. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level. In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the Response Evaluation Criteria in Solid Tumors (“RECIST”), the currently accepted standard for evaluating change in the size of tumors. Eight of the 23 patients (35%) had stable disease (“SD”) and 15 of 24 (65%) had progressive disease (“PD”). It should be noted that of the 15 patients with PD, six came from cohorts one and two and are considered to have received less than potentially therapeutic doses of SBP-101. We also noted that 28 of the 29 patients had follow-up blood tests measuring the Tumor Marker CA 19-9 associated with pancreatic ductal adenocarcinoma. Eleven of these patients (39%) had reductions in the CA 19-9 levels, as measured at least once after the baseline assessment. Seven of the remaining 17 patients who showed no reduction in CA 19-9 came from cohorts one and two.

In December of 2020 we completed enrollment of patients in our second clinical trial, a Phase 1a/1b study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in 4 cohorts in the Phase 1a portion of the trial to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion or Phase 1b portion of the trial. On June 4, 2021, we announced the presentation of interim clinical data from our Phase 1 combination therapy study, “SBP-101, a polyamine metabolic inhibitor, administered in combination with gemcitabine and nab-paclitaxel (“G+A”), shows signals of efficacy as first-line treatment for subjects with metastatic pancreatic ductal adenocarcinoma (“PDA”),” at the American Society of Clinical Oncology (“ASCO”) Annual Meeting held June 4-8, 2021.

SBP-101 was well-tolerated when administered at doses and schedules tested in combination with G+A in subjects with previously untreated metastatic PDA. The most common Grade ≥3 adverse events (“AEs”) related to any study medication were neutropenia in 20 subjects (19 attributed to G+A and 1 attributed to all 3) and elevated liver function tests (“LFTs”) in 15 subjects (5 attributed to SBP-101 and 10 attributed to all 3). SBP-101-related increases in LFTs were asymptomatic in all but 2 subjects and reversed in all but 1 subject when SBP-101 administration was interrupted and dose-reduced or discontinued. Six subjects experienced vision AEs (3 possibly related to SBP-101, 1 related to gemcitabine and 2 related to all 3 based on principal investigator assessment. All were considered by the sponsor to be possibly related to SBP-101; 5 subjects had findings consistent with retinopathy. Future studies will exclude patients with a history of retinopathy or at risk of retinal detachment and scheduled ophthalmologic monitoring for all patients. Additionally, in future dose-finding studies screening for retinal toxicity will be included.

Interim efficacy was reported for 29 response-evaluable subjects in Cohort 4 + Phase 1b as well as for 7 subjects in Cohort 2.  Eleven subjects in Cohort 4 + Phase 1b had treatment with SBP-101 interrupted to evaluate retinal toxicity. The dose level in Cohort 4 + Phase 1b was the same as Cohort 2; however, the dose schedule was altered. The dose interruption may confound final efficacy results for Cohort 4 + Phase 1b. In Cohort 2 (N=7), the objective response rate (“ORR”) was 71%, and the disease control rate (“DCR”) was 100% by RECIST criteria (SD or better for ≥ 16 weeks). Median progression free survival (“PFS”) in Cohort 2 was 5.6 months and median overall survival (“OS”) was 10.3 months. In Cohort 4 + Phase 1b (N=29), the ORR was 48%, DCR was 70%, and PFS was 5.2 months; median OS has not been reached in Cohort 4 + Phase 1b to date. Subsequent to the release of this data in our poster at ASCO, one subject with a partial response converted to a complete response (“CR”) and one subject while non-CR by RECIST criteria had no evidence of disease.

The Company believes that the interim results of the front-line clinical trial of our SBP-101 product candidate justify continued development. Additional clinical trials will be required for FDA or other country approvals. We expect to begin a randomized clinical trial of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel for first line treatment of metastatic PDA in the second half of 2021. The cost and expected duration of this randomized clinical trial is highly dependent on the nature and size of the trial which is still in planning at this time.

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

Financial Overview

We have incurred losses of $50.5 million since 2011. For the six months ended June 30, 2021, we incurred a net loss of $4.4 million. We also incurred negative cash flows from operating activities of approximately $3.7 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash was approximately $6.4 million and $9.0 million as of June 30, 2021 and December 31, 2020, respectively.

A decrease of $2.6 million in cash for the six months ended June 30, 2021 was due to negative cash flow from operations of approximately $3.7 million offset in part from funds generated from the exercise of warrants.

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

Based on anticipated use of cash we expect the proceeds of the sale of equity securities that occurred in September of 2020 and July of 2021 will be sufficient to fund our expected operations into the first quarter of 2023, however there can be no assurance to this estimate. We will need to obtain additional funds to continue our operations and execute our current business plans, including completing required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets, and laboratory studies to explore potential indications in other cancer types. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data were inconclusive or not positive or economic conditions worsen in the market as a whole or in the pharmaceutical or biotechnology markets individually.

Results of Operations

Comparison of the results of operations (in thousands):

	Three months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent Change	2021	2020	Percent Change
Operating Expenses
General and administrative	$1,241	$670	85.2%	$2,391	$1,125	112.5%
Research and development	985	434	127.0%	2,084	1,032	101.9%
Total operating expenses	2,226	1,104	101.6%	4,475	2,157	107.5%

Other income (expense) net	(152)	645	-123.6%	(276)	(193)	43.0%
Income tax benefit	192	40	380.0%	308	133	131.6%

Net Loss	$(2,186)	$(419)	421.7%	$(4,443)	$(2,217)	100.4%

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

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for:

	Six Months Ended June 30
	2021	2020
General and administrative	$514	$294
Research and Development	102	82
Total Stock based compensation	$616	$376

Three months ended June 30, 2021 and June 30, 2020

General and administrative expense

For the three months ended June 30, 2021 and 2020 G&A expenses were $1.2 million and $0.7 million, respectively. The increase is due to higher employee compensation expense and incremental costs associated with our Nasdaq listing such as investor relations and insurance.

Research and development expense

For the three months ended June 30, 2021 and 2020 R&D expenses were $1.0 million and $0.4 million, respectively. The increase was primarily due to higher spending on preclinical research and pre commercial manufacturing.

Other income (expense), net

Other expense, net, was $152,000 for the three months ended June 30, 2021 and is primarily the result of a foreign currency exchange loss. The net other income of approximately $0.6 million in the three months ended June 30, 2020 is primarily a foreign exchange gain.

Income tax benefit

Income tax benefit increased to $192,000 for the three months ended June 30, 2021 up from $40,000 during the three months ended June 30, 2020. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia which were increased in the quarter.

Six months ended June 30, 2021 and June 30, 2020

General and administrative expense

For the six months ended June 30, 2021 and 2020 G&A expenses were $2.4 million and $1.1 million, respectively. The increase is due to higher employee compensation expense and incremental costs associated with our Nasdaq listing such as investor relations and insurance.

Research and development expense

For the six months ended June 30, 2021 and 2020 R&D expenses were $2.0 million and $1.0 million, respectively. The increase was due primarily to increased spending on the current clinical trial.

Other income (expense), net

Other expense, net, was $276,000 and $193,000 for the six months ended June 30, 2021 and June 30, 2020 respectively and is primarily the result of a foreign currency exchange loss.

Income tax benefit

Income tax benefit increased to $308,000 for the six months ended June 30, 2021 up from $133,000 during the six months ended June 30, 2020. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2021 and December 31, 2020 and our cash flow data for the six months ended June 30, 2021 and 2020. It is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$6,405	$9,022
Working capital	$5,847	$8,392

Cash Flow Data	Six Months Ended June 30,
	2021	2020
Cash Provided by (Used in):
Operating Activities	$(3,658)	$(1,976)
Investment Activities	-	-
Financing Activities	1,042	1,796
Effect of exchange rate changes on cash	(1)	(4)
Net (decrease) in cash and cash equivalents	$(2,617)	$(184)

Working Capital

Our total cash was $6.4 million and $9.0 million as of June 30, 2021 and December 31, 2020, respectively. We had $1.4 million in current liabilities and working capital of $5.8 million as of June 30, 2021, compared to $1.4 million in current liabilities and working capital of $8.4 million as of December 31, 2020.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $3.7 million in the six months ended June 30, 2021 compared to $2.0 million in the six months ended June 30, 2020. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities and non-cash stock compensation expense.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2021 and net cash provided in financing activities was $1.8 million for the six months ended June 30, 2020. The cash provided for the six months ended June 30, 2021 represents the proceeds from the exercise of warrants during the first half of 2021. Cash provided for the six months ended June 30, 2020 was the result of a private sale of common stock and warrants.

On July 2, 2021 the company sold 3,333,334 shares of common stock, which provided incremental cash of approximately $9.0 million.

Capital Requirements

As we continue to pursue our operations and execute our business plan, including the wrapping up our current Phase 1 clinical trial and initiating a randomized trial for our initial product candidate, SBP-101, in pancreatic cancer, and pursuing regulatory approvals in the United States, the European Union and other international markets, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

Our future capital uses, and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●

the progress of clinical trials required to support our applications for regulatory approvals, including wrapping up our Phase 1a /1b clinical trial, a human clinical trial in Australia and the United States and initiating a planned randomized trial to be started in the second half of 2021;

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

To date, we have used primarily equity financings and convertible debt to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. As of June 30, 2021, we did not have any existing credit facilities under which we could borrow funds.

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

Indebtedness

As of June 30, 2021 and December 31, 2020 we had no debt obligations.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company did experience a modest delay in shipment of the active ingredient from India to the United States as a result of increased COVID-19 cases in India in the first half of 2021. The product was received early July 2021 for filling and labeling. To the extent possible the spread of the Delta variant is being considered in our assumptions as the Company plans for a new clinical trial to be initiated, likely to be conducted in many different locations, in the second half of 2021. At this time no disruption to the initiation of the new trial is anticipated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None,

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description	Manner of Filing
3.1	Restated Certificate of Incorporation, as amended through December 2, 2020 (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K for the year ended December 31, 2020).	Incorporated by Reference

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed December 2, 2020).	Incorporated by Reference

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed September 1, 2020)	Incorporated by Reference

4.2	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 Form S-1 effective August 27, 2020).	Incorporated by Reference

4.3	Warrant Agency Agreement with VStock Transfer, LLC dated September 1, 2020 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 1, 2020).	Incorporated by Reference

10.1	2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to registration statement on Form S-8 filed April 20, 2021).	Incorporated by Reference

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

101

Financial statements from the quarterly report on Form 10-Q of Panbela Therapeutics, Inc. for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

Filed Electronically

104	Cover Page Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANBELA THERAPEUTICS, INC.

Date: August 11, 2021	/s/ Jennifer K. Simpson
Jennifer K. Simpson President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 11, 2021	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)