Form 10-Q
period 2021-09-30
Panbela Therapeutics, Inc.
filed 2021-11-10
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

On November 8, 2021, there were 13,434,152 shares of the registrant’s common stock, par value $0.001, outstanding.

Panbela Therapeutics, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Panbela Therapeutics, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,072	$9,022
Prepaid expenses and other current assets	118	412
Income tax receivable	559	323
Total current assets	14,749	9,757
Other noncurrent assets	53	56
Total assets	$14,802	$9,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$796	$554
Accrued expenses	543	811
Total current liabilities	1,339	1,365

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 13,434,152 and 9,664,427 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	13	10
Additional paid-in capital	65,891	54,848
Accumulated deficit	(52,624)	(46,026)
Accumulated comprehensive income (loss)	183	(384)
Total stockholders' equity	13,463	8,448
Total liabilities and stockholders' equity	$14,802	$9,813

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative	$924	$1,223	$3,316	$2,348
Research and development	1,286	773	3,383	1,805
Operating loss	(2,210)	(1,996)	(6,699)	(4,153)

Other (expense) income:
Interest income	1	-	1	-
Interest expense	(2)	(3)	(9)	(12)
Other (expense) income	(335)	239	(611)	55
Total other (expense) income	(336)	236	(619)	43

Loss before income tax benefit	(2,546)	(1,760)	(7,318)	(4,110)

Income tax benefit	404	89	721	222

Net loss	(2,142)	(1,671)	(6,597)	(3,888)
Foreign currency translation adjustment	327	(246)	566	(164)
Comprehensive loss	$(1,815)	$(1,917)	$(6,031)	$(4,052)

Basic and diluted net loss per share	$(0.16)	$(0.21)	$(0.59)	$(0.55)
Weighted average shares outstanding - basic and diluted	13,285,223	7,888,609	11,122,725	7,085,326

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balances as of January 1, 2021	9,664	$10	$54,848	$(46,026)	$(384)	$8,448
Warrants exercised for cash	229	-	1,042	-	-	1,042
Warrants exercised net cashless	189	-	-	-	-	-
Vested restricted stock units	7	-	-	-	-	-
Stock-based compensation	-	-	252	-	-	252
Net loss	-	-	-	(2,257)	-	(2,257)
Foreign currency translation adjustment	-	-	-	-	99	99
Balances at March 31, 2021	10,089	$10	$56,142	$(48,283)	$(285)	$7,584

Warrants exercised net cashless	2	-	-	-	-	-
Vested restricted stock units	4	-	-	-	-	-
Stock-based compensation	-	-	363	-	-	363
Net loss	-	-	-	(2,199)	-	(2,199)
Foreign currency translation adjustment	-	-	-	-	141	141
Balances at June 30, 2021	10,095	$10	$56,505	$(50,482)	$(144)	$5,889

Vested restricted stock units	6	-	-	-	-	-
Public offering of common stock	3,333	3	9,050			9,053
Stock-based compensation	-	-	336	-	-	336
Net loss	-	-	-	(2,142)	-	(2,142)
Foreign currency translation adjustment	-	-	-	-	327	327
Balances at September 30, 2021	13,434	$13	$65,891	$(52,624)	$183	$13,463

	For the Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balances as of January 1, 2020	6,631	$7	$42,331	$(41,258)	$305	$1,385
Warrants issued for future services	-	-	228	-	-	228
Stock-based compensation	-	-	112	-	-	112
Net loss	-	-	-	(1,798)	-	(1,798)
Foreign currency translation adjustment	-	-	-	-	797	797
Balances at March 31, 2020	6,631	$7	$42,671	$(43,056)	$1,102	$724

Sale of Common stock and warrants	437	-	1,746	-	-	1,746
Stock-based compensation	-	-	264	-	-	264
Net loss	-	-	-	(419)	-	(419)
Foreign currency translation adjustment	-	-	-	-	(715)	(715)
Balances at June 30, 2020	7,068	$7	$44,681	$(43,475)	$387	$1,600

Public offering of common stock and warrants	2,545	3	9,218	-	-	9,221
Warrants exercised for cash	28	-	52	-	-	52
Warrants exercised net cashless	8	-	-	-	-	-
Stock-based compensation	-	-	593	-	-	593
Net loss	-	-	-	(1,671)	-	(1,671)
Foreign currency translation adjustment	-	-	-	-	(246)	(246)
Balances at September 30, 2020	9,649	$10	$54,544	$(45,146)	$141	$9,549

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2021	2020
Cash flows from operating activities:
Net loss	$(6,597)	$(3,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	951	969
Changes in operating assets and liabilities:
Income tax receivable	(201)	133
Prepaid expenses and other current assets	221	64
Accounts payable	873	(347)
Accrued liabilities	(264)	328
Net cash used in operating activities	(5,017)	(2,741)

Cash flows from financing activities:
Proceeds from public offering of common stock net of underwriters discount and offering costs of $946	9,053	-
Proceeds from public offering of common stock and warrants net of underwriters discount and offering costs of $1,165	-	9,335
Proceeds from sale of common stock and warrants net of offering costs of $2	-	1,746
Proceeds from exercise of stock purchase warrants	1,042	52
Proceeds from paycheck protection loan	-	103
Repayments of term debt	-	(81)
Net cash provided by financing activities	10,095	11,155

Effect of exchange rate changes on cash and cash equivalents	(28)	7

Net change in cash and cash equivalents	5,050	8,421
Cash and cash equivalents at beginning of period	9,022	2,449
Cash and cash equivalents at end of period	$14,072	$10,870

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$9	$5

Supplemental disclosure of non-cash transactions:
Warrants issued for future services	$-	$228
Warrants issued to underwriter	$-	$353
Amortization of warrants as offering costs	$-	$114

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Business

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

We have incurred losses of $52.6 million since our inception in 2011. For the nine months ended September 30, 2021, we incurred a net loss of $6.6 million. We also incurred negative cash flows from operating activities of approximately $5.0 million for this period. As we continue to pursue development activities and seek commercialization of our initial product candidate, SBP-101, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of September 30, 2021, we had cash and cash equivalents of $14.1 million, working capital of $13.4 million, (current assets less current liabilities) and stockholders’ equity of $13.5 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

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

September 2021 marked 18 months since the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) a global pandemic. Early in the pandemic, actions were taken by federal, state and local governmental authorities to combat the spread of COVID-19, including through issuances of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, led to significantly reduced economic activity. Vaccines became available at the end of 2020 and distribution in the U.S. accelerated during the first quarter of 2021 and then leveled off in the second quarter. Most state and local authorities have reopened businesses and while for much of the quarter ended September 30, 2021 infection rates increased in the United States and other parts of the world as the result of the delta variant, infection rates are once again decreasing. The rapid development and uncertainty of the situation continues to preclude any prediction as to the ultimate impact COVID-19 will have on the Company's business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States, Australia and the rest of the world. During the spring of 2020 enrollment in our clinical trial was temporarily paused to allow our clinical sites time to prepare for COVID -19. No disruption occurred as a result of COVID -19 to the treatment of subjects enrolled prior to or after this pause in the study and the study enrollment was completed in December of 2020. During the spring of 2021, the Company also experienced a delay in the manufacturing of the active product ingredient, which is manufactured in India. There was no disruption in supply for our clinical or preclinical testing. The active ingredient for our next clinical trial has now been received in the United States. The Company’s administrative operations have been decentralized since inception so the Company experienced no administrative disruptions or additional costs due to the pandemic or related restrictions.

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

On July 2, 2021, the Company completed an underwritten public offering of 3,333,334 shares of common stock at $3.00 per share which resulted in net proceeds of approximately $9.1 million.

Between February 5 and March 23, 2021, the Company issued 228,938 shares of common stock as the result of the exercise of outstanding warrants. Total cash received was approximately $1.0 million.

On September 1, 2020, the Company completed an underwritten public offering of 2,545,454 shares of common stock and warrants to purchase the same number of shares of common stock which resulted in net proceeds of approximately $9.3 million. In addition to the underwritten offering, the Company sold common stock and warrants to purchase common stock in private placements to certain accredited investors during the nine months ended September 30, 2020 resulting in net proceeds of approximately $1.7 million.

We will need to raise additional capital to fully fund the randomized clinical trial set to begin enrollment at the end of 2021.Our future success is dependent upon our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States or other markets and ultimately our ability to market and sell our SBP-101 product candidate. If we are unable to obtain additional financing when needed, if our clinical trials are not successful or if we are unable to obtain marketing approval, we would not be able to continue as a going concern and would be forced to cease operations and liquidate the Company.

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

Foreign currency translation adjustments

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Australia Pty Ltd are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity. During the three and nine-month periods ended September 30, 2021, and 2020, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

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

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of the dates indicated:

	September 30,
	2021	2020
Employee and non-employee stock options	2,489,136	2,170,459
Resticted stock units	16,185	-
Common stock issuable under common stock purchase warrants	5,109,501	6,571,468
	7,614,822	8,741,927

6.	Stockholders’ Equity

Public offering of common stock

On July 2, 2021, the Company closed an underwritten public offering of 3,333,334 shares of common stock for a purchase price of $3.00. The gross proceeds from this offering were approximately $10.0 million. The net proceeds were approximately $9.1 million.

Warrants exercised and expired

During the nine months ended September 30, 2021, the Company issued a total of 228,939 shares of common stock for a total of approximately $1.0 million, resulting from exercises of outstanding warrants. During the same period, the Company issued an additional 190,588 shares of common stock resulting from the net, cashless, exercise of outstanding warrants to purchase 536,140 shares. Warrants to purchase a total of 573,339 shares of common stock, all having an exercise price of $5.00 per share, expired during the nine months ended September 30, 2021. Additionally, warrants to purchase 108,550 shares of common stock, with an exercise price of $15.00 expired during the nine months ended September 30, 2021.

Public offering of common stock and warrants

On September 1, 2020, the Company closed an underwritten public offering of 2,545,454 shares of its common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $4.54. The gross proceeds from the offering were approximately $10.5 million. The net proceeds were approximately $9.3 million. After exercises, registered warrants to purchase common stock totaling 2,306,516 remained on September 30, 2021.

Shares reserved

The following shares of common stock were reserved for future issuance as of date indicated:

September 30, 2021
Stock options outstanding	2,489,136
Restricted stock units	16,185
Shares available for grant under equity incentive plan	1,328,363
Common shares issuable under outstanding common stock purchase warrants	5,109,501
8,943,185

7.	Stock-based Compensation

2016 Omnibus Incentive Plan

The Panbela Therapeutics, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. As of September 30, 2021, options to purchase 2,257,136 shares of common stock and 16,185 restricted stock units, each representing the right to receive one share of common stock, were outstanding under the 2016 Plan and 1,328,363 shares remained available for future awards.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Panbela Therapeutics, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the original receipt of stockholder approval for the 2016 Plan in May 2016. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. As of September 30, 2021, options to purchase 232,000 shares of common stock remained outstanding under the 2011 Plan. The average remaining life is approximately 3.2 years.

Stock-based Compensation Expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 30, 2021, vest based upon time-based and performance conditions. There was approximately $1.9 million unamortized stock-based compensation expense related to options granted to employees as of September 30, 2021.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
General and Administrative	$798	$860
Research and Development	153	109
	$951	$969

Information about stock options outstanding, vested and expected to vest as of September 30, 2021, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.875	-	$1.10	22,000	1.17	$1.02	22,000	1.17
$2.26	-	$2.50	79,225	7.81	$2.31	22,000	2.45
$2.95	-	$4.17	1,207,940	7.70	$3.41	707,535	6.41
$4.50	-	$8.10	687,100	6.94	$6.13	609,600	6.72
$9.99	-	$10.10	266,048	8.18	$9.99	160,024	7.78
$15.10	-		226,823	4.47	$15.10	226,823	4.47

Totals			2,489,136	7.49	$5.88	1,747,982	6.36

Key assumptions

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the nine months ended September 30, 2021:

	2021
Common stock fair value	$2.26	to	$4.17
Risk-free interest rate	0.79%	to	1.08%
Expected dividend yield		0
Expected Option life (yrs)	5.30	to	5.75
Expected stock price volatility		90%

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report and other publicly available documents, including any documents incorporated herein and therein by reference contain, and our officers and representatives may from time to time make, “forward-looking statements,” including within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in the following discussion, the words “anticipates,” “intends,” “believes,” “expects,” “plans,”” seeks,” “estimates,” “likely,” “may,” “would,” “will,” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding (i) our plans to initiate a randomized clinical trial; and (ii) our estimates of additional funds that may be required to complete our development plan and obtain necessary approvals.

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

The Company believes that the interim results of the front-line clinical trial of our SBP-101 product candidate justify continued development. Additional clinical trials will be required for FDA or other country approvals. We expect to begin a randomized clinical trial of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel for first line treatment of metastatic PDA by the end of 2021. The cost and expected duration of this randomized clinical trial is highly dependent on the nature and size of the trial which is still being finalized at this time.

We are also exploring SBP-101 for neo-adjuvant treatment in appropriate patients. There is also preclinical data to suggest that SBP-101 may have potential therapeutic uses for cancers other than pancreatic. In February 2021, we entered into a research agreement with the Johns Hopkins University School of Medicine. The collaboration is intended to focus on the further development of Panbela’s investigative agent SBP-101, including activity in cell lines outside of pancreatic cancer, biomarkers informing diagnostics and potential combination with checkpoint inhibitors. We expect these efforts will yield preclinical data to inform future development by the end of this calendar year.

Financial Overview

We have incurred losses of $52.6 million since 2011. For the nine months ended September 30, 2021, we incurred a net loss of $6.6 million. We also incurred negative cash flows from operating activities of approximately $5.0 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our cash was approximately $14.1 million and $9.0 million as of September 30, 2021 and December 31, 2020, respectively.

An increase of $5.0 million in cash for the nine months ended September 30, 2021 was due to negative cash flow from operations of approximately $5.0 million offset by funds generated from the sale of common stock and the exercise of warrants during the same nine months.

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

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent Change	2021	2020	Percent Change
Operating Expenses
General and administrative	$924	$1,223	-24.4%	$3,316	$2,348	41.2%
Research and development	1,286	773	66.4%	3,383	1,805	87.4%
Total operating expenses	2,210	1,996	10.7%	6,699	4,153	61.3%

Other income (expense) net	(336)	236	-242.4%	(619)	43	-1539.5%
Income tax benefit	404	89	353.9%	721	222	224.8%

Net Loss	$(2,142)	$(1,671)	28.2%	$(6,597)	$(3,888)	69.7%

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

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for:

	Nine Months Ended September 30
	2021	2020
General and administative	$798	$860
Research and Development	153	109
Total Stock based compensation	$951	$969

Three months ended September 30, 2021 and September 30, 2020

General and administrative expense

For the three months ended September 30, 2021 and 2020 G&A expenses were $0.9 million and $1.2 million, respectively. The decrease is due to lower employee compensation expense which is the result of an accrual made in the third quarter of 2020 for nine months of incentive compensation expense compared to an accrual in the third quarter of 2021 for just one quarter of estimated expense.

Research and development expense

For the three months ended September 30, 2021 and 2020 R&D expenses were $1.3 million and $0.8 million, respectively. The increase was primarily due to higher spending on pre commercial manufacturing and preclinical research.

Other income (expense), net

Other expense, net, was $336,000 for the three months ended September 30, 2021 and is primarily the result of a foreign currency exchange loss. The net other income of approximately $236,000 in the three months ended September 30, 2020 is primarily a foreign exchange gain.

Income tax benefit

Income tax benefit increased to $404,000 for the three months ended September 30, 2021 up from $89,000 during the three months ended September 30, 2020. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia which were increased in the quarter.

Nine months ended September 30, 2021 and September 30, 2020

General and administrative expense

For the nine months ended September 30, 2021 and 2020 G&A expenses were $3.3 million and $2.3 million, respectively. The increase is due to higher employee compensation expense and incremental costs associated with our Nasdaq listing such as investor relations and insurance.

Research and development expense

For the nine months ended September 30, 2021 and 2020 R&D expenses were $3.4 million and $1.8 million, respectively. The increase was due primarily to increased spending on the pre commercial manufacturing.

Other income (expense), net

Other expense, net, was $0.6 million nine months ended September 30, 2021 and is primarily the result of a foreign currency exchange loss.

Income tax benefit

Income tax benefit increased to $722,000 for the nine months ended September 30, 2021 up from $222,000 during the nine months ended September 30, 2020. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia. A portion of this increase is related to a refund received in the nine months ended September 30, 2021 in excess of previously accrued refunds.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2021 and December 31, 2020 and our cash flow data for the nine months ended September 30, 2021 and 2020. It is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$14,072	$9,022
Working capital	$13,410	$8,392

Cash Flow Data	Nine Months Ended September 30,
	2021	2020
Cash Provided by (Used in):
Operating Activities	$(5,017)	$(2,741)
Investment Activities	-	-
Financing Activities	10,095	11,155
Effect of exchange rate changes on cash	(28)	7
Net change in cash and cash equivalents	$5,050	$8,421

Working Capital

Our total cash was $14.1 million and $9.0 million as of September 30, 2021 and December 31, 2020, respectively. We had $1.3 million in current liabilities and working capital of $13.4 million as of September 30, 2021, compared to $1.4 million in current liabilities and working capital of $8.4 million as of December 31, 2020.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $5.0 million in the nine months ended September 30, 2021 compared to $2.7 million in the nine months ended September 30, 2020. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities and non-cash stock compensation expense.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10.1 million for the nine months ended September 30, 2021 and $11.2 million for the nine months ended September 30, 2020. The cash provided for the nine months ended September 30, 2021 represents the proceeds from the underwritten sale of common stock and the exercise of warrants during the first nine months of 2021. Cash provided for the nine months ended September 30, 2020 was the result of and underwritten sale of common stock and warrants and a private sale of common stock and warrants.

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

Our future capital uses, and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●

the progress of clinical trials required to support our applications for regulatory approvals, including wrapping up our Phase 1a /1b clinical trial, a human clinical trial in Australia and the United States and initiating a planned randomized trial to be started in by the end of 2021;

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

To date, we have used primarily equity financings and convertible debt to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. As of September 30, 2021, we did not have any existing credit facilities under which we could borrow funds.

We expect that we will have increases in expenditures in order to continue our efforts to grow our business, complete our Phase 1 clinical trial and begin the next clinical trial for our SBP-101 product candidate. We also have begun to invest in additional R&D efforts on mechanism of action, biomarkers, additional indications in other cancer types and the possibility of SBP-101 to act as a sensitizing agent for certain immunotherapies. The exact amounts and timing of any expenditure may vary significantly from our current intentions. We will need to obtain additional funds to continue our operations and execute our business plans including completion of required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data were inconclusive or not positive or economic conditions worsened in the market as a whole or in the pharmaceutical or biotechnology markets individually.

If we are unable to obtain additional financing when needed, we will likely need to reduce our operations by taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff size or reducing staff compensation, significantly modifying or delaying the development of our SBP-101 product candidate, licensing rights to third parties, including the right to commercialize our SBP-101 product candidate for patients with pancreatic cancer, or other applications that we would otherwise seek to pursue, or discontinuing operations entirely.

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

Indebtedness

As of September 30, 2021 and December 31, 2020 we had no debt obligations.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company did experience a modest delay in shipment of the active ingredient from India to the United States as a result of increased COVID-19 cases in India in the first half of 2021. The product was received early July 2021 for filling and labeling. Possible changes in the conduct of clinical trials has been considered in our planning assumptions as the Company plans for a new clinical trial to be initiated in many different locations, by the end of 2021. At this time no disruption to the initiation of the new trial is anticipated.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.        Exhibits.

Exhibit No.	Description	Manner of Filing
3.1	Restated Certificate of Incorporation, as amended through December 2, 2020 (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K for the year ended December 31, 2020).	Incorporated by Reference

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed December 2, 2020).	Incorporated by Reference

4.1	Warrant Agency Agreement with VStock Transfer, LLC dated September 1, 2020 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 1, 2020).	Incorporated by Reference

4.2	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 Form S-1 effective August 27, 2020).	Incorporated by Reference

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed September 1, 2020).	Incorporated by Reference

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

101

Financial statements from the quarterly report on Form 10-Q of Panbela Therapeutics, Inc. for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

Filed Electronically

104	Cover Page Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANBELA THERAPEUTICS, INC.

Date: November 10, 2021	/s/ Jennifer K. Simpson
Jennifer K. Simpson President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 10, 2021	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)