Form 10-K
period 2021-12-31
Panbela Therapeutics, Inc.
filed 2022-03-24
CIK 1029125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to price at which the registrant’s common stock was last sold as of June 29, 2021 was $33,799,047.

As of March 22, 2022, there were 13,449,117 shares of the registrant’s common stock outstanding.

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

In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include:

●	our lack of diversification and the corresponding risk of an investment in our Company;

●	potential deterioration of our financial condition and results due to failure to diversify;

●	our ability to successfully complete acquisitions and integrate operations for new product candidates;

●	our ability to obtain additional capital, on acceptable terms or at all, required to implement our business plan;

●	final results of our Phase I clinical trial;

●	progress and success of our randomized Phase II/III clinical trial;

●	our ability to demonstrate safety and effectiveness of our product candidate;

●	our ability to obtain regulatory approvals for our product candidate in the United States, the European Union, or other international markets;

●	the market acceptance and future sales of our product candidate;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidate;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments;

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and

●	other risk factors included under the caption “Risk Factors” starting on page 23 of this report.

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

We caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described in Part I, Item 1A, of this annual report, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties, including those described in Part I, Item 1A, of this annual report. The risks and uncertainties described in Part I, Item 1A, of this annual report are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise stockholders and investors to consult any further disclosures we may make on related subjects in our subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”).

ii

PART I

Item 1.         Business

As used in this report, unless specifically indicated, the terms “Panbela”,” the “Company,” “we,” “us,” “our” and similar references refer to Panbela Therapeutics, Inc. and its wholly owned subsidiaries, Panbela Therapeutics Pty Ltd., Canary Merger Holdings, Inc, Canary Merger Subsidiary I, Inc. and Canary Merger Subsidiary II, Inc. Panbela Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2011. The term “common stock” refers to our common stock, par value $0.001 per share.

Pending Acquisition

As previously announced, on February 21, 2022, Panbela and certain of its subsidiaries entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which it has agreed to acquire Cancer Prevention Pharmaceuticals, Inc. (“CPP”), a private clinical stage company developing therapeutics to reduce the risk and recurrence of cancer and rare diseases, for a combination of stock and future milestone payments. The combined entity will have an expanded pipeline; areas of initial focus include familial adenomatous polyposis (FAP), first-line metastatic pancreatic cancer, neoadjuvant pancreatic cancer, colorectal cancer prevention and ovarian cancer. The combined development programs boast a steady cadence of catalysts with programs ranging from pre-clinical to registration studies. Under the terms of the merger agreement, Canary Merger Subsidiary I, Inc. will merge with and into Panbela (the “First Merger”), with Panbela surviving the First Merger as a wholly owned subsidiary of Canary Merger Holdings, Inc. (“HoldCo”) and, immediately following the effective time of the First Merger, Canary Merger Subsidiary II, Inc. will merge with and into CPP (together with the First Merger, the “Mergers”), with CPP surviving the Second Merger as a wholly owned subsidiary of HoldCo. The merger agreement was unanimously approved and adopted by the boards of directors of each of Panbela and CPP and approved by a written consent of holders of a majority of the outstanding voting securities of CPP. The obligations of each of Panbela and CPP to consummate the transactions contemplated by the merger agreement remain subject to approval of the issuance of securities in the transactions by Panbela’s stockholders, approval of the and satisfaction of other customary closing conditions. If approved, the closing is expected to occur in the second quarter of 2022.

Overview

Panbela is a clinical stage biopharmaceutical company developing disruptive therapeutics for the treatment of patients with cancer. Our product candidate, SBP-101, is a proprietary polyamine analogue designed to induce polyamine metabolic inhibition (“PMI”), a metabolic pathway of critical importance in multiple tumor types. Many tumors require greatly elevated levels of polyamines to support their growth and survival. For example, of all the human tissues, the exocrine pancreas has the highest level of native spermidine making pancreatic cancer the logical focus for initial development. Panbela initially licensed SBP-101 from the University of Florida Research Foundation (“UFRF”) in 2011. University research laboratory studies at select dose levels have demonstrated that SBP-101 induces programmed cell death, or “apoptosis,” in the acinar and ductal cells of the pancreas by activation of caspase 3 and poly (adenosine diphosphate-ribose) polymerase (“PARP”) cleavage. SBP-101 has been shown to be an effective tumor growth inhibitor in preclinical studies of human pancreatic cancer models, demonstrating potential superior and complementary activity to existing U.S. Food and Drug Administration (“FDA”) approved chemotherapy agents. SBP-101 has demonstrated encouraging activity against primary and metastatic disease in clinical trials of patients with pancreatic cancer. The safety results and PMI profile demonstrated in our completed first-in-human safety study provide support for the current study of SBP-101 in combination with gemcitabine and nab-paclitaxel in patients previously untreated for metastatic pancreatic cancer.

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

In August 2015, the FDA accepted our Investigational New Drug (“IND”) application for our SBP-101 product candidate.

We have completed an initial clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase I, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of the Phase I trial. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level. In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the Response Evaluation Criteria in Solid Tumors (“RECIST”), the currently accepted standard for evaluating change in the size of tumors. A summary of both the safety and preliminary signals of efficacy for this completed clinical trial is contained later in this document under Clinical Development – Pancreatic Cancer, Phase I Clinical Trial Design and Completion (SBP-101 Monotherapy).

In 2018 we began enrolling patients in our second clinical trial, a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in 4 cohorts to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion phase of the trial. After completion of enrollment in the expansion phase, some serious adverse events related to vision were reported. We withheld administration of our drug and continued all other trial activities, which constituted a partial clinical hold. As noted below, the Company agreed with the FDA to include in the design of all future studies the exclusion of patients with a history of retinopathy or risk of retinal detachment and scheduled ophthalmologic monitoring for all patients. After working with the FDA, the hold was lifted. Interim results from the completed trial were presented in a poster at the American Cancer Society of Clinical Oncology (ASCO) conference in June of 2021. Updated, but still not final results, were presented in a poster at the American Society of Clinical Oncology - GI conference (“ASCO-GI”) in January 2022. The final study report is expected to be completed in the third quarter of 2022. Further details regarding the study design, safety and interim signals of efficacy are contained later in this document under Clinical Development – Pancreatic Cancer, Phase Ia/Ib Clinical Trial Design and Interim Results (First Line Combination Therapy).

The safety results and tumor growth inhibition demonstrated in our Phase Ia/b study provides support for the randomized study of SBP-101 initiated in January of 2022. The trial, referred to as the ASPIRE trial, is a randomized double-blind placebo controlled trial in combination with gemcitabine and nab-paclitaxel in patients previously untreated for metastatic pancreatic cancer. The trial will be conducted globally at approximately 60 sites in the United States, Europe and Australia. Further details regarding the study design and anticipated timing are contained later in this document under Clinical Development – Pancreatic Cancer, Phase II/III Clinical Trial design and anticipated timing (ASPIRE trial).

Recently the Company announced that SBP-101 has demonstrated positive preclinical data supporting the activity of SBP-101 in ovarian cancer cell lines. The Company is currently evaluating a full development plan for SBP-101 in ovarian cancer.

Through December 31, 2021, we had:

●	secured an orphan drug designation from the FDA;

●	submitted and received acceptance from the FDA for an IND application;

●	received acceptance of a Clinical Trial Notification from the Australian Therapeutic Goods Administration;

●	completed a Phase Ia monotherapy safety study of SBP-101in the treatment of patients with metastatic pancreatic ductal adenocarcinoma;

●	received “Fast Track” designation from the FDA for SBP-101 for metastatic pancreatic cancer;

●	completed enrollment and released interim results in our second trial a Phase Ia /Ib clinical study of SBP-101, a first-line study with SBP-101 given in combination with a current standard of care in patients with pancreatic ductal adenocarcinoma who were previously untreated for metastatic disease; a total of 50 subjects were enrolled in this study, 25 in the Phase Ia and 25 in the Phase Ib or expansion phase;

●	secured a two year research agreement with Johns Hopkins School of Medicine led by Professor Robert Casero an internationally recognized researcher in polyamine biology;

●	completed process improvement measures expected to be scalable for commercial use and received issue notification for a patent covering this new shorter synthesis of SBP-101;

●

initiated a randomized, double-blind, placebo controlled study with SBP-101 given in combination with gemcitabine and nab-paclitaxel in patients with pancreatic ductal adenocarcinoma who are previously untreated for metastatic disease;

●	Completed preclinical evaluation of SBP-101 for use as neoadjuvant therapy in resectable pancreatic cancer prior to surgery; and

●	Obtained early, preclinical, indication of tumor growth inhibition activity in ovarian cancer.

Pancreatic Cancer

Pancreatic cancer afflicts approximately 140,000 people in Europe (GLOBOCAN 2021, Global Cancer Observatory/World Health Organization), approximately 60,000 people in the United States annually (https://seer.cancer.gov/statfacts/html/pancreas.html), and 293,000 people worldwide – excluding Europe and United States (GLOBOCAN 2021). It has been identified as the fourth leading cause of death from cancer in Europe (GLOBOCAN 2021) and the third leading cause of death from cancer in the United States (SEER Cancer Statistics Factsheets 2021). On average Pancreatic Ductal Adenocarcinoma (“PDA”) represents approximately 95% of all pancreatic cancers diagnosed in given calendar year. Considering that the median overall survival for previously untreated patients with good performance status is between 8.5 months (Von Hoff 2013) and 11.1 months (Conroy 2011) with the two most commonly available treatment regimens, effective treatment for PDA has remained a major unmet medical need.

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

For the minority of patients who present with resectable disease, surgery is the treatment of choice. Depending on the location of the tumor the operative procedures may involve cephalic pancreatoduodenectomy, referred to as a “Whipple procedure” distal pancreatectomy or total pancreatectomy. Pancreatic enzyme deficiency and diabetes are frequent complications of both the disease and these surgical procedures. Up to 70% of patients with pancreatic cancer present with biliary obstruction that can be relieved by percutaneous or endoscopic stent placement. However, even if the tumor is fully resected, the outcome in patients with pancreatic cancer has been disappointing (Hidalgo 2010, Seufferlein 2012). Post-operative administration of chemotherapy improved progression-free and overall survival in three large randomized clinical trials (Hidalgo 2010), but median post-surgical survival in patients treated in all three trials was similar, only 20-22 months. Pre-operative (neo-adjuvant) chemotherapy is of increasing interest, with the goal of improved successful resections and long-term outcomes.

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

Current First-Line Treatment Approaches: Survival & Toxicity Profiles Across Three Major Positive Clinical Trials

	Gemcitabine vs. Gemcitabine/Erlotinib Phase 3 trial		ACCORD 11 Trial		Metastatic Pancreatic Adenocarcinoma Clinical Trial (MPACT)
	Gemcitabine	Gemcitabine/ Erlotinib	Gemcitabine	FOLFIRINOX	Gemcitabine	Gemcitabine/ Nab-Paclitaxel
One-Year Survival	17%	23%	20.6%	48.4%	22%	35%
Median Overall Survival (months)	5.91	6.24	6.8	11.1	6.7	8.5
Median Progression-Free Survival (months)	3.55	3.75	3.3	6.4	3.7	5.5
Overall Response Rate	8%	8.6%	9.4%	31.6%	7%	23%
Toxicity
Neutropenia	–	–	21%	45.7%	27%	38%
Febrile neutropenia	–	–	1.2%	5.4%	1%	3%
Thrombocytopenia	–	–	3.6%	9.1%	9%	13%
Diarrhea	2%	6%	1.8%	12.7%	1%	6%
Sensory neuropathy	–	–	0%	9%	1%	17%
Fatigue	15%	15%	17.8%	23.6%	7%	17%
Rash	6%	1%	–	–	–	–
Stomatitis	<1%	0%	–	–	–	–
Infection	17	16%	–	–	–	–

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

Ovarian Cancer

Worldwide Ovarian Cancer has annual incidence of approximately 314,000 and annual deaths of approximately 207,000 (Globocan 2020). In the United States Ovarian represents approximately 1% of all new cancer cases at approximately 21,000 and the five year survival rate for metastatic disease is approximately 29% (SEER fact sheet Ovarian 2022). According to the American Cancer Society, ovarian cancer is the fifth leading cause of cancer deaths among women, accounting for more deaths than any other cancer of the female reproductive system.

Nearly 70 % of the patients are diagnosed with advanced-stage due to the failure of screening methods for detecting early-stage disease (Giornelli. 2016; Partridge et al. 2009; Bast et al. 2007; Gohagan et al. 2000; Chudecka-Głaz 2015). Thus, most patients will relapse within the first 2 years after diagnosis, even after an optimal primary cytoreductive surgery and six cycles of the standard adjuvant chemotherapy with carboplatin/paclitaxel.

The second line chemotherapy depends mainly on the disease-free interval (“DFI”) (time between completion of first line chemotherapy and clinical relapse); or progression-free interval (“PFI”) (time between the last chemotherapy given for relapsed disease and progression). There are three classifications: Platinum-refractory/resistant with relapse during platinum treatment (refractory) or with a DFI/PFI <6 months (resistant), Platinum-sensitive relapse occurring >12 m of last platinum-based chemotherapy, or partially sensitive to platinum with disease-free survival (“DFS”)/ progression free survival (“PFS”) between 6 and 12 months from the last platinum-based chemotherapy.

According to Pignata et al. 2017, in platinum-sensitive patients, treatment with platinum-based combinations is associated with a PFS advantage compared with single agents or non-platinum combinations. For patients with partially sensitive relapse (PFI between 6 and 12 months), two options are available: platinum doublets or non-platinum therapy (single agent or combination). Last, patients with resistant or refractory relapse (PFI < 6 months) disease there are few options. For these patients, monotherapy with a non-platinum drug or participation in clinical trials is indicated.

Proprietary Technology

Function and Characteristics of Polyamines

Polyamines are metabolically distinct entities within human cells that bind to and facilitate DNA replication, RNA transcription and processing, and protein (such as pancreatic enzymes) synthesis. Human cells contain three essential and naturally occurring polyamines – putrescine, spermidine, and spermine. Polyamines perform many functions necessary for cellular proliferation, apoptosis and protein synthesis. The critical balance of polyamines within cells is maintained by several enzymes such as ornithine decarboxylase (“ODC”) and spermidine/spermine N1 acetyl transferase (“SSAT”). All of these homeostatic enzymes are short-lived, rapidly inducible intracellular proteins that serve to regulate native polyamine pools tightly and continuously. These enzymes constantly maintain polyamines within a very narrow range of concentration inside the cell.

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

Polyamines are important modulators of the immune response, particularly in the tumor microenvironment where they are found in high concentrations. The inhibitory activity, most notably with spermine, of T-cells, monocytes, and macrophages, is an effective immune suppressant. This activity suggests that excess polyamines, especially spermine, may insulate the tumor microenvironment from immune cells. SBP-101 is a synthetic analogue of spermine, which is believed to reduce endogenous polyamine production. Therefore, there is a potential for SBP-101 to recondition the tumor microenvironment and act as a sensitizing agent for immune-oncology drugs such as checkpoint inhibitors.

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

We believe that SBP-101 exploits the natural affinity of the exocrine pancreas, the liver and kidney, and pancreatic ductal adenocarcinoma cells while leaving the insulin-producing islet cells unharmed. Most current cancer therapies, including chemotherapy, radiation, and surgery are associated with significant side effects that further reduce the patient’s quality of life. However, based on data evaluated from clinical studies to date, we believe that the adverse effects of SBP-101 in causing bone marrow suppression or peripheral neuropathy do not overlap with or exacerbate those seen with typical chemotherapy options. The dose-limiting toxicities observed in cohort five of our first Phase I study, as noted below, were not observed at lower doses and are not expected to overlap with the adverse events of bone marrow suppression and peripheral neuropathy commonly associated with standard chemotherapy. The dose and dosing schedule evaluated in the expansion phase of the recently completed Phase Ia/Ib is below the maximum tolerable dose (‘MTD”) and at this dose level, neither the exocrine nor the endocrine human pancreas is expected to be affected by SBP-101, resulting in no treatment impact on pancreatic enzyme or insulin levels. This dose level and dosing schedule in the new ASPIRE trial will be the same as evaluated in the expansion phase of the 1a/Ib study.

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

Figure 1. L3.6pl Orthotopic Xenograft Study – Mean (±SD) Tumor Volume after Treatment with SBP-101, Gemcitabine (Gemzar®) or Both

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

Development Plan for SBP-101

Development of SBP-101 for the pancreatic cancer indication has included a pre-clinical and a clinical phase. The pre-clinical phase, which was substantially completed during 2015, consisted of four primary components: chemistry, manufacturing and controls (“CMC”), preclinical (laboratory and animal) pharmacology studies, preclinical toxicology studies, and regulatory submissions in Australia and the United States. In Australia, a Human Research Ethics Committee (“HREC”) application was submitted with subsequent Clinical Trial Notification (“CTN”) to the Therapeutic Goods Administration (“TGA”). Preceding the Australian initiative, a similar, but considerably more extensive, preclinical package has been submitted to and accepted by the FDA in support of an IND application. Our initial clinical trial in previously treated patients with locally advanced or metastatic pancreatic cancer was a Phase I, first-in-human, dose-escalation, safety study conducted at clinical sites in both Australia and the United States. We engaged expert clinicians who treat pancreatic cancer at major cancer treatment centers in Melbourne and Adelaide, Australia as well as the Mayo Clinic Scottsdale and HonorHealth in Scottsdale, Arizona. These Key Opinion Leaders, with proven performance in pancreatic cancer studies, enthusiastically agreed to participate as investigators for our Phase I First-in-Human study.

Enrollment in our initial Phase I safety trial of SBP-101 in previously treated pancreatic cancer patients commenced in January 2016 and was completed in September 2017. This study was a dose-escalation study with 8-week treatment/observation cycles at each dose level. Results from this trial are discussed in Clinical Development – Pancreatic Cancer, Phase I Clinical Trial Design and Completion (SBP-101 Monotherapy) below.

We completed enrollment of patients in our second clinical trial in December 2020. This second clinical trial was a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in four cohorts of Phase Ia. Demonstration of adequate safety in Phase Ia allowed us to immediately begin enrollment in February 2020 in the Phase Ib exploration of efficacy. We completed enrollment of an additional 25 subjects in Phase Ib using the recommended dosage level and schedule determined in cohort 4 of Phase Ia. Safety and interim efficacy results from this trial are discussed in Clinical Development – Pancreatic Cancer, Phase Ia/Ib Clinical Trial Design and Interim Results (First Line Combination Therapy) below.

In January of 2022 we initiated our third clinical trial. This new trial is a randomized, double blind, placebo controlled study of safety and efficacy of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. Trial design and expected timing are discussed in Clinical Development – Pancreatic Cancer, Phase II/III Clinical Trial design and anticipated timing (ASPIRE trial).

In addition, we are exploring SBP-101 for neoadjuvant treatment in appropriate pancreatic cancer patients. There is also preclinical data to suggest that SBP-101 may have potential therapeutic uses for cancers other than pancreatic. In February 2021, we entered into a research agreement with the Johns Hopkins University School of Medicine. The collaboration has focused on the further development of Panbela’s investigative agent SBP-101, including activity in cell lines outside of pancreatic cancer, biomarkers informing diagnostics and potential combination with checkpoint inhibitors. In December of 2021, the Company announced positive preclinical data supporting the activity of SBP-101 in ovarian cancer cell lines. Further data resulting from the ongoing relationship with Johns Hopkins University School of Medicine is expected throughout 2022.

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

We have met FDA-mandated CMC requirements with a combination of in-house expertise and contractual arrangements. Preparation of anticipated metabolites, impurities and an internal standard, as a prerequisite for analytical studies, were completed through Sponsored Research Agreements with the University of Florida and with Syngene International Ltd. (“Syngene”), a contract manufacturer. We have additional Service Agreements with Syngene for the manufacture and supply of Good Manufacturing Practice (“GMP”)-compliant SBP-101 active pharmaceutical ingredient (“API”) and for the development of synthetic process improvements. As the result of efforts at Syngene to refine the synthetic process, a new shorter synthetic process has been developed on which a patent (US 11,098,005 B2) “METHODS FOR PRODUCING (65,155)-3,8,13,18-TETRAAZAICOSANE-6, 15-DIOL” issued on Aug. 24, 2021. Multiple lots of GMP-compliant API have been prepared by Syngene and released for conversion into supply dosage form. Multiple lots of investigational product (IP or clinical trial supply), together with matching placebo has been made and tested at CURIA formerly known as Albany Molecular Research Inc. (“AMRI”) in Burlington, MA.

Pancreatic Cancer IND

Our IND application package contained the following:

●	Investigator’s Brochure;
●	Statement of general investigative plans;
●	Proposed Phase I pancreatic cancer study protocol;
●	Data management and statistical plan;
●	CMC data; and
●	Pharmacology, absorption, distribution, metabolism and excretion (or “ADME”), and toxicology data.

Preparation of the SBP-101 IND for pancreatic cancer required collaboration by our manufacturing, preclinical toxicology, pharmacokinetic, and metabolism experts, our regulatory affairs project management, and our in-house clinical expertise. In August 2015, the FDA accepted our application and in January 2016 we commenced patient enrollment in our first Phase I clinical trial, which was a safety and tolerability study in patients with previously treated metastatic pancreatic ductal adenocarcinoma.

Clinical Development – Pancreatic Cancer

Our clinical development in Pancreatic Cancer thus far includes:

●	a Phase I SBP-101 Monotherapy study completed in 2017, and

●	a Phase Ia/Ib SBP-101 First Line Combination Therapy study which completed enrollment in late 2020, and

●	a Phase II/III Randomized, Double Blind Placebo Controlled First Line Combination Therapy study was initiated in January of 2022.

Details of these programs follow.

Phase I Clinical Trial Design and Completion (SBP-101 Monotherapy)

Our initial Phase I study in patients with pancreatic cancer commenced the enrollment of patients in January 2016 and enrollment was completed in September 2017. This study was a dose-escalation study with 8-week cycles of treatment/observation at each dose level.

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

Patients in our Phase I first-in-human trial underwent regular pancreatic and hepatic enzyme evaluation and obtained periodic chest and abdominal CT follow-up. Patients were also carefully monitored for clinical signs of GI adverse events, but no new onset of exocrine pancreatic insufficiency was attributed to SBP-101 therapy.

In August 2015, the FDA accepted our IND application for our SBP-101 product candidate. We have completed an initial clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase I, first-in-human, dose-escalation, safety study. Between January 2016 and September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of our Phase I trial. Twenty-four of the patients received at least two prior chemotherapy regimens. No drug-related serious adverse events occurred during the first four cohorts. In cohort five, serious adverse events (klebsiella sepsis with metabolic acidosis in one patient, renal and hepatic toxicity in one patient, and mesenteric vein thrombosis with metabolic acidosis in one patient) were observed in three of the ten patients, two of whom exhibited progressive disease at the end of their first cycle of treatment and were determined by the Data Safety Monitoring Board (“DSMB”) to be DLTs. Consistent with the study protocol, the DSMB recommended continuation of the study by expansion of cohort 4, one level below that at which DLTs were observed. Four patients were enrolled in this expansion cohort. One patient developed focal pancreatitis at the site of the primary tumor after 2.3 months, but SBP-101 was considered well tolerated below dose level five. The most common drug related adverse events were nausea, vomiting, diarrhea, injection site pain and abdominal pain, which were mostly mild, grades 1 or 2, and are symptoms common in patients with pancreatic cancer. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level.

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

By cohort, stable disease occurred in two patients in cohort 3, two patients in cohort 4 and four patients in cohort 5. The best response outcomes and best median survival were observed in the group of patients who received total cumulative doses of approximately 6 mg/kg (cohort three). Two of four patients (50%) showed stable Disease (“SD”) at week eight. Median survival in this group was 5.9 months, with two patients surviving 8 and 10 months, respectively. By total cumulative dose received, five of twelve patients (42%) who received total cumulative doses between 2.5 mg/kg and 8.0 mg/kg had reductions in the CA19-9 levels, as measured at least once after the baseline assessment. Nine of these patients (67%) exceeded three months of OS, three patients (25%) exceeded nine months of OS and two patients (17%) exceeded one year of OS and were still alive at the end of the study.

Figure 3.         Evaluation of SBP 101 Phase IMono-therapy Safety Trial - Median Survival by Cohort

The absence of adverse events which could potentially overlap with adverse events typically observed in the use of conventional chemotherapeutic agents, supports the case for combination of SBP-101 with conventional chemotherapeutic agents, such as gemcitabine, nab-paclitaxel, or even FOLFIRINOX.

Phase Ia/Ib Clinical Trial Design and Interim Results (First Line Combination Therapy)

Given the life-threatening nature of pancreatic ductal adenocarcinoma, the limited efficacy of current treatment options, and the long history of failures in pancreatic ductal adenocarcinoma developmental therapeutics, we have evaluated SBP-101 expeditiously as noted below.

We completed enrollment of patients in our second clinical trial in December 2020. This second clinical trial was a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. The trial included six study sites; four in Australia and two in the United States. In the Phase Ia portion of this trial, we completed enrollment during the first quarter of 2020 of four cohorts with increased dosage levels of SBP-101 administered in the second and third cohorts; the fourth cohort evaluated an alternate dosing schedule. A total of 25 subjects were enrolled in four cohorts of Phase Ia. The demonstration of adequate safety in Phase Ia allowed us to immediately begin enrollment in February 2020 in the Phase Ib exploration of efficacy. By December 2020, an additional 25 subjects in Phase Ib using the recommended dosage level and schedule determined in Phase Ia were enrolled.

After Phase Ib enrollment was completed, some patients in the trial were noted to have complaints of serious visual adverse effects. Visual changes were not seen in the SBP-101 monotherapy study. We consulted with our DSMB and halted the administration of SBP-101 while all other trial activities continued. In February of 2021, we also conferred with the FDA regarding our plan to hold dosing of SBP-101. This withholding constituted a “partial clinical hold.” In April of 2021, the FDA lifted the partial clinical hold. The Company agreed with the FDA to include in the design of all future studies the exclusion of patients with a history of retinopathy or risk of retinal detachment and scheduled ophthalmologic monitoring for all patients.

Interim results from the full study were presented in a poster in at American Society of Clinical Oncology Gastrointestinal conference (“ASCO-GI”) in January of 2022.

Figure 4.         Evaluation of SBP 101 Phase Ib First-line combo-therapy Safety Trial –

Best CA19-9 by RECIST Response

Best Response per Subject – Cohorts 4 and Ib N=29. Best response in evaluable subjects was a Complete Response (“CR”) in 1 (3%), Partial Response (“PR”) in 13 (45%), SD in 10 (34%) and PD in 5 (17%). One subjects did not have post baseline scans with RECIST tumor assessments. Source: Singhal, N., Poster Presentation, ASCO GI 2022

Figure 5          Progression-Free (PFS) and Overall (OS) Survival for Cohort 2, Cohort 4+Ib, and a historical control administered G+A

Source: Singhal, N., Poster Presentation, ASCO GI 2022

PFS and OS includes 7 subjects from Cohort 2 as these subjects received the same dose albeit on a different schedule than the 30 subject in Cohorts 4 and Ib. PFS may have been negatively impacted by drug dosing interruptions to evaluate potential toxicity. Median overall survival in Cohort 4 + Phase IB is 12.0 months and is not yet final as of the January 2022 poster date. Two subjects in Cohort 2 are still alive at 29.3+ and 30.7+ months, respectively.

Phase II/III Clinical Trial design and anticipated timing (ASPIRE trial)

The Company announced that the ASPIRE trial, a randomized study of SBP-101 with Gemcitabine and Nab-Paclitaxel versus Gemcitabine, Nab-Paclitaxel and placebo, was initiated in January of 2022. The trial is in patients with first-line metastatic pancreatic ductal adenocarcinoma. The trial is designed as a Phase II/III randomized double-blind placebo-controlled trial, with a primary endpoint of overall survival. The design includes a phase 2 portion for which a futility analysis after 104 progression free survival events will occur. If the futility analysis is favorable, the trial will be expanded to the phase 3 portion with a primary endpoint of overall survival. We are intending to conduct the ASPIRE trial at leading cancer centers in the United States, Europe and the Asia-Pacific Region. It is expected that there will be approximately 60 sites and we anticipate enrollment for the phase 2 portion to be completed in approximately 12 months.

If we can successfully complete all FDA recommended clinical studies, we intend to seek marketing authorization from the FDA, the EMA (European Union), Ministry of Health and Welfare (Japan) and TGA (Australia). The submission fees may be waived when SBP-101 has been designated an orphan drug in each geographic region, as described under “Orphan Drug Status.”

Total Development Costs

The development of SBP-101 involves a preclinical and a clinical development phase. We have completed our initial preclinical development work for pancreatic cancer as well as two Phase I clinical trials. The Phase II/III trial has just been initiated. Additional clinical trials will likely be required for FDA or other approvals in foreign jurisdictions if the results of the first-line clinical trial of our SBP-101 product candidate justify continued development. The cost and timing of additional clinical trials is highly dependent on the nature and size of the trials.

Orphan Drug Status

The Orphan Drug Act provides special status to drugs which are intended for the safe and effective treatment, diagnosis or prevention of rare diseases that affect fewer than 200,000 people in the United States, or that affect more than 200,000 persons but for which a manufacturer is not expected to recover the costs of developing and marketing such a drug. Orphan drug designation has the advantage of reducing drug development costs by: (i) streamlining the FDA’s approval process, (ii) providing tax breaks for expenses related to the drug development, (iii) allowing the orphan drug manufacturer to receive assistance from the FDA in funding the clinical testing necessary for approval of an orphan drug, and (iv) facilitating drug development efforts. More significantly, the orphan drug manufacturer’s ability to recover its investment in developing the drug is also greatly enhanced by the FDA granting the manufacturer seven years of exclusive US marketing rights upon approval. Designation of a product candidate as an orphan drug therefore may provide its sponsor with the opportunity to adopt a faster and less expensive pathway to commercializing its product. We obtained US Orphan Drug Status in 2014 and we intend to apply for Orphan Drug Status in Europe, Japan and Australia when we have additional clinical data.

Fast Track

In June 2020, we received Fast Track Designation from the FDA for development of SBP-101 for the treatment of first-line patients with metastatic PDA when administered in combination with gemcitabine and nab-paclitaxel. With the designation of Fast Track Designation, we may engage in more frequent interactions with the FDA, and the FDA may review sections of a New Drug Application (“NDA”) before the application is complete. This rolling review is available if the Company provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, Fast Track Designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Intellectual Property

As the result of efforts at our contract manufacturer Syngene International Ltd to refine the synthetic process, a new shorter synthetic process has been developed on which a patent (US 11,098,005 B2) “METHODS FOR PRODUCING (65,155)-3,8,13,18-TETRAAZAICOSANE-6, 15-DIOL” issued on Aug. 24, 2021 and was assigned to Panbela. The patent claims cover a novel process for the production of SBP-101 and reduces the number of synthetic steps from nineteen to six.

We are evaluating other opportunities to provide additional intellectual property.

Human Capital Management

As of December 31, 2021, we had six employees, four of which were full time. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to motivate such individuals to perform to the best of their abilities and achieve our objectives and lead to the success of the Company and increase value to our stockholders.

We value diversity of backgrounds and perspectives in our workforce and our policy is that we do not discriminate based on race, religion, creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military and veteran status, sexual orientation or any other protected characteristic as established by federal, state or local laws.

We believe that operational responsibilities can be handled by our current employees, independent consultants and our global CRO. We have historically used the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers enhances our ability to minimize general and administrative expenses. We intend to periodically evaluate our staffing and talent requirements and expect to add employees if that becomes a more appropriate resourcing alternative.

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

The License Agreement was amended in December 2016 (“First Amendment”) and again in October 2019 (“Second Amendment”).

Under the Second Amendment all minimum royalty payments and milestone payments defined in the License Agreement were eliminated. In addition, the period of payment royalties was changed to be the shorter of (i) ten (10) years from first commercial sale or (ii) the period of market exclusivity on a country-by-country basis. UFRF may also terminate this license for standard and similar causes such as material breach of the agreement, bankruptcy, failure to pay royalties and other customary conditions. The agreement allows for UFRF to terminate if the first commercial sale is not made by December 31, 2025.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects/patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase II usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase II evaluations, pivotal, or Phase III trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In many cases the FDA requires two adequate and well-controlled Phase III clinical trials to demonstrate the efficacy of the drug. A single Phase III trial with other confirmatory evidence may be sufficient in instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. After an NDA is approved, a Phase IV trial may be undertaken to evaluate safety over a long period of time, quality of life or cost effectiveness.

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

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to priority review by FDA.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase IV testing, risk evaluation and mitigation strategies, or REMS, and surveillance to monitor the effects of an approved product, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to current good manufacturing practices, or cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with FDA subjects’ entities to periodic unannounced inspections by the FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Available Information

Our website is located at www.Panbela.com. The information contained on or connected to our website is not a part of this report. We have included our website address as a factual reference and do not intend it to be an active link to our website.

We make available, free of charge, through our website materials we file or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports. These materials are posted to our website as soon as reasonably practical after we electronically file them with or furnish them to the SEC.

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

We have experienced negative cash flows for our operating activities since inception, primarily due to the investments required to commercialize our primary drug candidate, SBP-101. Our financing cash flows historically have been positive due to proceeds from the sale of equity securities and promissory notes issuances. Our net cash used in operating activities was $6.7 million and $3.9 million for the years ended December 31, 2021 and 2020, respectively, and we had working capital of $9.6 million and $8.4 million as of the same dates, respectively. Working capital is defined as current assets less current liabilities.

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

As a result of our current limited financial liquidity, our auditors’ report for our 2021 financial statements, which is included as part of this report, contains a statement concerning our ability to continue as a “going concern.” Our limited liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

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

Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital and will not be sufficient to fund our expected continuing opportunities. While we project that our current capital resources are to fund our operations, including increased clinical trial costs, into the fourth quarter of 2022, we will require additional capital to continue to operate our business and complete our clinical development plans.

Future research and development, including clinical trial cost, capital expenditures and possible acquisitions, and our administrative requirements, such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses, will require a substantial amount of additional capital and cash flow. There is no guarantee that we will be able to raise additional capital required to fund our ongoing business on commercially reasonable terms or at all.

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

March of 2022 marks two years since the outbreak of COVID-19, was declared by the World Health Organization to be a pandemic. A pandemic, including COVID-19, or other public health epidemics pose the risk that we or our employees, contractors, suppliers, and other vendors may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. Early in the pandemic we paused enrollment in our Phase Ia/Ib clinical trial for 6 weeks to allow the health care systems involved in the trial time to focus resources on responding to the pandemic. Once enrollment was restarted in May 2020, we experienced no further delays. This delay did not have a material effect on the completion of enrollment or costs of the clinical trial. During the course of the pandemic, health care facilities have limited our ability to conduct on site patient data monitoring for our clinical trial, these visits are now successfully conducted remotely as necessary. We also experienced a delay, a short delay, early in the pandemic, in the manufacturing of our active ingredient and another minor delay in 2021 in the preparation of drug product We believe our supply of drug is adequate and these delays have not caused any disruption in the start of the new Phase II/III clinical trial which we initiated in January of 2022. This new trial has been designed to mitigate any potential effects of Covid-19 on site activations or subject enrollment.

While we have not, to date experienced any significant disruptions as a result of the pandemic, we are unable to estimate the future impact that COVID-19 could have on our operations. The recent trends in reduced infections and deaths, and increased levels of vaccination should help reduce the risk that the pandemic may slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials. While the pandemic could still disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials, we believe that product secured in 2021 will be sufficient to complete the conduct of our new clinical trial. We often attend and present clinical updates at various medical and investor conferences throughout the year. The COVID-19 outbreak has caused, and may to continue to cause, cancellations or reduced attendance of these conferences and we may need to seek alternate methods to present clinical updates and to engage with the medical and investment communities. The COVID-19 outbreak, including new variants of the virus, and future mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition and our potential to conduct financings on terms acceptable to us, if at all. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that remain uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

Risks Related to Acquisitions

We have and expect to incur substantial costs related to the Mergers and subsequent integration efforts.

We have incurred and expect to incur a number of non-recurring costs associated with the Mergers and related transactions. These costs include legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, regulatory fees, closing, integration and other related costs. Some of these costs are payable regardless of whether or not the Mergers are completed.

The Mergers may be more difficult, costly, or time-consuming than expected, and we may not realize the anticipated benefits of the Mergers.

The anticipated benefits of the Mergers, including product candidate diversification and growth, may not be realized fully or at all or may take longer to commercialize than expected and integration may result in additional and unforeseen expenses. An inability to realize the full extent of the anticipated benefits of the Mergers, as well as any delays encountered in the integration process, could have an adverse effect upon our operating results following the completion of the Mergers.

In addition, we and CPP have operated and, until the completion of the Mergers, must continue to operate, independently. It is possible that the integration process could result in the loss of one or more key employees, including employees of CPP, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect each company’s ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the Mergers. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period after completion of the Mergers.

Failure to complete the Mergers could negatively impact the Company.

If the Mergers are not completed for any reason, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our suppliers, other vendors and employees. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the merger or to perform our obligations under the merger agreement.

We are subject to business uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effects of the Mergers on our suppliers, other vendors and employees may have an adverse effect on the Company or CPP. These uncertainties may impair CPP’s and our ability to attract, retain and motivate key personnel until the Mergers are completed, and could cause research partners, vendors and others that deal with CPP or our Company to seek to change existing business relationships, any of which could materially adversely impact our operations and the timing of our clinical development plans.

The merger agreement may be terminated in accordance with its terms and the Mergers may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the Mergers. Those conditions include approval of the issuance of shares of common stock by our stockholders; and the absence of any statute, rule, regulation, injunction, order, or decree, that is enacted, entered, promulgated, or enforced and prohibits, prevents, or makes illegal the completion of the Mergers, and the absence of any claim, litigation or proceeding initiated and pending or threatened relating to the merger agreement or the Mergers or seeking to prevent the completion of the Mergers. Each party’s obligation to complete the Mergers is also subject to certain additional customary conditions. These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the Mergers may not be completed.

We may not have discovered certain liabilities or other matters related to CPP, which may adversely affect the future financial performance of the combined company.

In the course of the due diligence review that we conducted prior to the execution of the merger agreement, we may not have discovered, or may have been unable to properly quantify, certain liabilities of CPP or other factors that may have an adverse effect on the business, results of operations, financial condition, and cash flows of the combined company after the consummation of the Mergers.

Our estimates and judgments related to the acquisition accounting methods used to record the purchase price allocation related to the merger may be inaccurate.

Our management will make significant accounting judgments and estimates related to the application of acquisition accounting of the Mergers under GAAP, as well as the underlying valuation models. Our business, operating results, and financial condition could be materially adversely impacted in future periods if the accounting judgments and estimates prove to be inaccurate.

Risks Related to the Development and Approval of New Drugs

Clinical trials required for our product candidate are expensive and time-consuming, and their outcome is highly uncertain. If any of our drug trials are delayed or yield unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our product candidate.

We must conduct extensive testing of our product candidate before we can obtain regulatory approval to market and sell it. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events, or side effects, caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial protocol. A clinical trial may fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting. Many clinical trials are conducted under the oversight of Independent Data Monitoring Committees (“IDMCs”) also known as DSMB’s. These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial’s continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results.

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

We rely on, and expect to continue to rely on, third parties for the supply of raw materials and manufacture of drug supplies necessary to conduct our preclinical studies and clinical trials. During 2021 the Company, in collaboration with our manufacturing partner confirmed a new shorter and less expensive synthesis of the active drug substance. However, delays in production by third parties could delay our clinical trials or have an adverse impact on any commercial activities. In addition, the fact that we are dependent on third parties for the manufacture of and formulation of our product candidates means that we are subject to the risk that the products may have manufacturing defects that we have limited ability to prevent or control. Although we oversee these activities to ensure compliance with our quality standards, budgets and timelines, we have had and will continue to have less control over the manufacturing of our product candidates than potentially would be the case if we were to manufacture our product candidates. Further, the third parties we deal with could have staffing difficulties, might undergo changes in priorities or may become financially distressed, which would adversely affect the manufacturing and production of our product candidates.

The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current product candidates may not have favorable results in later studies or trials.

Pre-clinical studies and Phase I clinical trials are not primarily designed to test the efficacy of a product candidate in the general population, but rather to test initial safety, to study pharmacokinetics and pharmacodynamics, to study limited efficacy in a small number of study patients in a selected disease population, and to identify and attempt to understand the product candidate’s side effects at various doses and dosing schedules. Success in pre-clinical studies or completed clinical trials does not ensure that later studies or trials, including continuing pre-clinical studies and large-scale clinical trials, will be successful nor does it necessarily predict future results. Favorable results in early studies or trials may not be repeated in later studies or trials, and product candidates in later stage trials may fail to show acceptable safety and efficacy despite having progressed through earlier trials.

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

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate more difficult. As of December 31, 2021, we had outstanding options to purchase 2,463,636 shares of our common stock at a weighted-average exercise price of $5.83 per share with a remaining contractual life of 7.3 years and outstanding warrants to purchase 5,109,501 shares of common stock at a weighted-average exercise price of $4.59 per share and a remaining exercise period of 3.1 years.

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

Management’s assessment of internal controls over financial reporting may identify weaknesses that need to be addressed or other potential matters that may raise concerns for investors. Any actual or perceived weaknesses that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

Item 4.         Mine Safety Disclosures

None.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “PBLA.” As of March 22, 2021, there were 216 holders of record of our common stock.

Dividends

We have never paid cash dividends on any of our securities. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Company

None.

Item 6.         [Reserved]

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

In August 2015, the Food and Drug Administration (“FDA”) accepted our Investigational New Drug (“IND”) application for our SBP-101 product candidate.

We have completed an initial clinical trial of SBP-101 in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase I, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of the Phase I trial. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level. In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the Response Evaluation Criteria in Solid Tumors (“RECIST”), the currently accepted standard for evaluating change in the size of tumors. A summary of both the safety and preliminary signals of efficacy for this completed clinical trial is contained earlier in this document under Clinical Development – Pancreatic Cancer, Phase I Clinical Trial Design and Completion (SBP-101 Monotherapy).

In 2018 we began enrolling patients in our second clinical trial, a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in 4 cohorts to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion phase of the trial. After completion of enrollment in December 2020 in the expansion phase, some serious adverse events related to vision were reported. We withheld administration of our drug and continued all other trial activities, which constituted a partial clinical hold. After working with the FDA, the hold was lifted in April of 2021. Interim results were presented in January of 2022. Best response in evaluable subjects (cohorts 4 and Ib N=29) was a CR in 1 (3%), PR in 13 (45%), SD in 10 (34%) and PD in 5 (17%). One subjects did not have post baseline scans with RECIST tumor assessments. Further details regarding the study design, safety and interim signals of efficacy are contained earlier in this document under Clinical Development – Pancreatic Cancer, Phase Ia/Ib Clinical Trial Design and Interim Results (First Line Combination Therapy).

In January of 2022, the Company announced the initiation of a new clinical trial. Referred to as ASPIRE, the trial is a randomized double-blind placebo controlled trail in combination with gemcitabine and nab-paclitaxel, a standard pancreatic cancer treatment regimen in patients previously untreated for metastatic pancreatic cancer. The trial will be conducted globally at approximately 60 sites in the United States, Europe and Australia. Further details regarding the study design and anticipated timing are contained earlier in this document under Clinical Development – Pancreatic Cancer, Phase II/III Clinical Trial design and anticipated timing (ASPIRE trial).

Additional clinical trials will be required for FDA or other country approvals if the results of the front-line clinical trial of our SBP-101 product candidate justify continued development. The cost and timing of additional clinical trials is highly dependent on the nature and size of the trials.

Pending Acquisition

As previously announced, on February 21, 2022, Panbela entered into a definitive agreement to acquire Cancer Prevention Pharmaceuticals, Inc. (“CPP”), a private clinical stage company developing therapeutics to reduce the risk and recurrence of cancer and rare diseases, for a combination of stock and future milestone payments. The combined entity will have an expanded pipeline; areas of initial focus include familial adenomatous polyposis (FAP), first-line metastatic pancreatic cancer, neoadjuvant pancreatic cancer, colorectal cancer prevention and ovarian cancer. The combined development programs boast a steady cadence of catalysts with programs ranging from pre-clinical to registration studies. The obligations of each of Panbela and CPP to consummate the transactions contemplated by the Merger Agreement remain subject to approval of the issuance of securities in the transactions by Panbela’s stockholders, approval of the and satisfaction of other customary closing conditions. If approved, the closing is expected to occur in the second quarter of 2022.

Financial Overview

We have incurred losses of $56.2 million since our inception in 2011. For 2021, we incurred a net loss of $10.1 million. We also incurred negative cash flows from operating activities of $6.7 million for this period. We expect to incur substantial losses, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize our SBP-101 product candidate.

Our $2.8 million increase in cash compared to December 31, 2020 was primarily due to $10.1 aggregate proceeds from financing activities completed during 2021, offset mostly, by cash used in operations and investing activities.

In August 2021, we received a research and development tax incentive payment from the government of Australia related to the research activities of our Australian subsidiary during 2020. The incentive payment received was approximately $448,000.

As of December 31, 2021, we had cash of $11.9 million, working capital of $9.6 million and stockholders’ equity of $10.2 million. This balance is expected, due to the increased spending on our new randomized clinical trial, to be sufficient to sustain operations into the fourth quarter of 2022.

We will need additional funds to continue our operations and execute our business plan past December 31, 2022, including, completing required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data were not positive or if economic or market conditions deteriorate.

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

Research and Development Expenses

Since our inception, we have focused our activities on the development of SBP-101, our initial product candidate, for the treatment of pancreatic cancer. We expense both internal and external research and development costs as incurred. Research and development costs include expenses incurred in the conduct of our human clinical trials, for third-party service providers performing various testing and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of the SBP-101 compound for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our SBP-101 product candidate; personnel costs, including salaries, benefits and stock-based compensation; and costs to license and maintain our licensed intellectual property. During 2021 and 2020, research and development expenditures were focused primarily on costs related to the execution our current Phase Ia /Ib front line clinical trial.

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

Critical Accounting Estimates

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

While our significant accounting policies are more fully described in Note 4 to our Consolidated Financial Statements starting on page F-1, we believe that the following description of critical accounting estimates are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Results of Operations

Comparison of the Results of Operations (in thousands) for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020	Percent Change
Operating Expenses
General and administrative	$4,587	$3,249	41.2%
Research and development	5,423	2,505	116.5%
Total operating expenses	10,010	5,754	74.0%
Other (expense) income, net	(613)	691	-188.7%
Income tax benefit	488	295	65.4%
Net Loss	$(10,135)	$(4,768)	112.6%

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through December 31, 2021 vest based upon time-based and performance conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
General and administrative	$1,083	$1,068
Research and development	204	137
Total stock based compensation	$1,287	$1,205

General and administrative expense

G&A expenses increased 41.2% to $4.6 million in 2021, up from $3.2 million in 2020. The increase in G&A expenses is primarily the result of costs associated with increased staff and Board compensation, as well increased legal expenses and higher D&O insurance costs.

Research and product development expense

Our R&D expenses increased 116.5% to $5.4 million in 2021, up from $2.5 million in 2020. The increase in R&D expenses resulted primarily from an increase in spending on our clinical studies as we prepared to launch a randomized clinical trial, as well as manufacturing expenses for product and placebo required for this next trial. As we expand our clinical studies it is expected that R&D expenses will continue to increase.

Other income (expense), net

Other (expense), net, was $0.6 million for 2021 and was composed primarily of foreign currency transaction loss.

Other income, net, was $0.7 million in 2020 and was primarily composed of foreign currency gain as well as a gain on debt forgiveness.

Income tax benefit

Income tax benefit increased to $488,000 in 2021, up from $295,000 in 2020. Our income tax benefit is derived primarily from refundable tax incentives associated with our R&D activities conducted in Australia. A portion of this increase is related to a refund received during the year ended December 31, 2021 in excess of previously accrued refunds.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2021 and 2020 and for each of the fiscal years ended December 31, 2021 and 2020, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	December 31,
	2021	2020
Cash and cash equivalents	$11,867	$9,022
Working capital	$9,619	$8,392

Cash Flow Data	Year Ended December 31,
	2021	2020
Cash Provided by (used in):
Operating Activities	$(6,704)	$(3,854)
Investment Activities	(540)	-
Financing Activities	10,095	10,444
Effect of exchange rate changes on cash	(6)	(17)
Net increase in cash and cash equivalents	$2,845	$6,573

Working Capital

Our total cash and cash equivalents was $11.9 million as of December 31, 2021, compared to $9.0 million as of December 31, 2020. As of December 31, 2021, we had $2.7 million in current liabilities and working capital of $9.6 million. As of December 31, 2020, we had $1.4 million in current liabilities and working capital of $8.4 million. Working capital is calculated as current assets less current liabilities.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.7 million during 2021, compared to $3.9 million during 2020. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.5 million during 2021. The net cash used in 2021 is primarily cash deposited with the Company’s contract research organization for the conduct of our clinical trial.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10.1 million for 2021 which represents the net proceeds of approximately $9.1 from the underwritten public offering completed in July 2021 and approximately $1.0 million warrants exercised for cash during the first quarter of 2021. Cash provided from financing activities in 2020 was $10.4 million and includes $9.3 million in net proceeds from the underwritten public offering completed in September 2020 and the sales of common stock and warrants in private placements to accredited investors completed in May and June 2020 for net proceeds of $1.7 million. These proceeds were partially offset by the payment in full of approximately $742,000 of an unsecured promissory note in 2020.

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

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●

the progress of clinical trials required to support our applications for regulatory approvals, including the completion of our Phase Ia /Ib clinical trial, a human clinical trial in Australia and the United States and a global, randomized Phase II/III trial initiated in January of 2022;

●	the cost to implement development efforts for SBP-101 in ovarian cancer and expand development efforts for assets acquired as the result of the acquisition of CPP;

●	our ability to demonstrate the safety and effectiveness of our SBP-101 product candidate;

●	our ability to obtain regulatory approval of our SBP-101 product candidate in the United States, the European Union or other international markets;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our SBP-101 product candidate;

●	the market acceptance and level of future sales of our SBP-101 product candidate;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments; and

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims.

As of December 31, 2021, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

Indebtedness

We had no indebtedness as of December 31, 2021.

Issuances of Common Stock and warrants during 2021 and 2020.

On July 2, 2021, the Company completed an underwritten public offering of 3,333,334 shares of its common stock for a purchase price of $3.00 per share. The gross proceeds from the offering was approximately $10.0 million. The net proceeds, after deducting the underwriters discount and other offering costs was approximately $9.1 million.

On September 1, 2020, the Company closed an underwritten public offering of 2,545,454 shares of its common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock. The gross proceeds from the offering was approximately $10.5 million. The net proceeds, after deducting the underwriters discount and other offering costs was approximately $9.3 million, of this approximately $80,000 was received from officers and directors of the Company. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $4.54. As of December 31, 2021, 2,306,516 of these warrants remain outstanding.

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

Future Capital Requirements

We require additional funds to continue our operations and execute our business plan, including completion of required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. We believe that our existing cash, will be sufficient to fund our operating expenses into the fourth quarter of 2022.

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

Our future success is dependent upon our ability to obtain additional financing, the success of our just completed Phase Ia/Ib and just initiated Phase II/III clinical trials and required future trials, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, the European Union and other international markets. If we are unable to obtain additional financing when needed, if our Phase I clinical trial is not successful, if we do not receive regulatory approval required future trials or if once these studies are concluded, we do not receive marketing approval for our SBP-101 product candidate, we would not be able to continue as a going concern and would be forced to cease operations. The financial statements included in this report have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

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

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

Item 9B.         Other Information

None.

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

Michael T. Cullen, M.D., M.B.A., age 76, has served as Chairman of the Board and a non-employee director of our Company since his retirement as an employee of the Company in May 2021. Dr. Cullen had served as Executive Chairman and as a director of our Company since its co-founding in November 2011. Dr. Cullen brings 33 years of pharmaceutical experience to our Company, including expertise in working with development-stage companies in planning, designing and advancing drug candidates from preclinical through clinical development. Dr. Cullen served as our President and Chief Executive Officer between October 2018 and July 2020. He previously served as our Chief Medical Officer and President from November 2011 to June 2015. Dr. Cullen provided due diligence consulting to the pharmaceutical industry from 2009 to 2011, after one year in transition consulting to Eisai Pharmaceuticals. He developed several oncology drugs as Chief Medical Officer for MGI Pharma Inc. from 2000 to 2008, and previously at G.D. Searle, SunPharm Corporation, and as Vice President for Clinical Consulting at IBAH Inc., the world’s fifth largest contract research organization, where he provided consulting services on business strategy, creating development plans, regulatory matters and designing clinical trials for several development stage companies in the pharmaceutical industry. Dr. Cullen was also a co-founder and Chief Executive Officer of IDD Medical, a pharmaceutical start-up company. Dr. Cullen joined 3M Pharmaceuticals in 1988 and contributed to the development of cardiovascular, pulmonary, rheumatology and immune-response modification drugs. Over the course of his career Dr. Cullen has been instrumental in obtaining the approval of ten drugs, including three since 2004: Aloxi®, Dacogen® and Lusedra®. Board-certified in Internal Medicine, Dr. Cullen practiced from 1977 to 1988 at Owatonna Clinic, Owatonna, MN, where he served as president. Dr. Cullen earned his MD and BS degrees from the University of Minnesota and his MBA from the University of St. Thomas and completed his residency and Board certification in Internal Medicine through the University of North Carolina in Chapel Hill and Wilmington, NC.

Jennifer K. Simpson, Ph.D., MSN, CRNP, age 53, has served as President and Chief Executive Officer and as a director of our Company since July 2020. Prior to joining the Company Dr. Simpson served as President and Chief Executive Officer and as a member of the board of directors of Delcath Systems, Inc. (Nasdaq: DCTH) from 2015 to June 2020. She had previously held various other leadership roles at Delcath since 2012. From 2011 to 2012, Dr. Simpson served as Vice President, Global Marketing, Oncology Brand Lead at ImClone Systems, Inc. (a wholly owned subsidiary of Eli Lilly and Company), where she was responsible for all product commercialization activities and launch preparation for one of the late-stage assets. From 2009 to 2011, Dr. Simpson served as Vice President, Product Champion and from 2008 to 2009 as the Associate Vice President, Product Champion for ImClone’s product Ramucirumab. From 2006 to 2008, Dr. Simpson served as Product Director, Oncology Therapeutics Marketing at Ortho Biotech (now Janssen Biotech), a Pennsylvania-based biotech company that focuses on innovative solutions in immunology, oncology and nephrology. Earlier in her career, Dr. Simpson spent over a decade as a hematology/oncology nurse practitioner and educator. Dr. Simpson has served on the board of directors and nominating and corporate governance committee of Eagle Pharmaceuticals, Inc. since August 2019 and on the board of Directors of CytRx Corporation since July 2021.

Susan Horvath, age 62, has served as our Vice President and Chief Financial Officer since April 2018. Ms. Horvath has held both finance and operating positions within pharmaceutical, healthcare and consumer organizations. In addition to her position with the Company, Ms. Horvath sits on the board of directors and provides financial consulting services for Photonic Pharma, LLC, a privately held company focused on efficiencies in early stage drug discovery. Prior to joining the Panbela team Ms. Horvath served as Chief Financial Officer of Eyebobs, LLC, a private company focused on eyewear for corrective vision, from December 2016 to January 2018; Vice President and Chief Financial Officer of Tenacious Holdings, Inc. (d/b/a ergodyne) a privately held, safety products company, from January 2014 to December 2016; Chief Financial Officer and Vice President of Human Resources at Healthsense, Inc., a next generation technology (SaaS) and remote monitoring company focused on providing safety and improving quality of life while reducing overall costs of healthcare for seniors and fragile adults, from August 2011 to February 2014; Chief Financial Officer, Vice President of Operations & Human Resources of Hemosphere, Inc., an early commercialization stage medical device company, from July 2008 to December 2010; and Vice President & Team Leader International of CNS, Inc, a publicly traded consumer health care products company focused on the development and marketing of strong consumer brands, from November 2004 to March 2007. Ms. Horvath holds a Bachelor of Science degree in Accounting from the University of Illinois, Champaign, and is a Certified Management Accountant and Certified Public Accountant, inactive.

Information about our Board of Directors

Our business is overseen by a Board of Directors divided into three classes as nearly equal in number as possible, and directors typically are elected to a designated class for a term of three years. The following sets forth certain information regarding the current members of our Board of Directors:

Class III Directors –Terms Expiring in 2022

Arthur J. Fratamico, age 56, has served as a director of our Company since December of 2019. He is a registered pharmacist with over 30 years of experience in the pharmaceutical industry and has been the Chief Executive Officer of Radiant Biotherapeutics, which is advancing a novel antibody platform that is focused on the development of Multabodies, which are multi-valent and multi-specific antibodies since May 2021. Prior to Radiant, Mr. Fratamico served as Chief Business Officer at Galera Therapeutics, Inc., a biopharmaceutical company dedicated to discovering and developing novel dismutase mimetics with the goal of transforming cancer radiotherapy, since January 2017. Prior to joining Galera, Mr. Fratamico served as Chief Business Officer of Vitae Pharmaceuticals, Inc., a Nasdaq-listed clinical-stage biotechnology company, from May 2014 until its sale to Allergan in December 2016. Prior to Vitae Pharmaceuticals, he held similar executive roles with a number of biotechnology companies leading their business development efforts, including facilitating the sales of Gemin X Pharmaceuticals, Inc. and MGI Pharma, Inc. In addition to being responsible for numerous licensing transactions and acquisitions, he also directed corporate strategy and managed external corporate communications. He also served in several senior marketing, product planning and new product development positions. Mr. Fratamico earned a bachelor’s degree in pharmacy from the Philadelphia College of Pharmacy and Science and an M.B.A. from Drexel University.

Jeffrey S. Mathiesen, age 61, has served as a director of our Company since September 2015. Mr. Mathiesen also serves as a director and audit committee chairman of NeuroOne Medical Technologies Corporation, a publicly traded medical device company. Additionally, Mr. Mathiesen serves Chief Financial Officer of Helius Medical Technologies, Inc., a publicly traded medical technology company focused on neurological wellness, where he previously served as a director and audit committee chairman. He also served as a director and audit committee chairman of eNeura, Inc., a privately held medical technology company providing therapy for both acute treatment and prevention of migraine from July 2018 to February 2020. Mr. Mathiesen has served as Advisor to the CEO of Teewinot Life Sciences, a privately held biopharmaceutical company focused on the biosynthetic production of pure pharmaceutical grade cannabinoids from October 2019 to December 2019, and as Chief Financial Officer from March 2019 to October 2019. In August 2020, Teewinot Life Sciences filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Previously he served as Chief Financial Officer of Gemphire Therapeutics Inc., a publicly traded biopharmaceutical company from September 2015 to September 2018. From August 2015 to September 2015, he was a consultant to Gemphire. He served as Chief Financial Officer of Sunshine Heart, Inc., a publicly traded medical device company, from March 2011 to January 2015. Mr. Mathiesen has held executive positions with publicly traded companies dating back to 1993, including vice president and chief financial officer positions. Mr. Mathiesen holds a B.S. in Accounting from the University of South Dakota and is also a Certified Public Accountant. We believe that Mr. Mathiesen brings financial insight and leadership and a wealth of experience in capital markets to the Board of Directors, as well as knowledge of public company accounting and financial reporting requirements.

Class I Directors –Terms Expiring in 2023

Suzanne Gagnon, M.D., age 65, has served as a director of our Company since June 2015 and as a consultant since July 2021. Previously, Dr. Gagnon served as the Company’s Chief Medical Officer from January 2015 to July 2021, and prior to that was the Lead Clinical Consultant to the Company. Dr. Gagnon has been the President of Gagnon Consulting LLC since July 2014, consulting on medical, safety and regulatory matters. From 2001 to 2014, Dr. Gagnon served as the Chief Medical Officer for three companies, ICON Clinical Research, Nupathe, Inc. and Idis, Inc. Dr. Gagnon is a graduate of Boston University School of Medicine and Boston City Hospital’s Medical Residency Program.

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

Class II Directors – Term Expiring in 2024

Michael T. Cullen, M.D., M.B.A., has served as Chairman of the Board of Directors and a non-employee director since his retirement in May 2021 and has served as a director of our Company since its co-founding in November 2011. See “Information about our Executive Officers” above for further information regarding Dr. Cullen’s former positions with the Company and additional background and experience.

D. Robert Schemel, age 66, has served as a director since September 2015. Mr. Schemel had previously served as a director of SBR since March 2012. Mr. Schemel has over 39 years’ experience in the agriculture industry. From 1973-2005, Mr. Schemel owned and operated a farming operation in Kandiyohi County, Minnesota, building a 5,000-acre operation producing corn, soybeans and sugar beets. Mr. Schemel has extensive experience in serving on boards of directors. From 1992-1996 he served as a board member for ValAdCo and then from 1996-2003 he served as the Chairman of the Board for Phenix Biocomposites. We believe that Mr. Schemel brings business insight and leadership as well as significant experience in the development and growth of early stage companies.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities and Exchange Act of 1934 requires that our directors, executive officers and beneficial owners of more than 10% of our common stock file initial reports of ownership and reports of changes in ownership with the SEC. Directors, executive officers and beneficial owners of greater than 10% of our common stock are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our directors and executive officers, all Section 16(a) filing requirements were met for the fiscal year ended December 31, 2021.

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

Item 11.         Executive Compensation

Compensation of Named Executive Officers

The following disclosure focuses on our named executive officers. For fiscal 2021 our “named executive officers” consisted of: Dr. Simpson, Ms. Horvath, and Dr. Cullen, who retired from employment with the Company in May of 2021.

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

Summary Compensation Table

The following table provides information regarding the compensation earned by our named executive officers for fiscal 2021 (collectively referred to as the “Executives”):

Name and Principal Positions	Year	Salary ($)	Option Awards (a) ($)	Nonequity Incentive Plan Compensation (b) ($)	Total ($)
Jennifer K. Simpson	2021	476,609	537,702	182,422	1,196,733
President and Chief Executive Officer (c)	2020	145,587	1,529,926	78,750	1,754,263

Susan Horvath	2021	302,200	155,258	99,620	557,078
Chief Financial Officer and Vice President of Finance	2020	226,000	98,176	90,000	414,176

Michael T. Cullen	2021	337,147	218,199	-	555,346
Former Executive Chairman (d)	2020	316,000	179,900	141,750	637,650

(a)

The values of option awards in this table represent the fair value of such awards granted during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions used to determine the valuation of the awards are discussed in Note 9 to the consolidated financial statements.

(b)	Represents payments made under the Company’ s 2021 and 2020 Cash Incentive Program as described further below.
(c)	Dr. Simpson joined the Company in July 2020.
(d)

Dr. Cullen served as the Company’s President and Chief Executive Officer from October 2018 until July 2020. And as Executive chairman until his retirement. After his retirement in May of 2021 Dr. Cullen received non-employee director compensation of $39,375 included in salary in this table and options and RSU’s granted after Dr. Cullen’s retirement valued at $54,409 is reflected in option awards; both amounts are also disclosed in the Director compensation table below.

Outstanding Equity Awards as of December 31, 2021

		Option Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable		Option exercise price ($)	Option expiration Date
Jennifer K. Simpson	7/17/2020	106,024	106,024	(a)	9.99	7/17/2030
	3/30/2021	–	170,000	(b)	4.09	3/30/2031
	9/13/2021	–	19,125	(c)	2.26	9/13/2031

Susan Horvath	4/17/2018	40,000	–		5.75	4/17/2028
	5/21/2019	45,725	12,075	(d)	2.95	5/21/2029
	9/24/2019	25,000	–		5.00	9/24/2029
	6/24/2020	16,000	16,000	(e)	4.98	6/24/2030
	3/30/2021	–	40,000	(f)	4.09	3/30/2031
	9/13/2021	–	12,135	(g)	2.26	9/13/2031

Michael T. Cullen	3/5/2015	80,000	–		3.18	3/5/2025
	12/12/2016	15,000	–		15.10	12/12/2026
	2/27/2018	100,000	–		8.10	2/27/2028
	5/21/2019	127,900	28,200	(h)	2.95	5/21/2029
	9/24/2019	30,000	–		5.00	9/24/2029
	6/24/2020	25,000	25,000	(i)	4.98	6/24/2030
	3/30/2021	–	55,000	(j)	4.09	3/30/2031
	5/25/2021	9,276	3,092	(k)	4.17	5/25/2021

(a)	Scheduled to vest with respect to 53,012 on July 17th in each of 2022 and 2023.
(b)	Scheduled to vest with respect to 56,667 on March 30th in each of 2022, 2023 and 2024.

(c)	Scheduled to vest with respect to 6375 on September 13th in each of 2022, 2023 and 2024.
(d)	Scheduled to vest with respect to 12,075 on May 21, 2022.
(e)	Scheduled to vest with respect to 8,000 on June 24th in each of 2022 and 2023.
(f)	Scheduled to vest with respect to 13,333 on March 30th in each of 2022, 2023 and 2024.
(g)	Scheduled to vest with respect to 4,045 on September 13th in each of 2022, 2023 and 2024.
(h)	Scheduled to vest with respect to 28,200 on May 21, 2022.
(i)	Scheduled to vest with respect to 12,500 on June 24th in each of 2022 and 2023.
(j)	Scheduled to vest with respect to 18,333 on March 30th in each of 2022, 2023 and 2024.
(k)	Scheduled to vest with respect to 3,092 on May 25, 2022.

Cash Incentive Compensation

For 2020 and 2021, the Compensation Committee established performance objectives for each of the Executives based on clinical development and financial milestones. Each Executive’s potential payment upon satisfaction of the objectives was equal to the target set forth in the Executive’s employment agreement as described further below. In the first quarter of 2021, the Compensation Committee determined that all of 2020 objectives were achieved and approved payment at target for each Executive. In the first quarter of 2022, the Compensation Committee determined that Dr. Simpson’s bonus for 2021 was approved for payment at 76.55% of target and Ms. Horvath’s bonus was approved for payment at 82.41% of target. The 2021 incentive was paid in the first quarter of 2022. No cash bonus was paid or will be paid to Dr. Cullen in 2022 as the Company’s plan requires that employees are employed as of the end of the year to be eligible for a bonus.

Employment Agreements

During 2021, we were party to employment agreements with each of the Executives. In addition to the specific terms summarized below, each Executive is eligible to participate in the other compensation and benefit programs generally available to our employees, including our other executive officers, if any. Each such employment agreement also includes customary non-competition and non-solicitation covenants and a requirement that the Executive execute a supplemental agreement regarding confidentiality and assignment of intellectual property.

In accordance with the employment agreements, the base salary of each Executive is reviewed annually by the Compensation Committee of our Board of Directors. Pursuant to the employment agreements, the committee may authorize an increase for the applicable year but may not reduce an Executive’s base salary below its then-current level other than with the Executive’s consent or pursuant to a general wage reduction in respect of substantially all of our executive officers. As discussed above, the Compensation Committee established performance criteria for 2021 and, based upon achievement of those objectives, cash payments were approved and paid in the first quarter of 2022.

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

Former Executive Chairman

Dr. Cullen voluntarily retired from his employment with the Company in May of 2021. Under his employment agreement, Dr. Cullen had been eligible to receive an annual performance-based cash bonus with a target amount equal to no less than 45% of his base salary. Payment of the bonus amount was subject to achievement of metrics to be established by our Board of Directors and his continued employment with the Company through the end of the applicable cash bonus period.

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

Director Compensation

The following table sets forth certain information regarding compensation of the persons who served as non-employee directors during the most recent completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (a) ($)	Option Awards (b) ($)	Total ($)
Michael T. Cullen (c)	39,375	17,998	36,411	93,784
Arthur J. Fratamico (d)	43,752	17,998	36,411	98,161
Jeffrey S. Mathiesen (e)	73,752	17,998	36,411	128,161
Paul W. Schaffer (f)	54,996	17,998	36,411	109,405
D. Robert Schemel (g)	52,500	17,998	36,411	106,909

(a)

The values of stock awards, or restricted stock units, in this table represent the fair value of such awards granted during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions used to determine the valuation of the awards are discussed in Note 9 to our consolidated financial statements, included in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

(b)

The values of option awards in this table represent the fair value of such awards granted during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions used to determine the valuation of the awards are discussed in Note 9 to our consolidated financial statements, included in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

(c)

Dr. Cullen’s non-employee director compensation is also included in the named executive compensation table above. Dr. Cullen held unvested restricted stock units of 2,158 and options to purchase an aggregate of 498,468 shares as of December 31, 2021

(d)	Mr. Fratamico held unvested restricted stock units of 2,158 and options to purchase an aggregate of 57,668 shares as of December 31, 2021.
(e)	Mr. Mathiesen held unvested restricted stock units of 2,158 and options to purchase an aggregate of 80,668 shares as of December 31, 2021.
(f)	Mr. Shaffer held unvested restricted stock units of 2,158 and options to purchase an aggregate of 96,668 shares as of December 31, 2021.
(g)	Mr. Schemel held unvested restricted stock units of 2,158 and options to purchase an aggregate of 80,668 shares as of December 31, 2021.

Directors who are also our employees or who are providing consulting services receive no additional cash compensation for serving on our Board of Directors. Director, Dr. Suzanne Gagnon, was an employee of the Company until her voluntary retirement in July of 2021. At her departure, Dr. Gagnon, became a consultant of the company and as such was not entitled to any additional compensation for serving on the Board of Directors. During 2021, our Company reimbursed non-employee directors for out-of-pocket expenses incurred in connection with attending meetings of our Board of Directors and its committees.

In December 2020, the Compensation Committee approved an update to the compensation of our non-employee directors for 2021. The new program provided cash compensation based on the general responsibilities and committee memberships held by each director. The total annual amounts were paid to directors monthly. In addition, on that same date, the Compensation Committee approved the issuance of restricted stock units (RSUs) to each non-employee director. The number of RSUs granted to each director was 2,875 and they vested in 5 equivalent increments beginning January 2021 through May 2021. In May 2021, the Compensation Committee approved the issuance of RSU’s to each non-employee director. The number of RSUs granted to each director was 4,316 and they are scheduled to vest in 4 equivalent increments beginning August 2021 through May 2022. Also in May 2021, the Compensation Committee approved the issuance of stock options to each non-employee director. The number of RSUs granted to each director was 12,368 and they are scheduled to vest in 4 equivalent increments beginning August 2021 through May 2022.

In February 2022, the Compensation Committee approved an update to the cash compensation for non-employee directors. The revised annual amounts described below were effective January 1, 2022 and will be paid out monthly.

Annual Retainer (all amounts in $)	General		Audit Committee	Nominating & Governance Committee	Compensation Committee
Nonemployee director	40,000		‐	‐	‐
Chairman	32,500	(a)
Lead independent director	22,500	(b)	‐	‐	‐
Committee chair	‐		15,000	7,500	10,000
Committee member	‐		7,500	4,000	5,000

(a)	Paid in addition to nonemployee director retainer.
(b)	Paid in addition to nonemployee director retainer.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table presents the number of shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	2,463,636	(a)	$5.83	1,345,863	(b)
Equity compensation plans not approved by security holders	–		–	–
Total	2,463,636			1,345,863

(a)

Includes 2,239,636 shares underlying common stock options under the 2016 Plan and 224,000 shares underlying common stock options under the 2011 plan. We ceased issuing awards under the 2011 Plan upon stockholder approval of the 2016 plan in 2016.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our outstanding common stock as of March 22, 2021 by (i) each of our named executive officers identified in the Summary Compensation Table below; (ii) each of our directors; (iii) all of our executive officers, directors and director nominees as a group; and (iv) each other beneficial owner of 5% or more of our outstanding common stock. Ownership percentages are based on 13,449,117 shares of common stock outstanding as of the close of business on the same date. Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge and subject to applicable community property laws, each of the holders of stock listed below has sole voting and investment power as to the stock owned unless otherwise noted. The table below includes the number of shares underlying rights to acquire common stock that are exercisable within 60 days from March 22, 2022. Except as otherwise noted below, the address for each director or officer listed in the table is c/o Panbela Therapeutics, Inc., 712 Vista Blvd #305, Waconia, Minnesota 55387.

Name	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares*
Executive Officers and Directors
Michael T. Cullen	928,189	(a)	6.7%
Jennifer K. Simpson	168,539	(b)	1.2%
Susan Horvath	185,422	(c)	1.4%
Arthur J. Fratamico	69,707	(d)	* %
Suzanne Gagnon	434,493	(e)	3.1%
Jeffrey S. Mathiesen	90,859	(f)	* %
Paul W. Schaffer	334,004	(g)	2.5%
D. Robert Schemel	471,691	(h)	3.5%
All directors and current executive officers as a group (8 persons)	2,682,903	(i)	17.8%

Ryan Gilbertson 2012 Irrevocable Family Trust	764,890	(j)	5.6%
8615 Eagle Creek Circle
Savage, Minnesota 55378

*	Less than 1%
(a)

Includes 204,576 shares held by the Cullen Living Trust. 433,710 shares subject to stock options and 70,000 shares subject to warrants. Also includes 3,092 shares subject to options and 1,079 shares underlying RSU’s which will vest the day before the next annual shareholder meeting.

(b)	Includes 1,000 shares indirectly held, 162,691 shares subject to stock options and 2,424 shares subject to warrants.
(c)	Includes 152,134 shares subject to stock options and 19,852 shares subject to warrants.
(d)

Includes 54,576 shares subject to stock options and 2,424 shares subject to warrants. Also includes 3,092 shares subject to options and 1,079 shares underlying RSU’s which will vest the day before the next annual shareholder meeting

(e)	Includes 381,067 shares subject to stock options and 7,142 shares subject to warrants.
(f)	Includes 77,576 shares subject to options Also includes 3,092 shares subject to options and 1,079 shares underlying RSU’s which will vest the day before the next annual shareholder meeting.
(g)

Includes 30,665 shares held by the Paul Shaffer Trust, 93,576 shares subject to stock options and 40,000 shares subject to warrants. Also includes 3,092 shares subject to options and 1,079 shares underlying RSU’s which will vest the day before the next annual shareholder meeting

(h)

Includes 282,654 shares held by spouse, 11,750 shares held by mother over which director holds both voting and depository power but disclaims beneficial ownership and 77,576 shares subject to stock options Also includes 3,092 shares subject to options and 1,079 shares underlying RSU’s which will vest the day before the next annual shareholder meeting.

(i)

Includes 1,4232,905 shares subject to stock options and 141,842 shares subject to warrants. Also includes 15,460 shares subject to options and 5,395 shares underlying RSU’s which will vest the day before the next annual shareholder meeting

(j)	Includes 171,430 shares subject to warrants.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The following is a summary of transactions since January 1, 2020 to which our Company has been a party and in which the amount involved exceeded $113,000, which is approximately 1% of the average of our total assets as of the ends of our last two completed fiscal years, and in which any of our directors, executive officers, or beneficial owners of more than 10% of our capital stock had or will have a direct or indirect material interest, other than the compensation arrangements that are described under the heading “Executive Compensation: Employment Agreements” in Item 11.

Dr. Suzanne Gagnon was the Company’s Chief Medical Officer until her retirement in July of 2021. Dr. Gagnon remains a member of our Board of Directors. We were party to an employment agreement with Dr. Gagnon in substantially the same form as the employment agreements with the Executives described above under the heading “Executive Compensation: Employment Agreements” in Item 11. Dr. Gagnon was eligible to participate in the other compensation and benefit programs generally available to our employees. Her employment agreement also included customary confidentiality, non-competition and non-solicitation covenants. Under the employment agreement in effect through her voluntary retirement, Dr. Gagnon was entitled to receive an annualized base salary $360,000. During 2020 and 2021, Dr. Gagnon received compensation from the Company amounting to $197,800 and $293,500, respectively. In addition, in February 2021, based on the achievement of established metrics for 2020, Dr. Gagnon received a cash bonus of $117,000. No cash bonus was paid or will be paid to Dr. Gagnon in 2022 as the Company’s plan requires that employees are employed as of the end of the year to be eligible for a bonus.

In July 2021, after approval by our Audit Committee, we entered into a consulting contract with Dr. Gagnon. The services to be provided by Dr. Gagnon include her professional support to complete the final study report for the Phase Ia/Ib clinical trial and additional support as a medical consultant for the clinical and administrative teams. The contract provides for a monthly retainer of $14,000 representing approximately eight hours per week for the first three months of the agreement; for the remainder of the term Dr. Gagnon shall be paid $400 per hour for all services provided. The contract will expire in July of 2023 but may be terminated early by either party or extended if mutually agreed upon. For the year ended December 31, 2021 Dr. Gagnon was paid approximately $54,600 in professional consulting fees.

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

Director Independence

The continued listing rules of The Nasdaq Stock Market, LLC (the “Nasdaq Rules”) require that a majority of our Board of Directors be “independent directors” as that term is defined in the Nasdaq Rules. Our Board has determined that each of our non-employee directors, namely Messrs. Fratamico, Mathiesen, Schaffer, and Schemel, are “independent directors.”

Item 14.         Principal Accounting Fees and Services

Audit Fees

Cherry Bekaert LLP (PCAOB ID 00677) served as our independent registered public accounting firm for the years ended December 31, 2021 and 2020. The following table presents the aggregate fees for professional services provided by Cherry Bekaert LLP related to those fiscal years:

	Year Ended
	December 31, 2021	December 31, 2020
Audit Fees (a)	$105,500	$112,000
Audit-Related Fees (b)	2,350	12,950
Total	$107,850	$124,950

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

Pre-approval Policy

The Audit Committee has established a policy governing our use of the services of our independent registered public accountants. Under the policy, the Audit Committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In 2021 and 2020, all fees identified above under the captions “Audit Fees” that were billed by Cherry Bekaert LLP were approved by the Audit Committee in accordance with SEC requirements.

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
2.1

Agreement and Plan of Merger, dated February 21, 2022, by and among Panbela Therapeutics, Inc., Canary Merger Holdings, Inc., Canary Merger Subsidiary I, Inc., Canary Merger Subsidiary II, Inc., Cancer Prevention Pharmaceuticals, Inc., and Fortis Advisors LLC, as Stockholder Representative

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for fiscal year ended December 31, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed December 2, 2020)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to annual report on Form 10-K for fiscal year ended December 31, 2020)
4.2	Form of Common Stock Warrant issued December 2018 and January 2019 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed December 28, 2018)
4.3	Common Stock Warrant issued April 2, 2019 (incorporated by reference to Exhibit 10.3 to quarterly report on Form 10-Q for quarter ended March 31, 2019)
4.4	Form of Common Stock Warrant issued August through October 2019 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed August 29, 2019)
4.5	Form of Warrants issued May 22, June 5, June 15, and June 22, 2020 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 11, 2020)
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 Form S-1 effective August 27, 2020)`
4.7	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 Form S-1 effective August 27, 2020)
4.8	Warrant Agency Agreement with VStock Transfer, LLC dated September 1, 2020 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 1, 2020)

Exhibit No.	Description
10.1	2011 Stock Option Plan, as amended through January 1, 2015 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 11, 2015)
10.2†	Form of Incentive Stock Option Agreement for awards under 2011 Plan (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed September 11, 2015)
10.3†	Form of Non-Qualified Stock Option Agreement for awards under 2011 Plan (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed September 11, 2015)
10.4†	2016 Omnibus Incentive Plan as amended and restated through April 9, 2020 (incorporated by reference to Exhibit 99.1 to current report on Form 8-K filed May 26, 2020)
10.5†	Form of Incentive Stock Option Agreement for awards under 2016 Plan (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for quarter ended June 30, 2016)
10.6†	Form of Non-Qualified Stock Option Agreement for awards under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to quarterly report on Form 10-Q for quarter ended June 30, 2016)
10.7†

Form of Performance-Based Stock Option Agreement for awards under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to annual report on Form 10-K for fiscal year ended December 31, 2016)

10.8†	Form of Indemnification Agreement with non-employee directors (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed September 11, 2015)
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

10.12†	Employment Agreement with Michael T. Cullen, dated December 2, 2015 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed December 4, 2015)
10.13†	First Amendment to Employment Agreement with Michael T. Cullen, dated September 12, 2016 (incorporated by reference to Exhibit 10.17 to registration statement on Form S-1 filed September 16, 2016)
10.14†	Second Amendment to Employment Agreement with Michael T. Cullen, dated October 1, 2017 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 13, 2017)
10.15†

Waiver and Third Amendment to Employment Agreement with Michael T. Cullen, effective as of February 27, 2018 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 5, 2018)

10.16†	Employment Agreement with Suzanne Gagnon, dated December 2, 2015 (incorporated by reference to Exhibit 10.9 to annual report on Form 10-K for fiscal year ended December 31, 2015)
10.17†	First Amendment to Employment Agreement with Suzanne Gagnon, dated September 12, 2016 (incorporated by reference to Exhibit 10.20 to registration statement on Form S-1 filed September 16, 2016)
10.18†	Second Amendment to Employment Agreement with Suzanne Gagnon, dated October 1, 2017 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed October 13, 2017)
10.19†	Waiver and Third Amendment to Employment Agreement with Suzanne Gagnon, effective as of February 27, 2018 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed March 5, 2018)
10.20†	Employment Agreement with Susan Horvath, dated April 17, 2018 (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for quarter ended March 31, 2018)

Exhibit No.	Description
10.21†	Employment agreement with Jennifer K Simpson dated July 15, 2020 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 16, 2020)
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

10.26	Form of Securities Purchase Agreement, dated December 21 and 31, 2018, January 14, 25, and 31, 2019 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed December 28, 2018)
10.27§	Dr. Suzanne Gagnon Consulting Agreement
21.1	List of Subsidiaries
23.1§	Consent of Independent Registered Public Accounting Firm
24.1§	Powers of Attorney
31.1§	Chief Executive Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2§	Chief Financial Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101§

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104§	Cover Page Data File (formatted as inline XBRL and contained in Exhibit 101)

*

Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

†	Management compensatory plan or arrangement required to be filed as an exhibit to this report.
‡	Portions of exhibit omitted pursuant to order granting confidential treatment issued by the Securities and Exchange Commission.
§	Filed herewith
**	Furnished herewith

Item 16.         Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2022.

PANBELA THERAPEUTICS, INC.
By:	/s/ JENNIFER K. SIMPSON
Jennifer K. Simpson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2022.

/s/ JENNIFER K. SIMPSON	/s/ SUSAN HORVATH
Jennifer K. Simpson, President and Chief Executive Officer (Principal Executive Officer)	Susan Horvath, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

*	*
Michael T. Cullen, Chairman and Director	Arthur J. Fratamico, Director

*	*
Suzanne Gagnon, Director	Jeffrey S. Mathiesen, Director

*	*
Paul W. Schaffer, Director	D. Robert Schemel, Director

*         Jennifer K. Simpson, by signing her name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ JENNIFER K. SIMPSON
Jennifer K. Simpson, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Panbela Therapeutics, Inc.

Waconia, MN

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Panbela Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter – Equity-Linked Transactions

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

Critical Audit Matter Description

As disclosed in Notes 4, 8 and 9 to the consolidated financial statements, the Company had various equity-linked transactions, including stock-based compensation, where management evaluated required accounting considerations, significant estimates, and judgements around these instruments.

There is no current observable market for stock option awards and, as such, the Company used the Black-Scholes-Merton model to measure the fair value of the equity-linked instruments. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the accounting and valuations around these transactions.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

●	We obtained an understanding of the Company’s processes and controls in place around equity-linked transactions, including stock-based compensation.
●

We obtained a listing and of all equity-linked transactions, including stock-based compensation, and management’s analysis supporting these transactions. We evaluated the accounting for these based on agreements for these transactions and verified approval by the Board of Directors to ensure these were properly recorded during the year.

●

We evaluated the option price model management selected to determine the fair value, and analyzed the underlying data used to estimate the fair value of the stock option awards. We also recalculated the fair value of each option granted during the year.

We have served as the Company’s auditors since 2014.

/s/ Cherry Bekaert

Tampa, Florida

March 24, 2022

Panbela Therapeutics, Inc.
Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$11,867	$9,022
Prepaid expenses and other current assets	91	412
Income tax receivable	321	323
Total current assets	12,279	9,757
Other noncurrent assets	593	56
Total assets	$12,872	$9,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$640	$554
Accrued expenses	2,020	811
Total current liabilities	2,660	1,365
Total liabilities	2,660	1,365

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of December 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 13,443,722 and 9,664,427 shares issued and outstanding, as of December 31, 2021 and December 31, 2020, respectively	13	10
Additional paid-in capital	66,227	54,848
Accumulated deficit	(56,161)	(46,026)
Accumulated comprehensive income (loss)	133	(384)
Total stockholders' equity	10,212	8,448
Total liabilities and stockholders' equity	$12,872	$9,813

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses:
General and administrative	$4,587	$3,249
Research and development	5,423	2,505
Operating loss	(10,010)	(5,754)

Other (expense) income:
Interest expense	(11)	(17)
Gain on debt forgiveness	-	103
Other (expense) income	(602)	605
Total other (expense) income	(613)	691

Loss before income tax benefit	(10,623)	(5,063)

Income tax benefit	488	295

Net loss	(10,135)	(4,768)
Foreign currency translation adjustment	517	(688)
Comprehensive loss	$(9,618)	$(5,456)

Basic and diluted net loss per share	$(0.87)	$(0.62)
Weighted average shares outstanding - basic and diluted	11,709,035	7,732,882

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at January 1, 2020	6,631	$7	$42,331	$(41,258)	$304	$1,384
Warrants issued for future services	-	-	228	-	-	228
Sale of common stock and warrants	437	-	1,746	-	-	1,746
Public offering - issuance of common stock and warrants	2,545	3	9,218	-	-	9,221
Exercise of warrants for cash	43	-	120	-	-	120
Exercise of warrants, cashless	8	-	-	-	-	-
Stock-based compensation	-	-	1,205	-	-	1,205
Net loss	-	-	-	(4,768)	-	(4,768)
Foreign currency translation adjustment	-	-	-		(688)	(688)
Balance at December 31, 2020	9,664	$10	$54,848	$(46,026)	$(384)	$8,448

Public Offering - Issuance of common stock	3,333	3	9,051	-	-	9,054
Exercise of warrants for cash	229	-	1,041	-	-	1,041
Exercise of warrants, cashless	191	-	-	-	-	-
Vesting of restricted stock	22	-	-	-	-	-
Exercise of options, cashless	4	-	-	-	-	-
Stock-based compensation	-	-	1,287	-	-	1,287
Net loss	-	-	-	(10,135)	-	(10,135)
Foreign currency translation adjustment	-	-	-	-	517	517
Balance at December 31, 2021	13,443	$13	$66,227	$(56,161)	$133	$10,212

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,135)	$(4,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,287	1,205
Forgiveness of Paycheck Protection Program loan	-	(103)
Changes in operating assets and liabilities:
Income tax receivable	51	(2)
Prepaid expenses and other current assets	247	67
Accounts payable	631	(747)
Accrued liabilities	1,215	494
Net cash used in operating activities	(6,704)	(3,854)
Cash flows from investing activities:
Deposits held by Contract Research Organizations	(540)	-
Net cash used in investing activities	(540)	-
Cash flows from financing activities:
Proceeds from sale of common stock and warrants net of offering costs of $2	-	1,746
Proceeds from public offering of common stock and warrants net of underwriters discount and offering costs of $1,165	-	9,335
Proceeds from public offering of common stock net of underwriters discount and offering costs of $946	9,054	-
Proceeds from exercise of warrants	1,041	120
Proceeds from Paycheck Protection Program loan	-	103
Repayments of demand note	-	(743)
Repayments of term debt	-	(117)
Net cash provided by financing activities	10,095	10,444
Effect of exchange rate changes on cash	(6)	(17)
Net change in cash	2,845	6,573
Cash and cash equivalents at beginning of period	9,022	2,449
Cash and cash equivalents at end of period	$11,867	$9,022
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$12	$8
Supplemental disclosure of non-cash transactions:
Warrants issued for future services	$-	$228
Warrants issued to underwriter	$-	$353
Amortization of warrants as offering costs	$-	$114

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.         Business

Panbela Therapeutics, Inc., and its wholly owned subsidiary Panbela Therapeutics Pty Ltd, (collectively “we,” “us,” “our,” and the “Company”) exist for the primary purpose of advancing the commercial development of a proprietary polyamine analogue for pancreatic cancer. We have exclusively licensed the worldwide rights to this compound, which was designated as SBP-101, from the University of Florida Research Foundation, Inc. (“UFRF”). Panbela Therapeutics, Inc. was incorporated under the laws of the State of Delaware on September 21, 2011. Panbela Therapeutics Pty Ltd was established on May 24, 2013 and incorporated under the laws of Australian Securities and Investments Commission.

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

We have incurred losses of $56.2 million since our inception in 2011. For the year ended December 31, 2021, we incurred a net loss and negative cash flows from operating activities of $10.1 million and $6.7 million, respectively. We expect to incur substantial losses for the foreseeable future, which will continue to generate negative net cash flows from operating activities, as we continue to pursue research and development activities and the clinical development of our primary product candidate, SBP-101. As of December 31, 2021, we had cash of $11.9 million, working capital (defined as current assets less current liabilities) of $9.6 million and stockholders’ equity of $10.2 million. The Company’s principal sources of cash have included the issuance of equity securities and convertible debt.

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

December 2021 marked 21 months since the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) a global pandemic. Early in the pandemic, federal, state and local governmental authorities took actions to combat the spread of COVID-19, including through issuances of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, led to significantly reduced economic activity. Vaccines became available at the end of 2020 and distribution in the U.S. accelerated during the first quarter of 2021 and then leveled off in the second quarter. While most state and local authorities have reopened businesses, infection rates increased in the United States and other parts of the world as the result of the delta variant in fall of 2021 and in winter of 2021 infections again increased due to the omicron variant, infection rates are once again decreasing in the first quarter of 2022. The rapid development and uncertainty of the situation continues to preclude any prediction as to the ultimate impact COVID-19 will have on the Company's business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States, Australia and the rest of the world. During the spring of 2020 enrollment in our clinical trial was temporarily paused to allow our clinical sites time to prepare for COVID -19. No disruption occurred as a result of COVID -19 to the treatment of subjects enrolled prior to or after this pause in the study and the study enrollment was completed in December of 2020. During the spring of 2021, the Company also experienced a delay in the manufacturing of the active product substance, which is manufactured in India. There was also a delay in the final manufacturing steps which are completed in the United States, in part related to COVID-19. To date there has been no disruption in supply for our clinical or preclinical testing. In January of 2022, the Company announced the opening of a global randomized Phase II/III clinical trial, which is expected to be conducted in the United States, Europe and Australia. The Company does not expect any disruption to the conduct of this new clinical trial associated with COVID-19. The Company’s administrative operations have been decentralized since inception so the Company experienced no administrative disruptions or additional costs due to the pandemic or related restrictions.

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

On July 2, 2021, the Company completed an underwritten public offering of 3,333,334 shares of common stock at $3.00 per share which resulted in net proceeds of approximately $9.1 million. In the first quarter of 2021, the Company received net proceeds of approximately $1.0 million from the exercise of common stock warrants; a total 228,939 shares of common stock were issued.

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

It is expected that cash will last into the fourth quarter of 2022.

Our future success is dependent upon our ability to obtain additional financing, the success of our development efforts, our ability to demonstrate clinical progress for our SBP-101 product candidate in the United States or other markets and, ultimately, our ability to market and sell our SBP-101 product candidate. If we are unable to obtain additional financing when needed, if our clinical trials are not successful, if we are unable to obtain marketing approval, we would not be able to continue as a going concern and would be forced to cease operations and liquidate our company. There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, or at all. The sale of additional equity securities or convertible debt would likely result in dilution to our current stockholders.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. Cash is deposited in demand accounts at commercial banks. At times, such deposits may be in excess of insured limits. As of December 31, 2021, $11.6 million of the Company’s cash was in excess of insured limits. The Company has not experienced any losses on its deposits of cash.

Cash and cash equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less.

Other non-current assets

Other noncurrent assets are comprised primarily of long-term deposits with contract research organizations (“CROs”). These amounts are recognized as operating expenses or research and development expense as the trial is completed.

Research and development costs

Research and development costs include expenses incurred in the conduct of our Phase I and Phase II/III human clinical trials, for third-party service providers performing various testing and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of the SBP-101 compound for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our SBP-101 product candidate; personnel costs, including salaries, benefits and share-based compensation; and costs to license and maintain our licensed intellectual property.

We charge research and development costs, including clinical trial costs, to expense when incurred. Our human clinical trials are performed at clinical trial sites and are administered jointly by us with assistance from CROs. Costs of setting up clinical trial sites are accrued upon execution of the study agreement. Expenses related to the performance of clinical trials generally are accrued based on contracted amounts and the achievement of agreed upon milestones, such as site openings, patient enrollment, patient follow-up, etc. We monitor levels of performance under each significant contract, including the extent of patient enrollment and other activities through communications with the clinical trial sites and CROs, and adjust the estimates, if required, on a quarterly basis so that clinical expenses reflect the actual effort expended at each clinical trial site and by each CRO.

We expense costs associated with obtaining licenses for patented technologies when it is determined there is no alternative future use of the intellectual property subject to the license.

Clinical Trial Accruals

Costs for preclinical studies and clinical trial activities are recognized based on an evaluation of the vendors’ progress towards completion of specific tasks, using data such as clinical site activations, patient enrollment or information provided to the Company by its vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services are performed. The Company determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion, or the services completed. The Company’s estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates, for each of the jurisdictions in which the Company operates, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2021 and 2020. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations and Comprehensive Loss.

Foreign currency translation

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Pty Ltd are translated into U.S. dollars at period-end exchange rates. Expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive gain (loss) in the Consolidated Statements of Operations and Comprehensive Loss. During the years ended December 31, 2021 and 2020, any reclassification adjustments from accumulated other comprehensive gain to operations were inconsequential.

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

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	December 31,
	2021	2020
Employee and non-employee stock options	2,463,636	2,137,499
Restricted stock units	10,790	11,500
Common stock issuable under common stock purchase warrants	5,109,501	6,556,468
	7,583,927	8,705,467

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is evaluating the impact of this ASU and believes it will not have a significant impact on its consolidated financial statements.

5.         Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Clinical trial and related expenses	$992	$186
Incentive compensation	434	497
Professional services	235	98
Other	359	30
Total accrued liabilities	$2,020	$811

6.         Indebtedness

PPP loan

On May 1, 2020, the Company applied for and received funding for a loan of approximately $103,000 provided by the US Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which is part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”), enacted on March 27, 2020. Under the terms of the SBA PPP Loan, up to 100% of the principal and accrued interest may be forgiven if certain criteria are met and the loan proceeds are used for qualifying expenses such as payroll costs, benefits, rent, and utilities as described in the CARES Act. Effective December 30, 2020 the Company’s forgiveness application was approved by the SBA and the entire amount of the PPP Loan was forgiven, which has been recorded as Gain on Debt Forgiveness in the accompanying 2020 Statement of Operations and Comprehensive Loss.

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

Consulting agreement

In July 2021, the Company entered into a consulting agreement with a member of the board of directors and paid approximately $54,600 to this related party for services provided during the year ended December 31, 2021.

8.         Stockholders’ Equity

Public offering of common stock

On July 2, 2021, the Company completed an underwritten public offering of 3,333,334 shares of its common stock for a purchase price of $3.00 per share. The gross proceeds from the offering were approximately $10.0 million. The net proceeds, after deducting the underwriters discount and other offering costs were approximately $9.1 million. The securities were offered pursuant to an effective registration statement on Form S-3.

Public offering of common stock and warrants

On September 1, 2020, the Company closed an underwritten public offering of 2,545,454 shares of its common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $4.54. The gross proceeds from the offering were approximately $10.5 million. Approximately $81,000 of the gross proceeds was received from directors and officers of the Company. The net proceeds, after deducting the underwriters discount and other offering costs, were approximately $9.3 million. The securities were offered pursuant to an effective registration statement on Form S-1. In connection with this offering, the Company’s common stock was approved for listing and began trading on the Nasdaq Capital Market on August 28, 2020. As of December 31, 2021, 2,306,516 warrants from this offering remain outstanding. See also Note 3, titled “Liquidity and Management Plans.”

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

Exercise of Warrants to purchase common stock

During the year ended December 31, 2021, the Company issued a total of 228,939 shares of common stock for a total of approximately $1.0 million in proceeds, resulting from exercises of outstanding warrants. Most of the warrants exercised, a total of 223,939, were exercised at $4.54 per share and the shares of common stock were issued pursuant to an effective registration on Form S-1. During the same period, the Company issued an additional 190,588 shares of common stock resulting from the net, cashless, exercise of outstanding warrants to purchase 536,140 shares. Warrants to purchase a total of 573,339 shares of common stock, all having an exercise price of $5.00 per share, expired during the year ended December 31, 2021. Additionally, warrants to purchase 108,550 shares of common stock, with an exercise price of $15.00 expired during the year ended December 31, 2021.

During the quarter ended December 31, 2020, the Company issued 15,000 shares of common stock for approximately $68,000 in proceeds resulting from the exercise of outstanding warrants. The warrants were exercised at $4.54 per share and the shares of common stock were issued pursuant to an effective registration on Form S-1.

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

Private placements of common stock and warrants

On closings occurring in May and June 2020, the Company issued an aggregate of 437,000 shares of common stock and warrants to purchase an aggregate of up to the same number of additional shares of common stock pursuant to securities purchase agreements. Gross proceeds from the sale was approximately $1.7 million of which approximately $50,000 was received from directors and officers of the Company. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $6.00. See Note 3, titled “Liquidity and Management Plans.

Warrants to purchase common stock issued for future services

On February 21, 2020, the Company issued to a service provider a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $6.49 per share. The fair market value of the warrants issued of approximately $228,000 was capitalized. Approximately one half, or $114,000, was charged against the proceeds received in the public offering of September 1, 2020 and the balance was recorded as general and administrative expense in 2021.

Shares reserved

Shares of common stock reserved for future issuance were as follows as of December 31, 2021:

Stock options outstanding	2,463,636
Restricted stock units outstanding	10,790
Shares available for grant under equity incentive plan	1,345,863
Common shares issuable under outstanding common stock purchase warrants	5,109,501
8,929,790

9.         Stock-Based Compensation

2016 Omnibus Incentive Plan

The. 2016 Omnibus Incentive Plan, as last amended effective April 9, 2020 (the “2016 Plan”), has been approved by our Board of Directors and ratified by our stockholders. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan with an exercise price not less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. Under the 2016 Plan, a total of 3,618,579 shares of common stock have been reserved for issuance. As of December 31, 2021, options to purchase 2,239,636 shares of common stock and 10,790 restricted, unvested shares were outstanding under the 2016 Plan and 1,345,863 shares remained available for future awards.

2011 Stock Option Plan

Prior to approval of the 2016 Plan, stock-based awards were granted under the 2011 Stock Option Plan (the “2011 Plan”). In conjunction with stockholder approval of the 2016 Plan, the Board terminated the 2011 Plan, although awards outstanding under the 2011 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of December 31, 2021, options to purchase 224,000 shares of common stock remained outstanding under the 2011 Plan.

We recognize stock-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2020	1,744,811	$6.53	$1,047,197
Granted	425,648	7.48
Exercised	-	-
Cancelled	(32,360)	2.42
Forfeitures	(600)	15.10

Balance at December 31, 2020	2,137,499	$6.77	$388,461
Granted	554,065	3.86
Exercised	(8,000)	0.88
Cancelled	-	-
Forfeitures	(219,928)	10.27

Balance at December 31, 2021	2,463,636	$5.83	$8,821

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Year ended December 31,
	2021	2020
General and administrative	$1,083	$1,068
Research and development	204	137
Total stock based compensation	$1,287	$1,205

A summary of the status of our unvested shares during the two years ended and as of December 31, 2021 is as follows:

	Shares Under Option	Weighted Average Grant Date Fair Value
Unvested at January 1, 2020	397,875	$2.03
Granted	425,648	5.39
Vested	(322,437)	3.14
Forfeitures	-	-
Unvested at December 31, 2020	501,086	$4.17
Granted	554,065	2.97
Vested	(286,157)	3.61
Forfeitures	(50,000)	2.98
Unvested at December 31, 2021	718,994	$3.39

Information about stock options outstanding, vested and expected to vest as of December 31, 2021, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$1.10			14,000	1.45	$1.100	14,000	1.45
$2.26	-	$2.50	79,225	7.62	$2.310	22,000	2.44
$2.95	-	$4.17	1,207,940	7.45	$3.410	729,695	6.05
$4.50	-	$8.10	687,100	6.69	$6.134	609,600	6.47
$9.99	-	$10.10	266,048	7.93	$9.994	160,024	7.53
$15.10			209,323	4.57	$15.100	209,323	4.57

Totals			2,463,636	7.29	$5.825	1,744,642	6.23

As of December 31, 2021, total compensation expense related to unvested employee stock options not yet recognized was $1.7 million, which is expected to be allocated to expenses over a weighted-average period of 2.2 years.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for options issued by the Company for the years ended December 31, 2021 and 2020:

	2021			2020
Common stock fair value	$2.26	-	4.17	$4.82	-	9.99
Risk-free interest rate	0.79	-	1.08%	0.29	-	0.39%
Expected dividend yield		0			0
Expected Option life(years)	5.30	-	5.75	5.00	-	5.75
Expected stock price volatility		90%			90%

Nonemployee stock-based compensation

We account for stock options granted to nonemployees in accordance with Accounting Standards Update (“ASU”) 2019-07, “Compensation – Stock Compensation (Topic 718). In connection with stock options granted to nonemployees, we recorded $222,000 and $261,000 for nonemployee stock-based compensation during 2021 and 2020, respectively.

Restricted stock units

The number and weighted average grant date fair value of restricted non vested common stock for the most recent completed fiscal years is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Restricted nonvested at January 1, 2020	-	$-
Granted in 2020	11,500	3.45
Vested in 2020	-	-
Restricted nonvested at December 31, 2020	11,500	3.45
Granted in 2021	21,580	4.17
Vested in 2021	(22,290)	3.80
Restricted nonvested at December 31, 2021	10,790	$4.17

As of December 31, 2021, total compensation expense related to unvested restricted stock units not yet recognized was approximately $17,000, which is expected to be allocated to expenses over a weighted-average period of 0.4 years.

Stock compensation expense includes expense related to restricted stock units of approximately $106,000 in 2021.

10.         Income Taxes

We have incurred net operating losses since inception. We have not reflected the benefit of net operating loss carryforwards in the accompanying financial statements and have established a full valuation allowance against our deferred tax assets.

On December 31, 2021 and 2020, the Company had an income tax receivable of approximately $321,000 and $323,000 respectively, comprised of refundable tax incentives related to research and development activities of our subsidiary Panbela Therapeutics Pty Ltd.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as operating losses and tax credit carryforwards.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
Deferred tax assets (liabilities)	2021	2020

Net operating loss carryforwards	$9,986	$7,660
Research credit carryforwards	235	235
Stock-based compensation	1,734	1,498
Other	66	70
Deferred tax assets	12,021	9,463
Valuation allowance	(12,021)	(9,463)
Net deferred tax asset	$-	$-

Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry-forward period. Because of our history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, we have provided a full valuation allowance.

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended December 31,
	2021	2020
Statutory rate	21.0%	21.0%
Permanent differences	2.1	1.7
Change in effective tax rate	(0.4)	-
Valuation allowance	(24.3)	(26.5)
Foreign research incentives	3.1	5.4
Other	1.6	3.8
Effective rate	3.1%	5.4%

Net operating losses and tax credit carryforwards as of December 31, 2021, are as follows:

(In Thousands)	Amount	Expiration Years
Net operating losses--federal	12,958	Expires beginning 2031
2018 to 2021 net operating losses -- federal	12,068	Never expires
Tax credits--federal	235	Beginning 2041

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

The Company is subject to taxation in the United States and Australia. Tax returns for the year ended December 31, 2017 and thereafter are subject to examinations by federal and state tax authorities. Tax returns of Panbela Therapeutics Pty Ltd. for the year ended December 31, 2015 and thereafter are subject to examination by the Australian tax authorities.

11.         Subsequent Events

On February 21, 2022, the Company entered into an agreement and plan of merger pursuant to which it has agreed to acquire Cancer Prevention Pharmaceuticals, Inc. (“CPP”), a private clinical stage company developing therapeutics to reduce the risk and recurrence of cancer and rare diseases, for a combination of stock and future milestone payments. The combined entity will have an expanded pipeline; areas of initial focus include familial adenomatous polyposis (FAP), first-line metastatic pancreatic cancer, neoadjuvant pancreatic cancer, colorectal cancer prevention and ovarian cancer. The combined development programs boast a steady cadence of catalysts with programs ranging from pre-clinical to registration studies.

Under the terms of the agreement and plan of merger, the holders of CPP’s outstanding capital stock immediately prior to the merger will receive shares of common stock of Panbela upon closing of the Mergers. On a pro forma and fully diluted basis, holders of Panbela common stock are expected to own approximately 59% of the post-merger holding company and holders of CPP securities, including converted indebtedness, are expected to beneficially own approximately 41% of post-merger holding company. CPP stockholders will be eligible to receive contingent payments totaling a maximum of $60 million from milestone and royalty payments associated with the potential approval and commercialization of the lead asset.