Form 10-Q
period 2022-03-31
Panbela Therapeutics, Inc.
filed 2022-05-12
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

On May 10, 2022, there were 13,449,117 shares of the registrant’s common stock, par value $0.001, outstanding.

Panbela Therapeutics, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Panbela Therapeutics, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,386	$11,867
Prepaid expenses and other current assets	182	91
Income tax receivable	365	321
Total current assets	7,933	12,279
Deposits held for clinical trial costs	3,155	593
Total assets	$11,088	$12,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,986	$640
Accrued expenses	521	2,020
Total current liabilities	4,507	2,660

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 13,449,117 and 13,443,722 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	66,561	66,227
Accumulated deficit	(59,827)	(56,161)
Accumulated comprehensive (loss) income	(166)	133
Total stockholders' equity	6,581	10,212
Total liabilities and stockholders' equity	$11,088	$12,872

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
General and administrative	$1,796	$1,149
Research and development	2,208	1,099
Operating loss	(4,004)	(2,248)

Other income (expense):
Interest income	1	-
Interest expense	(3)	(3)
Other income (expense)	311	(122)
Total other income (expense)	309	(125)

Loss before income tax benefit	(3,695)	(2,373)

Income tax benefit	29	116

Net loss	(3,666)	(2,257)
Foreign currency translation adjustment	(299)	99
Comprehensive loss	$(3,965)	$(2,158)

Basic and diluted net loss per share	$(0.27)	$(0.23)
Weighted average shares outstanding - basic and diluted	13,445,732	9,887,578

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance as of January 1, 2022	13,443	$13	$66,227	$(56,161)	$133	$10,212
Vesting of restricted stock	6	-	-	-	-	-
Stock-based compensation	-	-	334	-	-	334
Net loss	-	-	-	(3,666)	-	(3,666)
Foreign currency translation adjustment	-	-	-	-	(299)	(299)
Balance as of March 31, 2022	13,449	$13	$66,561	$(59,827)	$(166)	$6,581

	For the Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance as of January 1, 2021	9,664	$10	$54,848	$(46,026)	$(384)	$8,448
Exercise of warrants for cash	229	-	1,042	-	-	1,042
Exercise of warrants, cashless	189	-	-	-	-	-
Vesting of restricted stock	7	-	-	-	-	-
Stock-based compensation	-	-	252	-	-	252
Net loss	-	-	-	(2,257)	-	(2,257)
Foreign currency translation adjustment	-	-	-	-	99	99
Balance as of March 31, 2021	10,089	$10	$56,142	$(48,283)	$(285)	$7,584

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,666)	$(2,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	334	252
Changes in operating assets and liabilities:
Income tax receivable	(33)	(113)
Prepaid expenses and other current assets	(89)	100
Deposits held for clinical trial costs	(2,561)	-
Accounts payable	3,030	334
Accrued liabilities	(1,498)	(281)
Net cash used in operating activities	(4,483)	(1,965)
Cash flows from financing activities:
Proceeds from exercise of stock purchase warrants	-	1,042
Net cash provided by financing activities	-	1,042

Effect of exchange rate changes on cash	2	(1)

Net change in cash	(4,481)	(924)
Cash and cash equivalents at beginning of period	11,867	9,022
Cash and cash equivalents at end of period	$7,386	$8,098

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$3	$3

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Business

Nature of Business

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

We have incurred losses of $59.8 million since our inception in 2011. For the three months ended March 31, 2022, we incurred a net loss of $3.7 million. We also incurred negative cash flows from operating activities of approximately $4.5 million for this period. As we continue to pursue development activities and seek commercialization of, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of March 31, 2022, we had cash of $7.4 million, working capital of $3.4 million, (current assets less current liabilities) and stockholders’ equity of $6.6 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm included a paragraph emphasizing this going concern uncertainty in their audit report regarding our 2021 financial statements dated March 24, 2022. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our SBP-101 product candidate in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our SBP-101 product candidate. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 4 titled “Liquidity and Business Plan.”

March 2022 marked two years since the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) a global pandemic. Early in the pandemic, federal, state and local governmental authorities took actions to combat the spread of COVID-19, including through issuances of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, led to significantly reduced economic activity. Vaccines became available at the end of 2020, and distribution in the United States accelerated during the first quarter of 2021 and then leveled off in the second quarter. In the fall of 2021, infection rates increased in the United States and other parts of the world as the result of the delta variant, and in winter of 2021, infections again increased due to the omicron variant. In the first quarter of 2022, infection rates decreased. The rapid development and uncertainty of the situation continues to preclude any prediction as to the ultimate impact COVID-19 will have on the Company's business, financial condition, results of operations and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States, Australia, Europe and the rest of the world. During the spring of 2021, the Company also experienced a delay in the manufacturing of the active product substance, which is manufactured in India. There was also a delay in the final manufacturing steps which are completed in the United States, in part related to COVID-19. To date there has been no disruption in supply for our clinical or preclinical testing. In January of 2022, the Company announced the opening of a global randomized Phase II/III clinical trial, which is expected to be conducted in the United States, Europe and Australia. The Company does not expect any disruption to the conduct of this new clinical trial associated with COVID-19. The Company’s administrative operations have been decentralized since inception so the Company experienced no administrative disruptions or additional costs due to the pandemic or related restrictions.

3.	Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2021 was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in our most recent filed Annual Report on Form 10-K and our subsequent filings with the SEC. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

4.	Liquidity and Business Plan

We will need to raise additional capital to support our current business plans. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk would increase if our clinical data were not positive or economic and market conditions deteriorate.

On July 2, 2021, the Company completed an underwritten public offering of 3,333,334 shares of common stock at $3.00 per share which resulted in net proceeds of approximately $9.1 million. In the first quarter of 2021, the Company received net proceeds of approximately $1.0 million from the exercise of common stock warrants; a total 228,939 shares of common stock were issued.

Our future success is dependent upon our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for SBP-101 in the United States or other markets and ultimately our ability to market and sell our SBP-101 product candidate. If we are unable to obtain additional financing when needed, if our clinical trials are not successful or if we are unable to obtain marketing approval, we would not be able to continue as a going concern and would be forced to cease operations and liquidate our company.

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

All material CRO contracts are terminable by us upon written notice, and we are generally only liable for actual effort expended by the CROs and certain non-cancelable expenses incurred at any point of termination.

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

Foreign currency translation adjustments

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Australia Pty Ltd, are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity. During the three-month periods ended March 31, 2022 and 2021, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

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

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of the dates indicated:

	March 31,
	2022	2021
Employee and non-employee stock options	2,444,136	2,385,871
Restricted stock units	5,395	4,600
Common stock issuable under common stock purchase warrants	5,109,501	5,710,190
	7,559,032	8,100,661

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. The Company has adopted the ASU for the year ended December 31, 2022. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company has determined that the impact this ASU will have on its consolidated financial statements is not material.

6.	Stockholders’ Equity

Proposed Acquisition

On February 21, 2022, the Company entered into an agreement and plan of merger pursuant to which it has agreed to acquire Cancer Prevention Pharmaceuticals, Inc. (“CPP”), a private clinical stage company developing therapeutics to reduce the risk and recurrence of cancer and rare diseases, for a combination of stock and future milestone payments. The combined entity will have an expanded pipeline; areas of initial focus include familial adenomatous polyposis, first-line metastatic pancreatic cancer, neoadjuvant pancreatic cancer, colorectal cancer prevention and ovarian cancer. The combined development programs boast a steady cadence of catalysts with programs ranging from pre-clinical to registration studies.

Under the terms of the agreement and plan of merger, the holders of CPP’s outstanding capital stock immediately prior to the merger will receive shares of common stock of Panbela upon closing of the mergers. Panbela stockholders are expected to retain a majority of the outstanding shares of the post-merger holding company. CPP stockholders will be eligible to receive contingent payments totaling a maximum of $60 million from milestone and royalty payments associated with the potential approval and commercialization of the lead asset.

The issuance of shares is subject to shareholder approval and it is expected that the mergers will be completed, if the share issuance is approved, by the end of the second quarter of 2022.

Shares reserved

The following shares of common stock were reserved for future issuance as of the date indicated:

March 31, 2022
Stock options outstanding	2,444,136
Restricted stock units	5,395
Shares available for grant under equity incentive plan	2,019,776
Warrants outstanding	5,109,501
9,578,808

7.	Stock-based Compensation

2016 Omnibus Incentive Plan

The Panbela Therapeutics, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. As of March 31, 2022, options to purchase 2,220,136 shares of common stock and 5,395 restricted stock units, each representing the right to acquire one share of common stock, were outstanding under the 2016 Plan and 2,019,776 shares remained available for future awards.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Panbela Therapeutics, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the original receipt of stockholder approval for the 2016 Plan in May 2016. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. As of March 31, 2022, options to purchase 224,000 shares of common stock remained outstanding under the 2011 Plan. The average remaining life is approximately 2.7 years.

Stock-based Compensation Expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 31, 2022 vest based upon time-based and performance conditions. There was approximately $1.5 million unamortized stock-based compensation expense related to options granted to employees, directors and consultants as of March 31, 2022.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
General and Administrative	$271	$225
Research and Development	63	27
	$334	$252

Details of options available to grant, granted, exercised, cancelled or forfeited during the three months ended March 31, 2022 follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2022	2,463,636	$5.76	$8,821
Additional shares available to grant	-	-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeitures or expirations	(19,500)	14.07
Balance at March 31, 2022	2,444,136	$5.76	$13,300

Information about stock options outstanding, vested and expected to vest as of March 31, 2022, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$1.10			14,000	1.20	$1.100	14,000	1.20
$2.26	-	$2.50	79,225	7.37	$2.310	22,000	1.95
$2.95	-	$4.17	1,207,940	7.20	$3.410	856,821	6.62
$4.50	-	$8.10	687,100	6.44	$6.134	609,600	6.22
$9.99	-	$10.10	262,048	7.80	$9.992	156,024	7.47
$15.10			193,823	4.70	$15.100	193,823	4.70

Totals			2,444,136	7.08	$5.760	1,852,268	6.26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report and other publicly available documents, including any documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, “forward-looking statements,” including within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in the following discussion, the words “anticipates,” “intends,” “believes,” “expects,” “plans,”” seeks,” “estimates,” “likely,” “may,” “would,” “will,” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding (i) our plans to initiate a randomized clinical trial; and (ii) our estimates of additional funds that may be required to complete our development plan and obtain necessary approvals.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially and adversely from the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (i) our lack of diversification and the corresponding risk of an investment in our Company; (ii) potential deterioration of our financial condition and results due to failure to diversify; (iii) our ability to successfully complete acquisitions and integrate operations for new product candidates; (iv) our ability to obtain additional capital, on acceptable terms or at all, required to implement our business plan; (v) final results of our Phase I clinical trial; (vi) progress and success of our randomized Phase II/III clinical trial; (vii) our ability to demonstrate safety and effectiveness of our product candidate; (viii) our ability to obtain regulatory approvals for our product candidate in the United States, the European Union, or other international markets; (ix) the market acceptance and future sales of our product candidate; (x) the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidate; (xi) the rate of progress in establishing reimbursement arrangements with third-party payors; (xii) the effect of competing technological and market developments; (xiii) the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and (xiv) such other factors as discussed in Part I, Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

In August 2015, the Food and Drug Administration (“FDA”) accepted our Investigational New Drug application for our SBP-101 product candidate.

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

In 2018, we began enrolling patients in our second clinical trial, a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of SBP-101 administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in 4 cohorts to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion phase of the trial. Interim results were presented in January of 2022. Best response in evaluable subjects (cohorts 4 and Ib N=29) was a CR in 1 (3%), PR in 13 (45%), SD in 10 (34%) and PD in 5 (17%). One subject did not have post baseline scans with RECIST tumor assessments.

In January of 2022, the Company announced the initiation of a new clinical trial. Referred to as ASPIRE, the trial is a Phase II/III randomized double-blind placebo-controlled trial in combination with gemcitabine and nab-paclitaxel, a standard pancreatic cancer treatment regimen in patients previously untreated for metastatic pancreatic cancer. The trial will be conducted globally at approximately 60 sites in the United States, Europe and Asia - Pacific.

In early April 2022, the Company announced a poster presentation highlighting the results for SBP-101 as a polyamine metabolism modulator in ovarian cancer at the American Association for Cancer Research. The poster concludes that the treatment of C57Bl/6 mice injected with VDID8+ ovarian cancer with SBP-101 significantly prolonged survival and decreased overall tumor burden. The results suggest that SBP-101 may have a role in the clinical management of ovarian cancer, and the Company intends to continue pre-clinical and clinical studies in ovarian cancer.

Additional clinical trials may be required for FDA or other country approvals. The cost and timing of additional clinical trials is highly dependent on the nature and size of the trials.

Pending Acquisition

As previously announced, on February 21, 2022, Panbela entered into a definitive agreement to acquire Cancer Prevention Pharmaceuticals, Inc. (“CPP”), a private clinical stage company developing therapeutics to reduce the risk and recurrence of cancer and rare diseases, for a combination of stock and future milestone payments. The combined entity will have an expanded pipeline; areas of initial focus include familial adenomatous polyposis (FAP), first-line metastatic pancreatic cancer, neoadjuvant pancreatic cancer, colorectal cancer prevention and ovarian cancer. The combined development programs boast a steady cadence of catalysts with programs ranging from pre-clinical to registration studies. The obligations of each of Panbela and CPP to consummate the transactions contemplated by the definitive agreement remain subject to approval of the issuance of securities in the transactions by Panbela’s stockholders, and satisfaction of other customary closing conditions. If approved, the closing is expected to occur in the second quarter of 2022.

Financial Overview

We have incurred losses of $59.8 million since 2011. For the three months ended March 31, 2022, we incurred a net loss of $3.7 million. We also incurred negative cash flows from operating activities of approximately $4.5 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize.

Our cash was approximately $7.4 million and $11.9 million as of March 31, 2022 and December 31, 2021, respectively. A decrease of $4.5 million in cash for the three months ended March 31, 2022 was due to negative cash flow from operations which included $2.6 million to fund long term deposits held by the CRO leading our randomized trial. This cash balance is expected, due to the increased spending on our new randomized clinical trial, to be sufficient to sustain operations into the fourth quarter of 2022.

We will need to raise additional capital to continue our operations and execute our business plan past the fourth quarter of 2022, including completing required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data were not positive or if economic or market conditions deteriorate.

If we are unable to obtain additional financing when needed, we would need to scale back our operations, taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff or staff compensation, significantly modifying or delaying the development of our SBP-101 product candidate, license licensing to third parties the rights to commercialize our SBP-101 product candidate for pancreatic cancer or other applications that we would otherwise seek to pursue, or cease ceasing operations.

The Company has not experienced any significant disruptions to our operations as a result of the COVID-19 pandemic. Recruitment and enrollment in our Phase Ia/Ib trial was paused for a brief time in April and May of 2020. Drug product was delayed in early 2022, but we had adequate supply to initiate our randomized Phase II/III clinical trial and experienced no product related disruptions to our clinical trials. The Company was not required to change management practices as it was decentralized prior to the COVID-19 pandemic.

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended March 31,
	2022	2021	Percent Change
Operating Expenses
General and administrative	$1,796	$1,149	56.3%
Research and development	2,208	1,099	100.9%
Total operating expenses	4,004	2,248	78.1%

Other income (expense), net	309	(125)	-347.2%
Income tax benefit	29	116	-75.0%
Net Loss	$(3,666)	$(2,257)	62.4%

Research and development (“R&D”) and general and administrative (“G&A”) expenses include non-cash share-based compensation expense resulting from our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 31, 2022 vest upon performance or time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss:

	Three Months Ended March 31,
	2022	2021
General and administrative	$271	$225
Research and development	63	27
Total Stock based compensation	$334	$252

General and administrative expense

Our G&A expenses increased 56.3% to $1.8 million in the first quarter of 2022, up from $1.1 million in the first quarter of 2021. The increase is primarily associated with legal and other costs associated with the Company’s proposed merger with CPP.

Research and development expense

Our R&D expenses increased 100.9% to $2.2 million in the first quarter of 2022, up from $1.1 million in the first quarter of 2021. The increase is due primarily to increased clinical trial costs related to our new randomized Phase II/III trial in the first quarter of 2022.

Other income (expense), net

Other income, net, was $0.3 million for the three months ended March 31, 2022. Other expense, net, was $0.1 million for the three months ended March 31, 2021. The net income (expense) in both periods is composed primarily of a foreign currency exchange gain (loss) on the intercompany receivable balance.

Income tax benefit

Income tax benefit decreased to $29,000 for the three months ended March 31, 2022 down from $116,000 for the three months ended March 31, 2021. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia, these activities are down significantly as we wrap up the Phase Ia/Ib trial.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2022 and December 31, 2021 and our cash flow data for the three months ended March 31, 2022 and 2021. It is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	March 31, 2022	December 31, 2021
Cash	$7,386	$11,867
Working capital	$3,426	$9,619

Cash Flow Data	Three Months Ended March 31,
	2022	2021
Cash Provided by (Used in):
Operating Activities	$(4,483)	$(1,965)
Financing Activities	-	1,042
Effect of exchange rate changes on cash	2	(1)
Net (decrease) in cash	$(4,481)	$(924)

Working Capital

Our total cash and cash equivalents were $7.4 million and $11.9 million as of March 31, 2022 and December 31, 2021, respectively. We had $4.5 million in current liabilities and working capital of $3.4 million as of March 31, 2022, compared to $2.7 million in current liabilities and working capital of $9.6 million as of December 31, 2021. Working capital is defined as current assets less current liabilities.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $4.5 million in the three months ended March 31, 2022 compared to approximately $2.0 million in the three months ended March 31, 2021. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities. For the quarter ended March 31, 2022, cash used in operating activities also included $2.6 million to fund long term deposits held by the CRO leading our randomized trial.

Net Cash Provided by Financing Activities

No cash was provided by financing activities for the three months ended March 31, 2022 and net cash provided by financing activities was approximately $1.0 million for the three months ended March 31, 2021. The cash provided for the three months ended March 31, 2021 represents the proceeds from the exercise of warrants during the quarter.

Capital Requirements

As we continue to pursue our operations and execute our business plan, including wrapping up our current Phase 1 clinical trial for our initial product candidate, SBP-101, in pancreatic cancer, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

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

●	the impact of the current COVID-19 pandemic on our ability to initiate enrollment in a future clinical trial and to monitor our current clinical trial;

●	the cost to implement development efforts for SBP-101 in ovarian cancer and expand development efforts for assets acquired as the result of the acquisition of CPP;

●	our ability to demonstrate the safety and effectiveness of our SBP-101 product candidate;

●	our ability to obtain regulatory approval of our SBP-101 product candidate in the United States, the European Union or other international markets;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our SBP-101 product candidate;

●	the market acceptance and level of future sales of our SBP-101 product candidate;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments; and

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims.

To date, we have used primarily equity financings and convertible debt to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. As of March 31, 2022, we did not have any existing credit facilities under which we could borrow funds.

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

If we are unable to obtain additional financing when needed, we will likely need to reduce our operations by taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff size or staff compensation, significantly modifying or delaying the development of , licensing rights to third parties, including the right to commercialize for patients with pancreatic cancer, or other applications that we would otherwise seek to pursue, or discontinuing operations entirely.

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

Indebtedness

As of March 31, 2022 and December 31, 2021 we had no debt obligations.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are set forth in the notes accompanying the condensed consolidated financial statements included in this document. The accounting policies and estimates used in preparing our interim fiscal 2022 condensed consolidated financial statements are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description	Manner of Filing
2.1	Agreement and Plan of Merger, dated February 21, 2022, by and among Panbela Therapeutics, Inc., Canary Merger Holdings, Inc., Canary Merger Subsidiary I, Inc., Canary Merger Subsidiary II, Inc., Cancer Prevention Pharmaceuticals, Inc., and Fortis Advisors LLC, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to annual report on Form 10-K for fiscal year ended December 31, 2021).	Incorporated by Reference
3.1	Restated Certificate of Incorporation, as amended through December 2, 2020 (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K for the year ended December 31, 2020).	Incorporated by Reference
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed December 2, 2020).	Incorporated by Reference
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed September 1, 2020).	Incorporated by Reference
4.2	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 Form S-1 effective August 27, 2020).	Incorporated by Reference
4.3	Warrant Agency Agreement with VStock Transfer, LLC dated September 1, 2020 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 1, 2020).	Incorporated by Reference
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
101

Financial statements from the quarterly report on Form 10-Q of Panbela Therapeutics, Inc. for the quarter ended March 31, 2022, formatted in inline XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

Filed Electronically
104	Cover Page Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANBELA THERAPEUTICS, INC.

Date: May 12, 2022	/s/ Jennifer K. Simpson
Jennifer K. Simpson President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 12, 2022	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)