Form 10-Q
period 2022-06-30
Panbela Therapeutics, Inc.
filed 2022-08-15
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission File No.: 001-39468

Panbela Therapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	88-2805017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

On August 12, 2022 there were 20,774,045 shares of the registrant’s common stock, par value $0.001, outstanding.

Panbela Therapeutics, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements.

Panbela Therapeutics, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,530	$11,867
Prepaid expenses and other current assets	567	91
Income tax receivable	359	321
Total current assets	3,456	12,279
Deposits held for clinical trial costs	3,101	593
Total assets	$6,557	$12,872

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,211	$640
Accrued expenses	1,274	2,020
Accrued interest payable	66	-
Notes payable	650	-
Debt, current portion	1,000	-
Total current liabilities	6,201	2,660

Debt, net of current portion	5,194	-
Total non current liabilities	5,194	-

Total liabilities	11,395	2,660

Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 20,774,045 and 13,443,722 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	21	13
Additional paid-in capital	76,451	66,227
Accumulated deficit	(81,957)	(56,161)
Accumulated comprehensive income	647	133
Total stockholders' (deficit) equity	(4,838)	10,212
Total liabilities and stockholders' (deficit) equity	$6,557	$12,872

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$1,258	$1,241	$3,053	$2,391
Research and development	20,028	985	22,236	2,084
Operating loss	(21,286)	(2,226)	(25,289)	(4,475)

Other income (expense):
Interest income	2	-	2	-
Interest expense	(16)	(4)	(20)	(7)
Other expense	(848)	(148)	(536)	(269)
Total other expense	(862)	(152)	(554)	(276)

Loss before income tax benefit	(22,148)	(2,378)	(25,843)	(4,751)

Income tax benefit	18	192	47	308

Net loss	(22,130)	(2,186)	(25,796)	(4,443)
Foreign currency translation adjustment	813	140	514	239
Comprehensive loss	$(21,317)	$(2,046)	$(25,282)	$(4,204)

Basic and diluted net loss per share	$(1.51)	$(0.22)	$(1.84)	$(0.44)
Weighted average shares outstanding - basic and diluted	14,654,102	10,092,995	14,049,910	9,989,705

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands)

(Unaudited)

	For the Six Months Ended June 30, 2022

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	(Deficit) Equity
Balance as of January 1, 2022	13,443	$13	$66,227	$(56,161)	$133	$10,212
Vesting of restricted stock	6	-	-	-	-	-
Stock-based compensation	-	-	334	-	-	334
Net loss	-	-	-	(3,666)	-	(3,666)
Foreign currency translation adjustment	-	-	-	-	(299)	(299)
Balance as of March 31, 2022	13,449	$13	$66,561	$(59,827)	$(166)	$6,581

Issuance of common stock - CPP Acquisition	7,320	8	9,597	-	-	9,605
Vesting of restricted stock	6	-	-	-	-	-
Stock-based compensation	-	-	293	-	-	293
Net loss	-	-	-	(22,130)	-	(22,130)
Foreign currency translation adjustment	-	-	-	-	813	813
Balance as of June 30, 2022	20,775	$21	$76,451	$(81,957)	$647	$(4,838)

	For the Six Months Ended June 30, 2021

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance as of January 1, 2021	9,664	$10	$54,848	$(46,026)	$(384)	$8,448
Exercise of warrants for cash	229	-	1,042	-	-	1,042
Exercise of warrants, cashless	189	-	-	-	-	-
Vesting of restricted stock	7	-	-	-	-	-
Stock-based compensation	-	-	252	-	-	252
Net loss	-	-	-	(2,257)	-	(2,257)
Foreign currency translation adjustment	-	-	-	-	99	99
Balance as of March 31, 2021	10,089	$10	$56,142	$(48,283)	$(285)	$7,584

Exercise of warrants, cashless	2	-	-	-	-	-
Vesting of restricted stock	4	-	-	-	-	-
Stock-based compensation	-	-	364	-	-	364
Net loss	-	-	-	(2,186)	-	(2,186)
Foreign currency translation adjustment	-	-	-	-	140	140
Balance as of June 30, 2021	10,095	$10	$56,506	$(50,469)	$(145)	$5,902

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,796)	$(4,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of in process research and development (IPR&D)	17,737	-
Stock-based compensation	627	616
Non-cash interest expense	13	-
Changes in operating assets and liabilities:
Income tax receivable	(33)	(251)
Prepaid expenses and other current assets	(219)	130
Deposits held for clinical trial costs	(2,561)	-
Accounts payable	2,483	484
Accrued liabilities	(931)	(194)
Net cash used in operating activities	(8,680)	(3,658)
Cash flows from investing activities:
Investment in IPR&D	(659)	-
Cash aquired in merger	4	-
Net cash used in investing activities	(655)	-
Cash flows from financing activities:
Proceeds from exercise of stock purchase warrants	-	1,042
Net cash provided by financing activities	-	1,042

Effect of exchange rate changes on cash	(2)	(1)

Net change in cash	(9,337)	(2,617)
Cash and cash equivalents at beginning of period	11,867	9,022
Cash and cash equivalents at end of period	$2,530	$6,405

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$7	$7

Supplemental Disclosure of non-cash transactions:
Fair value of common stock, stock options and stock warrants issued as consideration for asset acquisition	$9,605	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements

1.         Business

Panbela Therapeutics, Inc. (“Panbela”) and its direct wholly-owned subsidiaries: Panbela Research, Inc. (“Panbela Research”) and Cancer Prevention Pharmaceuticals, Inc. (“CPP”) exist for the primary purpose of developing disruptive therapeutics for the treatment of patients with urgent unmet medical needs. Panbela Therapeutics Pty Ltd is a wholly-owned subsidiary of Panbela Research organized under the laws of Australia. Cancer Prevention has three wholly owned dormant subsidiaries: Cancer Prevention Pharma (Ireland) Limited, Cancer Prevention Pharma Limited, a United Kingdom entity, and Cancer Prevention Pharmaceuticals, LLC, an Arizona limited liability company. Panbela Therapeutics, Inc., together with its direct and indirect subsidiaries is referred to as “we,” “us,” “our,” and the “Company.”

The primary objective of our pipeline is the utilization of pharmacotherapies to reduce or normalize increased disease-associated polyamines using complementary pharmacotherapies. Our lead candidates are ivospemin (SBP-101) for which we have exclusively licensed the worldwide rights to from the University of Florida Research Foundation, Inc., Flynpovi™ a combination of eflornithine (CPP-1X) and sulindac. We have exclusively licensed rights from the Arizona Board of Regents of the University of Arizona to commercialize Flynpovi, these rights are subject to a sublicense agreement to develop and commercialize Flynpovi in North America.

Recent Acquisition of CPP

On June 15, 2022, we completed the previously announced strategic business reorganization and acquisition of CPP pursuant to the agreement and plan of merger, dated as of February 21, 2022 (the “Merger Agreement”), by and among Panbela, CPP, Panbela Research, Canary Merger Subsidiary I, Inc. (“Merger Sub I”), and Canary Merger Subsidiary II, Inc. (“Merger Sub II”). Pursuant to the terms of the Merger Agreement, (i) Merger Sub I, then a wholly-owned subsidiary of Panbela, which was itself a wholly-owned subsidiary of Panbela Research, merged with and into Panbela Research (the “First Merger”), with Panbela Research surviving the First Merger, and (ii) Merger Sub II, then a wholly-owned subsidiary of Panbela, merged with and into CPP (the “Second Merger” and, together with the First Merger, the “Mergers”), with CPP surviving the Second Merger. As a result of the Mergers, each of Panbela Research and CPP became a wholly owned subsidiary of Panbela. In addition, in connection with the consummation of the Mergers, then “Panbela Therapeutics, Inc.” was renamed to “Panbela Research, Inc.” and then “Canary Merger Holdings, Inc.” was renamed to “Panbela Therapeutics, Inc.” See Note 6, “Acquisition,” for additional information.

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

We have incurred losses of $82.0 million since our inception in 2011. For the six months ended June 30, 2022, we incurred a net loss of $25.8 million. Included in the net loss for the six months ended June 30, 2022 was $17.7 million of in process research and development (“IPR&D”) written off as research and development (“R&D”) expense subsequent to the acquisition of CPP. We also incurred negative cash flows from operating activities of approximately $8.7 million for this period. As we continue to pursue development activities and seek commercialization of our lead assets, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of June 30, 2022, we had cash of $2.5 million, negative working capital of $2.7 million (current assets less current liabilities), and stockholders’ deficit of $4.8 million. The Company’s principal sources of cash have historically included the issuance of equity securities and convertible debt. CPP’s principal sources of cash have historically also included issuance of equity securities, convertible debt and additionally development partners.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm included a paragraph emphasizing this going concern uncertainty in their audit report regarding our 2021 financial statements dated March 24, 2022. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our ivospemin (SBP-101), eflornithine (CPP-1X) and eflornithine sachets (CPP-1X-S) product candidates in the United States, Australia, the European Union or other markets, and Flynpovi outside of North America and ultimately our ability to market and sell our product candidates. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 4 titled “Liquidity and Business Plan.”

In March of 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) a global pandemic. Early in the pandemic, federal, state and local governmental authorities took actions to combat the spread of COVID-19, including through issuances of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, led to initially significantly reduced economic activity. Vaccines became available at the end of 2020. Distribution in the United States accelerated during the first quarter of 2021 and then leveled off in the second quarter. In the fall of 2021, infection rates increased in the United States and other parts of the world as the result of the Delta variant. In winter of 2021, the Omicron variant caused another increase in infections. In the second quarter of 2022, infection rates were decreasing. The development and uncertainty of the situation continues to preclude any prediction as to the ultimate impact of COVID-19 on the Company’s business, financial condition, results of operations and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States, Australia, Europe and the rest of the world. During the spring of 2021, the Company experienced a delay in the manufacturing of the active product substance, which is manufactured in India. There was also a delay in the final manufacturing steps which are completed in the United States, in part related to COVID-19. To date neither one of these delays have caused a disruption in supply for our clinical or preclinical testing. In January of 2022, the Company announced the opening of a global randomized clinical trial, which is expected to be conducted in the United States, Europe and Australia. While opening of clinical sites in the US and the rest of the world has been slower than originally anticipated, due in part to resource fatigue in the medical community, the Company does not expect any serious disruption to the conduct of this new clinical trial associated with COVID-19. The Company’s administrative operations have been decentralized since inception of the Company, so the Company experienced no administrative disruptions or additional costs due to the pandemic or related restrictions.

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

Our future success is dependent upon our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for ivospemin (SBP-101), eflornithine (CPP-1X) and eflornithine sachets (CPP-1X-S) in the United States or other markets and Flynpovi outside of the United States and ultimately our ability to market and sell our product candidates. If we are unable to obtain additional financing when needed, if our clinical trials are not successful or if we are unable to obtain marketing approval, we would not be able to continue as a going concern and would be forced to cease operations and liquidate our company.

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

Use of estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties.

Business Combinations and Asset Acquisition

We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values if the acquisition meets the definition of a business combination. If the acquisition does not meet the definition of a business combination, then it is accounted for as an asset acquisition and the purchase consideration is allocated to the acquired assets.

ASC 805 provides a model for determining whether an acquisition represents a business combination. In order to be a business, the integrated set of activities of the acquired entity needs to have an input and a substantive process that together significantly contribute to the ability to create outputs. The acquired entity must also pass the “Screen Test”, which involves determining whether the acquisition represents an in-substance asset acquisition based on whether the fair value of the gross assets acquired is “substantially all” concentrated in a single asset or group of similar assets. This evaluation excludes certain acquired assets such as cash, deferred taxes, and goodwill associated with deferred taxes, but includes all other gross assets, including any consideration transferred in excess of the identified assets.

Research and development costs

Research and development costs include expenses incurred in the conduct of our clinical trials for ivospemin (SBP-101), Flynpovi, eflornithine (CPP-1X) and eflornithine sachets (CPP-1X-S), for third-party service providers performing various testing and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of the ivospemin (SBP-101), eflornithine (CPP-1X) and eflornithine sachets (CPP-1X-S) compounds for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our ivospemin (SBP-101), eflornithine (CPP-1X) and eflornithine sachets (CPP-1X-S) product candidates; personnel costs, including salaries, benefits and share-based compensation; and costs to license and maintain our licensed intellectual property.

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

Research and development costs also include IPR&D. This asset was acquired from the securityholders of CPP and written off to research and development immediately subsequent to the asset acquisition.

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

Foreign currency translation adjustments

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Australia Pty Ltd, are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity. During the three-month periods ended June 30, 2022 and 2021, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

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

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of the dates indicated:

	June 30,
	2022	2021
Employee and non-employee stock options	4,040,890	2,431,911
Restricted stock units	-	21,580
Common stock issuable under common stock purchase warrants	5,447,561	5,109,501
	9,488,451	7,562,992

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

6.         Asset Acquisition

On June 15, 2022, the Company completed the previously announced strategic business reorganization and acquisition of CPP through the Mergers pursuant to the agreement and plan of merger, dated as of February 21, 2022.

Under the terms of the Merger Agreement, the holders of CPP’s outstanding capital stock immediately prior to the Merger received shares of common stock of Panbela upon closing of the Merger. The stockholders of Panbela Research retained a majority of the outstanding shares of Panbela, the post-merger holding company. CPP stockholders will be eligible to receive contingent payments totaling a maximum of $60 million from milestone and royalty payments associated with the potential approval and commercialization of eflornithine, the lead asset.

We performed the “screen test,” to determine if substantially all of the fair value of the gross assets acquired in the Mergers is concentrated in a single identifiable asset or group of similar identifiable assets. CPP’s lead asset, eflornithine in three forms, including Flynpovi (eflornithine (CPP-1X and sulindac), eflornithine (CPP-1X), and eflornithine sachets (CPP-1X-S), were identified as the single identifiable asset consisting of IPR&D. Accordingly, our acquisition of CPP has been recorded as an asset acquisition.

The contract consideration for the assets acquired includes certain contingent consideration which at acquisition date is neither probable of occurring nor reasonably estimable. As such, the value of this contingent consideration has been excluded from the allocation of the purchase price below. Acquisition-related transaction costs incurred have been recorded as additional investment in IPR&D.

The following is a summary of the purchase consideration and the allocation of that purchase consideration in connection with the CPP asset acquisition:

Consideration paid for assets of CPP:

	Shares	Value (in Thousands)

Common stock issued to CPP shareholders	7,319,533	$7,839
Common stock underlying options continued	1,596,754	1,637
Common stock underlying warrants replaced	338,060	128
Total non cash consideration		$9,605
Transaction costs incurred		$659

Total Consideration		$10,264

Assets and liabilities acquired:

In process research and development *	$17,737
Cash	4
Other current assets	230
Accounts payable and accrued expenses	(811)
Accrued interest and notes payable	(6,897)
$10,263

* In accordance with FASB ASC Topic 730  this asset was immediately expensed upon the closing of the merger

7.         Notes Payable

Sucampo Promissory Note

As of June 30, 2022, CPP had a balance outstanding of approximately $6.2 million, representing principal and interest under an amended and restated promissory note (the “Sucampo Note”) issued with an initial principal amount of approximately $6.2 million in favor of Sucampo GmbH dated as of June 15, 2022. The principal balance outstanding under the Sucampo Note bears simple interest at a rate of 5% per annum. All unpaid principal, together with any then unpaid and accrued interest is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31,2023, January 31, 2024, January 31, 2025 and January 31, 2026; and (ii) all remaining principal plus accrued but unpaid interest on or before January 31, 2027. If CPP or its parent, Panbela, receives cash proceeds from any issuance or offering of debt or equity before January 31, 2023, then CPP will be required to make a concurrent mandatory prepayment from such cash proceeds in an amount equal to the lesser of (i) $1.0 million plus all interest accrued but unpaid on the Sucampo Note through the date of payment; and (ii) 10% of such cash proceeds. The amount payable by CPP on January 31, 2023 will be reduced on a dollar-for-dollar basis by the amount of any such prepayment. As of June 30, 2022, the accrued and unpaid interest on this note was approximately $12,000. Panbela has agreed to guarantee CPP’s payment obligations under the Sucampo Note pursuant to a Guaranty dated as of June 15, 2022.

Tillots Promissory Note

As of June 30, 2022, CPP had a balance outstanding of approximately $0.7 million representing principal and interest under an amended promissory note (the “Tillotts Note”) issued with an initial principal amount of approximately $650,000 in favor of Tillotts Pharma AG. The principal balance outstanding under the Tillotts Note bears simple interest at a rate of 5% per annum. All outstanding amounts under the Tillotts Note are scheduled to mature and become payable in full on December 31, 2022. Accrued and unpaid interest as of June 30, 2022 was approximately $54,000.

8.         License Agreement for the Development and Commercialization of Flynpovi

CPP is party to a license agreement with One-Two Therapeutics Assets Limited (“One-Two”) dated July 16, 2021. Under the agreement, One-Two has licensed CPP’s North American development and commercialization rights for Flynpovi. The agreement also calls for CPP to receive a milestone payment upon regulatory approval of Flynpovi by the U.S. Food and Drug Administration (“FDA”) and royalties on net sales of Flynpovi in the licensed territories. Payment of the milestone payment and net sales royalties shall be reduced on a dollar-for-dollar basis by amounts funded by One-Two for One-Two’s direct employee, clinical and regulatory costs associated with any development activities necessary to secure FDA approval. The Company is not responsible for any costs, as they are incurred, associated with the development and regulatory approval of Flynpovi in North America.

9.          Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures certain business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Former Employee Arbitration

CPP terminated its former chief financial officer for cause in November 2020. In November 2021, CPP received a demand for arbitration notice from the former employee disputing the termination for cause. Under a “for cause” termination, CPP had no continuing financial obligation to the former employee beyond those which it paid at separation. Under a “not for cause” termination (which the former employee is contending), CPP would have been obligated to pay his $265,000 annual salary, unused paid time off and offset potential COBRA costs. Per the applicable employment agreement, this dispute is being conducted through the American Arbitration Association. The arbitration process commenced in January 2022 and both parties have requested summary judgment. The Company expects to continue to vigorously defend against the former employee’s claim; however, it is currently unable to determine the ultimate outcome or potential exposure to loss, if any.

License Agreement with the University of Arizona

CPP is party to a license agreement with the Arizona Board of Regents of the University of Arizona (the “University”). Pursuant to an Inter-institutional Agreement, the Regents of the University of California on behalf of the University of California, Irvine, has agreed to license certain patents, provisional patents, clinical trial data and other intellectual property related to the chemoprevention of cancer, the prevention of polyps and other technologies to CPP. The University has the right to administer the joint patent rights held between the University and the University of California, Irvine. The license agreement gives CPP exclusive rights to commercialize products based on the intellectual property. In exchange for the intellectual property, CPP paid the University certain fees and reimbursements of patent costs and granted the university a warrant to acquire shares of CPP. As a result of the Mergers, the warrant was replaced with a warrant to purchase 110,882 shares of common stock of Panbela at a price of $0.28 per share.

CPP also agreed to pay the University additional milestone payments totaling up to $90,000 upon the achievement of certain research, development and regulatory milestones. Future milestone payments are considered to be contingent consideration and will be accrued when probable of being paid. As of June 30, 2022, no milestone payments were probable of being paid.

10.         Stockholders’ Equity

Shares issued to acquire CPP

On June 15, 2022, Panbela acquired CPP, a private clinical stage company developing therapeutics to reduce the risk and recurrence of cancer and rare diseases, via merger for consideration consisting of (a) 6,587,576 shares of common stock, (b) 731,957 shares of common stock that remained subject to a holdback escrow (as defined in the Merger Agreement), (c) replacement options to purchase up to 1,596,754 shares of common stock at a weighted average purchase price of $0.35 per share, and (d) replacement warrants to purchase up to 338,060 shares of common stock at a weighted average purchase price of $4.10 per share.

Shares reserved

The following shares of common stock were reserved for future issuance as of the date indicated:

June 30, 2022
Stock options outstanding	4,040,890
Shares available for grant under equity incentive plan	2,019,776
Warrants outstanding (1)	5,447,561
11,508,227

(1) Weighted average exercise price of $4.56

11.         Stock-based Compensation

2016 Omnibus Incentive Plan

The Panbela Therapeutics, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was originally adopted by our Board of Directors (the “Board”) and approved by our stockholders in 2016 and was later amended and restated by the Board and ratified by our stockholders in 2020. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. The 2016 Plan provides for increases in the number of shares available for awards under the plan on January 1 of each year beginning in 2021 and ending in 2025 in an amount equal to the lesser of (i) 20% of the total number of fully diluted shares (as defined in the 2016 Plan) as of December 31 in the immediately preceding calendar year and (ii) such lesser number of shares as may be determined by the Board. The shares of available for issuance under the 2016 Plan may be treasury shares or authorized but unissued shares. As of June 30, 2022, options to purchase 2,220,136 shares of common stock, each representing the right to acquire one share of common stock, were outstanding under the 2016 Plan, with a weighted average exercise price of $6.04 per share, and the average remaining contractual life was approximately 7 years. As of the same date, 2,019,776 shares remained available for future awards.

2011 Stock Option Plan

Our Board ceased making awards under the Panbela Therapeutics, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the original receipt of stockholder approval for the 2016 Plan. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. As of June 30, 2022, options to purchase 224,000 shares of common stock remained outstanding under the 2011 Plan, with a weighted average exercise price of $2.97 per share, and the average remaining contractual life was approximately 2.5 years.

CPP’s 2010 Equity Incentive Plan

As a result of the Mergers, the Company has assumed all remaining rights and obligations with respect to CPP’s 2010 Equity Incentive Plan (the “CPP Plan”) through the issuance of replacement options. As of June 30, 2022, options to purchase 1,596,794 shares of common stock remained outstanding under the CPP Plan, with a weighted average exercise price of $0.35 per share, and the average remaining contractual life was 7.7 years.

Stock-based Compensation Expense

General and administrative (“G&A”) and research and development expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 30, 2022 are scheduled to vest based upon time-based and performance conditions. There was approximately $2.2 million unamortized stock-based compensation expense related to options granted to employees, directors and consultants as of June 30, 2022.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
General and Administrative	$507	$514
Research and Development	120	102
	$627	$616

Details of options, granted, exercised, cancelled or forfeited during the six months ended June 30, 2022 follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2022	2,463,636	$5.76	$8,821
Granted in connection with merger	1,596,754	0.35
Exercised	-	-
Cancelled	-	-
Forfeitures or expirations	(19,500)	14.07
Balance at June 30, 2022	4,040,890	$3.62	$624,573

Information about stock options outstanding, vested and expected to vest as of June 30, 2022, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.22	-	$1.47	1,610,754	7.63	$0.356	1,610,754	7.63
$2.26	-	$2.50	79,225	7.12	$2.310	22,000	1.70
$2.95	-	$4.17	1,207,940	6.95	$3.410	959,606	6.48
$4.50	-	$8.10	687,100	6.19	$6.134	647,100	6.09
$9.99	-	$10.10	262,048	7.56	$9.992	156,024	7.23
$15.10			193,823	4.45	$15.100	193,823	4.45
Totals			4,040,890	7.15	$3.622	3,589,307	6.82

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially and adversely from the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (i) our ability to obtain additional funding to execute our business and clinical development plans; (ii) progress and success of our clinical development program; (iii) the impact of the current COVID-19 pandemic on our ability to conduct our clinical trials; (iv) our ability to demonstrate the safety and effectiveness of our product candidates: ivospemin (SBP-101) and eflornithine (CPP-1X) (v) our reliance on a third party for the execution of the registration trial for our product candidate Flynpovi; (vi) our ability to obtain regulatory approvals for our product candidates, ivospemin (SBP-101) and eflornithine (CPP-1X) in the United States, the European Union or other international markets; (vii) the market acceptance and level of future sales of our product candidates, ivospemin (SBP-101) and eflornithine (CPP-1X); (viii) the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidates, ivospemin (SBP-101) and eflornithine (CPP-1X); (ix) the rate of progress in establishing reimbursement arrangements with third-party payors; (x) the effect of competing technological and market developments; (xi) the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and (xii) such other factors as discussed in Part I, Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

Overview

Panbela Therapeutics, Inc. (“Panbela” and together with its direct and indirect subsidiaries, “we,” “us,” “our,” and the “Company”) is a clinical stage biopharmaceutical company developing disruptive therapeutics for the treatment of patients with urgent unmet medical needs.

On June 15, 2022, Panbela completed the previously announced strategic business reorganization and acquisition of Cancer Prevention Pharmaceuticals, Inc. (“CPP”) pursuant to the agreement and plan of merger, dated as of February 21, 2022 (the “Merger Agreement”), by and among Panbela, CPP and Panbela Research, Inc. (formerly known as Panbela Therapeutics, Inc., “Panbela Research”), among others. Pursuant to the terms of the Merger Agreement, (i) Canary Merger Subsidiary I, Inc. (“Merger Sub I”), then a wholly-owned subsidiary of Panbela, which was itself a wholly-owned subsidiary of Panbela Research, merged with and into Panbela Research (the “First Merger”), with Panbela Research surviving the First Merger, and (ii) Canary Merger Subsidiary II, Inc., then a wholly-owned subsidiary of Panbela, merged with and into CPP (the “Second Merger” and, together with the First Merger, the “Mergers”), with CPP surviving the Second Merger. As a result of the Mergers, each of Panbela Research and CPP became a wholly-owned subsidiary of Panbela. In addition, in connection with the consummation of the Mergers, “Panbela Therapeutics, Inc.” was renamed “Panbela Research, Inc.” and “Canary Merger Holdings, Inc.” was renamed “Panbela Therapeutics, Inc.”

Our lead candidates are ivospemin (SBP-101) for which we have exclusively licensed the worldwide rights from the University of Florida Research Foundation, Inc. and Flynpovi (eflornithine (CPP-1X) and Sulindac). Flynpovi is delivered in an oral form. The Company has an exclusive license to commercialize Flynpovi from the Arizona Board of Regents of the University of Arizona.

Ivospemin (SBP-101)

In 2015, the U.S. Food and Drug Administration (“FDA”) accepted our Investigational New Drug (“IND”) application for our ivospemin (SBP-101) product candidate. In May of 2022 we were notified that the United States Adopted Names Council (USAN) had adopted ivospemin as a USAN for SBP-101. After August 1, 2022, the USAN information on ivospemin will be scheduled for posting on the USAN Web site (www.ama-assn.org/go/usan).

We have completed an initial clinical trial of ivospemin (SBP-101) in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase I, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of the Phase I trial. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level. In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the Response Evaluation Criteria in Solid Tumors (“RECIST”), the currently accepted standard for evaluating change in the size of tumors.

In 2018, we began enrolling patients in our second clinical trial, a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of ivospemin (SBP-101) administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in four cohorts to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion phase of the trial. Interim results were presented in January of 2022. Best response in evaluable subjects (cohorts 4 and Ib N=29) was a CR in 1 (3%), PR in 13 (45%), SD in 10 (34%) and PD in 5 (17%). One subject did not have post baseline scans with RECIST tumor assessments. Median Progression Free Survival (“PFS”), now final at 6.5 months may have been negatively impacted by drug dosing interruptions to evaluate potential toxicity. Median overall survival in Cohort 4 + Phase Ib was 12.0 months when data was presented in January 2022 and is now final at 14.6 months. Two patients from cohort 2 have demonstrated long term survival. One at 30.3 months (final data) and one at 33.0 months and still alive. Seven subjects are still alive at this time, one from cohort 2 and six from cohort 4 plus Ib.

In January of 2022, the Company announced the initiation of a new clinical trial. Referred to as ASPIRE, the trial is a randomized double-blind placebo-controlled trial in combination with gemcitabine and nab-paclitaxel, a standard pancreatic cancer treatment regimen in patients previously untreated for metastatic pancreatic cancer. The trial will be conducted globally at approximately 95 sites in the United States, Europe and Asia - Pacific. The company announced the first patient enrolled in the trial in Australia in August of 2022.

While opening of clinical sites in the US and the rest of the world has been slower than originally anticipated, due in part to resource fatigue in the medical community, the Company expects all countries and sites to be open by early 2023.

The trial was originally designed as a phase II/III with a smaller sample size (150) to support the events required for interim analysis based on PFS and a primary endpoint of overall survival. In response to European and FDA regulatory feedback, the study was amended to include the total trial sample size (600) and the design modified to utilize overall survival as the primary endpoint to be examined at interim analysis. PFS will also be analyzed to provide additional efficacy evidence. This amendment was supported by the final data from the phase Ia/b first line metastatic pancreatic trial which completed enrollment in December of 2020. The study will enroll 600 subjects and is anticipated to take 36 months for complete enrollment with the interim analysis available in early 2024.

In early April 2022, the Company announced a poster presentation highlighting the results for ivospemin (SBP-101) as a polyamine metabolism modulator in ovarian cancer at the American Association for Cancer Research Annual Conference The poster concludes that the ivospemin (SBP-101) treatment of C57Bl/6 mice injected with VDID8+ ovarian cancer cells significantly prolonged survival and decreased overall tumor burden. The results suggest that ivospemin (SBP-101) may have a role in the clinical management of ovarian cancer, and the Company intends to continue pre-clinical and clinical studies in ovarian cancer.

Additional clinical trials may be required for FDA or other country approvals. The cost and timing of additional clinical trials are highly dependent on the nature and size of the trials.

Flynpovi (eflornithine (CPP-1X) and sulindac)

In 2009, the FDA accepted our IND application for the combination product, Flynpovi, product candidate.

In a phase III study, the efficacy and safety of the combination of Flynpovi, as compared with either drug eflornithine (CPP-IX) or sulindac alone, in adults with familial adenomatous polyposis (“FAP”) was conducted. A total of 171 patients underwent randomization. Disease progression occurred in 18 of 56 patients (32%) in the Flynpovi, 22 of 58 (38%) in the sulindac group, and 23 of 57 (40%) in the eflornithine (CPP-1X) group, with a hazard ratio of 0.71 (95% confidence interval [CI], 0.39 to 1.32) for Flynpovi as compared with sulindac (P = 0.29) and 0.66 (95% CI, 0.36 to 1.23) for Flynpovi as compared with eflornithine (CPP-1X). In a post-hoc analysis, none of the patients in the combination arm progressed to a need for lower gastrointestinal (“LGI”) surgery for up to 48 months compared with 7 (13.2%) and 8 (15.7%) patients in the sulindac and eflornithine (CPP-1X) arms. These data corresponded to risk reductions for the need for LGI surgery approaching 100% between combination and either monotherapy with HR = 0.00 (95% CI, 0.00–0.48; p = 0.005) for combination versus sulindac and HR = 0.00 (95% CI, 0.00–0.44; p = 0.003) for combination versus eflornithine. Given the statistical significance of the LGI group, a new drug application (“NDA”) was filed with the FDA. As the study failed to meet the primary endpoint, and the NDA was based on the results of an exploratory analysis, a complete response letter was issued. To address this deficiency concern, the Company must submit the results of one or more adequate and well-controlled clinical trials which demonstrate an effect on a clinical endpoint.

In July 2021, CPP entered into a license agreement with One-Two Therapeutics Assets Limited (“One-Two”). Under the license agreement, One-Two has licensed the North American development and commercialization rights for Flynpovi, as described in the Company’s IND application. The Company transferred the IND for the product to the licensing partner as of the date of the agreement. The agreement provided upfront payments which was recognized by CPP in the year ended December 31, 2021. The agreement also calls for CPP to receive a milestone payment upon regulatory approval of Flynpovi by the FDA and royalties on net sales of Flynpovi in the licensed territories. Payment of the milestone payment and net sales royalties shall be reduced on a dollar-for-dollar basis by amounts funded by One-Two for One-Two’s direct costs associated with any development activities necessary to secure FDA approval.

We also have an ongoing double-blind placebo-controlled trial of Flynpovi to prevent recurrence of high risk adenomas and second primary colorectal cancers in patients with stage 0-III colon or rectal cancer, Phase III - Preventing Adenomas of the Colon With Eflornithine and Sulindac (“PACES”). The purpose of this study is to assess whether the combination of eflornithine (CPP-1X) and sulindac (compared to corresponding placebos) has efficacy against colorectal lesions with respect to high-grade dysplasia, adenomas with villous features, adenomas one cm or greater, multiple adenomas, any adenomas >/= 0.3 cm, total advanced colorectal events, or total colorectal events. The PACES trial is funded by the National Cancer Institute (“NCI”) in collaboration with the Southwest Oncology Group (“SWOG”).

Eflornithine (CPP-1X)/eflornithine sachets (CPP-1X-S)

In 2009 and 2018, the FDA accepted our IND applications for eflornithine (CPP-1X).

There are trials evaluating eflornithine sachets (CPP-1X-S) in relapsed refractory neuroblastoma supported by the Children’s Oncology Group (“COG”) /NCI (ongoing) and STK11 mutation patients with non-small cell lung cancer scheduled to begin this year. For eflornithine tablets (CPP-1X), a phase II trial in Type I onset diabetes is scheduled to begin this year in collaboration with Indiana University.

Financial Overview

On June 15, 2022, Panbela acquired CPP, a private clinical stage company developing therapeutics to reduce the risk and recurrence of cancer and rare diseases, via merger for consideration consisting of (a) 6,587,576 shares of common stock, (b) 731,957 shares of common stock that remained subject to a holdback escrow (as defined in the Merger Agreement), (c) replacement options to purchase up to 1,596,754 shares of common stock at a weighted average purchase price of $0.35 per share, and (d) replacement warrants to purchase up to 338,060 shares of common stock at a weighted average purchase price of $4.10 per share, and post-closing contingent payments up to a maximum of $60 million, subject to satisfaction of certain milestones.

The Mergers, which resulted in Panbela Research and CPP becoming wholly owned subsidiaries of Panbela is being accounted for as an asset acquisition. Substantially all of the purchase consideration was used to acquire the single asset, in process research and development (“IPR&D”). At acquisition, IPR&D was valued at approximately 17.1 million. Immediately after the Mergers, an additional $0.6 million of acquisition related expenditures were added to IPR&D and then the full amount of approximately $17.7 million was written off to current period research and development costs.

We have incurred losses of $82.0 million since 2011. For the six months ended June 30, 2022, we incurred a net loss of $25.8 million. Included in the net loss for the first half of the year was the non-cash write off of approximately $17.7 million from IPR&D acquired as a result of the Mergers. We also incurred negative cash flows from operating activities of approximately $8.7 million for six months ended June 30, 2022. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize.

Our cash was approximately $2.5 million and $11.9 million as of June 30, 2022 and December 31, 2021, respectively. A decrease of $9.4 million in cash for the six months ended June 30, 2022 was due to negative cash flow from operations which included $2.6 million to fund long term deposits held by the CRO leading our randomized trial. Ivospemin trial. The cash requirements for CPP operations for the balance of 2022 is not considered to be material. This cash balance is expected, with significant reductions made in our payments to vendors, to last until early in our fourth quarter.

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

If we are unable to obtain additional financing when needed, we would need to scale back our operations, taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff or staff compensation, significantly modifying or delaying the development of our product candidates, licensing to third parties the rights to commercialize our product candidates for pancreatic cancer or other applications that we would otherwise seek to pursue, or ceasing operations.

The Company has not experienced any significant disruptions to our operations as a result of the COVID-19 pandemic. Recruitment and enrollment in our Phase Ia/Ib trial was paused for a brief time in April and May of 2020. Drug product was delayed in early 2022, but we had adequate supply to initiate our randomized clinical trial and experienced no product related disruptions to our clinical trials. While the Company believes that the slower than expected initiation of clinical sites in our current randomized trial may be the result of fatigue in the medical community, plans have been made to still complete the trial within our planned timeline. The Company was not required to change management practices as it was decentralized prior to the COVID-19 pandemic.

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent Change	2022	2021	Percent Change
Operating Expenses
General and administrative	$1,258	$1,241	1.4%	$3,053	$2,391	27.7%
Research and development	20,028	985	1933.3%	22,236	2,084	967.0%
Total operating expenses	21,286	2,226	856.2%	25,289	4,475	465.1%

Other expense, net	(862)	(152)	467.1%	(554)	(276)	100.7%
Income tax benefit	18	192	-90.6%	47	308	-84.7%

Net Loss	$(22,130)	$(2,186)	912.4%	$(25,796)	$(4,443)	480.6%

Research and development (“R&D”) and general and administrative (“G&A”) expenses include non-cash share-based compensation expense resulting from our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 30, 2022 vest upon performance or time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss:

	Six Months Ended June 30,
	2022	2021
General and administrative	$507	$514
Research and development	120	102
Total Stock based compensation	$627	$616

Three months ended June 30, 2022 and June 30, 2021

General and administrative expense

Our G&A expenses increased 1.4% to $1.3 million in the second quarter of 2022, up from $1.2 million in the second quarter of 2021. The increase is primarily associated with legal and other costs associated with the Company’s acquisition of CPP.

Research and development expense

Our R&D expenses increased to $20.0 million in the second quarter of 2022, up from $1.0 million in the second quarter of 2021. Approximately $17.7 million of the increase resulted from the write off of IPR&D. The balance of the increase is due primarily to increased clinical trial costs related to our new ivospemin (SBP-101) randomized trial in the second quarter of 2022.

Other expense, net

Other expense, net, was approximately $0.9 million for the three months ended June 30, 2022 and approximately $0.2 million for the three months ended June 30, 2021. The net expense in both periods is composed primarily of a foreign currency exchange loss on the intercompany receivable balance.

Income tax benefit

Income tax benefit decreased to $18,000 for the three months ended June 30, 2022 down from $192,000 for the three months ended June 30, 2021. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia, these activities are down significantly as we wrap up the Phase Ia/Ib trial.

Six months ended June 30, 2022 and June 30, 2021

General and administrative expense

Our G&A expenses increased 27.7% to $3.0 million in the first half of 2022, up from $2.4 million in the first half of 2021. The increase is primarily associated with legal and other costs associated with the Company’s acquisition or CPP.

Research and development expense

Our R&D expenses increased 967.0% to $22.2 million in the first half of 2022, up from $1.1 million in the first half of 2021. After considering the write off of approximately $17.7million of IPR&D, the remaining increase is due primarily to increased clinical trial costs related to our new ivospemin (SBP-101) randomized trial in the first half of 2022.

Other expense, net

Other expense, net, was approximately $0.6 million and $0.3 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The net expense in both periods is composed primarily of a foreign currency exchange loss on the intercompany receivable balance.

Income tax benefit

Income tax benefit decreased to $47,000 for the six months ended June 30, 2022 down from $308,000 for the six months ended June 30, 2021. The decrease is due to Australian R&D spending being down significantly as we wrap up the Phase Ia/Ib trial.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2022 and December 31, 2021 and our cash flow data for the six months ended June 30, 2022 and 2021. It is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	June 30, 2022	December 31, 2021
Cash	$2,530	$11,867
Working capital	$(2,745)	$9,619

	Six Months Ended June 30,
	2022	2021
Cash Provided by (Used in):
Operating Activities	$(8,680)	$(3,658)
Investing Activities	(655)	-
Financing Activities	-	1,042
Effect of exchange rate changes on cash	(2)	(1)
Net (decrease) in cash	$(9,337)	$(2,617)

Working Capital

Our total cash and cash equivalents were $2.5 million and $11.9 million as of June 30, 2022 and December 31, 2021, respectively. We had $6.2 million in current liabilities and negative working capital of $2.7 million as of June 30, 2022, compared to $2.7 million in current liabilities and working capital of $9.6 million as of December 31, 2021. Working capital is defined as current assets less current liabilities.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $8.7 million in the six months ended June 30, 2022 compared to approximately $3.7 million in the six months ended June 30, 2021. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities. For the six months ended June 30, 2022, cash used in operating activities also included $2.6 million to fund long term deposits held by the CRO leading our randomized trial.

Net Cash Used in Investing Activities

No cash was used in Investing activities for the six months ended June 30, 2022 represents expenditures for closing the acquisition of the CPP IPR&D asset.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was approximately $1.0 million. The cash provided for this period represents the proceeds from the exercise of warrants during the first half.

Capital Requirements

As we continue to pursue our operations and execute our business plan, including expansion of our randomized clinical trial for our product candidate, ivospemin (SBP-101), in pancreatic cancer, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●	the progress of clinical trials required to support our applications for regulatory approvals, including a randomized Phase II/III trial initiated in January of 2022;

●	the impact of the current COVID-19 pandemic on our ability to initiate enrollment in a future clinical trial and to monitor our current clinical trial;

●	the cost to implement development efforts for ivospemin (SBP-101) in ovarian cancer;

●	the cost to expand development efforts for eflornithine (CPP-1X) and eflornithine sachets (CPP-1X-S) acquired as the result of the acquisition of CPP;

●	our ability to demonstrate the safety and effectiveness of our product candidates;

●	our ability to obtain regulatory approval of our product candidates in the United States, the European Union or other international markets;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidates;

●	the market acceptance and level of future sales of our product candidates;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments; and

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims.

To date, we have used primarily equity financings and convertible debt to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. As of June 30, 2022, we did not have any existing credit facilities under which we could borrow funds.

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

If we are unable to obtain additional financing when needed, we will likely need to reduce our operations by taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff size or staff compensation, significantly modifying or delaying the development of, licensing rights to third parties, including the right to commercialize for patients with pancreatic cancer, or other applications that we would otherwise seek to pursue, or discontinuing operations entirely.

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

Our future success is dependent upon our ability to obtain additional financing, the success of our ASPIRE global randomized clinical trial for ivospemin (SBP-101), our ability to obtain marketing approval for SBP-101), eflornithine (CPP-1X) and eflornithine sachets (CPP-1X-S) in the United States, the European Union and other international markets and Flynpovi outside of North America. If we are unable to obtain additional financing when needed, if our ASPIRE clinical trial or additional clinical trials are not successful, if we do not receive regulatory approval or if once these studies are concluded, we do not receive marketing approval for, we would not be able to continue as a going concern and would be forced to cease operations. The interim financial statements included in this report have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

Indebtedness

CPP issued to Sucampo GmbH (“Lender”) an Amended and Restated Promissory Note (the “Note”) on June 15, 2022 for the principal sum of $6,193,836 (the “Principal”). The note bears simple interest on any outstanding Principal at a rate of 5% per annum. All unpaid Principal, together with any then unpaid and accrued interest is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31,2023, January 31, 2024, January 31, 2025 and January 31, 2026; (ii) all remaining Principal plus accrued but unpaid interest on or before January 31, 2027. If CPP or its parent, Panbela, receives cash proceeds from any issuance or offering of debt or equity before January 31, 2023, then CPP shall be required to make a concurrent mandatory prepayment of this note from such cash proceeds in an amount equal to the lesser of (i) $1.0 million plus all interest accrued but unpaid on this note through the date of payment; and (ii) ten percent of such cash proceeds. The amount payable by CPP on January 31, 2023 will be reduced on a dollar-for-dollar basis by the amount of such prepayment.

Also effective on June 15, 2022, Panbela provided a Guarantee of payment in favor of the Lender for the full amount of the Note issued to the Lender.

As of June 30, 2022, CPP has an outstanding and amended promissory note with a former development partner, Tillotts Pharma AG (“Tillotts”). The principal amount on the note is $650,000. Interest accrues at a simple interest rate of 5% per year. The note and accrued but unpaid interest is due on December 31, 2022.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

None.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, other than as set forth below.

Risks Related to Our Business and Financial Position

We are a pre-revenue company with a history of negative operating cash flow.

We have experienced negative cash flows for our operating activities since inception, primarily due to the investments required to commercialize our primary drug candidates, SBP-101 and eflornithine. Our financing cash flows historically have been positive due to proceeds from the sale of equity securities and promissory notes issuances. Our net cash used in operating activities was $6.7 million and $3.9 million for the years ended December 31, 2021 and 2020, respectively, and we had working capital of $9.6 million and $8.4 million as of the same dates, respectively. Working capital is defined as current assets less current liabilities.

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

Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital and will not be sufficient to fund our expected continuing opportunities. While we project that our current capital resources are to fund our operations, including increased clinical trial costs, into early fourth quarter of 2022, we will require additional capital to continue to operate our business and complete our clinical development plans.

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

March of 2022 marked two years since the outbreak of COVID-19, was declared by the World Health Organization to be a pandemic. A pandemic, including COVID-19, or other public health epidemics pose the risk that we or our employees, contractors, suppliers, and other vendors may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. Early in the pandemic we paused enrollment in our Phase Ia/Ib clinical trial for 6 weeks to allow the health care systems involved in the trial time to focus resources on responding to the pandemic. Once enrollment was restarted in May 2020, we experienced no further delays. This delay did not have a material effect on the completion of enrollment or costs of the clinical trial. During the course of the pandemic, health care facilities have limited our ability to conduct on site patient data monitoring for our clinical trial, these visits are now successfully conducted remotely as necessary. We also experienced a delay, a short delay, early in the pandemic, in the manufacturing of our active ingredient and another minor delay in 2021 in the preparation of drug product We believe our supply of drug is adequate and these delays have not caused any disruption in the start of the new Phase II/III clinical trial which we initiated in January of 2022. This new trial has been designed to mitigate any potential effects of Covid-19 on site activations or subject enrollment.

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

The markets for our product candidates are highly competitive and are subject to rapid scientific change, which could have a material adverse effect on our business, results of operations and financial condition.

The pharmaceutical and biotechnology industries in which we compete are highly competitive and characterized by rapid and significant technological change. We face intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Some of these organizations are pursuing products based on technologies similar to our technology. Other of these organizations have developed and are marketing products or are pursuing other technological approaches designed to produce products that are competitive with our product candidates in the therapeutic effect these competitive products have on the diseases targeted by our product candidates. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than any that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product candidates.

Many of our competitors are substantially larger than we are and have greater capital resources, research and development staffs and facilities than we have. In addition, many of our competitors are more experienced in drug discovery, development and commercialization, obtaining regulatory approvals and drug manufacturing and marketing.

We anticipate that the competition with our product candidates and technology will be based on a number of factors including product efficacy, safety, availability and price. The timing of market introduction of our planned future product candidates and competitive products will also affect competition among products. We expect the relative speed with which we can develop our product candidates, complete the required clinical trials, establish strategic partners and supply appropriate quantities of the product candidate for late stage trials, if required, to be important competitive factors. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection in non-U.S. markets, which we currently do not have, or otherwise develop proprietary products or processes and to secure sufficient capital resources for the period between technological conception and commercial sales or out-license to pharmaceutical partners. If we fail to develop and deploy a proposed product candidate in a successful and timely manner, we will in all likelihood not be competitive.

Our lack of diversification increases the risk of an investment in our Company and our financial condition and results of operations may deteriorate if we fail to diversify.

Our Board of Directors has centered our attention on our drug development activities, which are currently focused a limited number of product candidates. Our ability to diversify our investments will depend on our access to additional capital and financing sources and the availability and identification of suitable opportunities.

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

Risks Related to Acquisitions and Integrations

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

Although the Mergers have been completed, integration may be more difficult, costly, or time-consuming than expected, and we may not realize the anticipated benefits of the underlying acquisition.

The anticipated benefits of the combined company, including product candidate diversification and growth, may not be realized fully or at all or may take longer to commercialize than expected and integration may result in additional and unforeseen expenses. An inability to realize the full extent of the anticipated benefits, as well as any delays encountered in the integration process, could have an adverse effect upon our operating results.

In addition, we and CPP operated independently prior to the completion of the Mergers. It is possible that the now-active integration process could result in the loss of one or more key employees, including employees of CPP, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect each company’s ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the Mergers. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period.

We may not have discovered certain liabilities or other matters related to CPP, which may adversely affect the future financial performance of the combined company.

In the course of the due diligence review that we conducted prior to the execution of the merger agreement, we may not have discovered, or may have been unable to properly quantify, certain liabilities of CPP or other factors that may have an adverse effect on the business, results of operations, financial condition, and cash flows of the combined company.

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

Our business depends on the successful development and commercialization of our product candidates. We are currently focused on developing our product candidates, SBP-101 and eflornithine, and are not permitted to market it in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. The process of developing new drugs and/or therapeutic products is inherently complex, unpredictable, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in drugs that will receive regulatory approval and achieve market acceptance. A product candidate that appears to be promising at all stages of development may not reach the market for a number of reasons that may not be predictable based on results and data from the clinical program. A product candidate may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoints even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance.

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

Our ability to commence and complete the planned FAP registration trial depends substantially on a third-party and its resources.

In July 2021, Cancer Prevention licensed the U.S. and Canadian rights to Flynpovi to One-Two Therapeutics Assets Limited (“One-Two”), a private commercial-stage specialty pharma company focused on GI and orphan disease. Under the terms of the license, One-Two is responsible for all costs of development and approval of Flynpovi in North America.  Accordingly, our ability to potentially obtain FDA approval of Flynpovi is dependent on One-Two’s ability to fund and complete the registration trial.  Any failure to obtain regulatory approval of Flynpovi in this context, could significantly limit our ability to obtain milestone payments or generate revenues from Flynpovi.

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

Efforts to control prescription drug prices could also have a material adverse effect on our business. For example, in 2018, President Trump and the Secretary of the U.S. Department of Health and Human Services (“HHS”) released the “American Patients First Blueprint” and have begun implementing certain portions. The initiative includes proposals to increase generic drug and biosimilar competition, enable the Medicare program to negotiate drug prices more directly and improve transparency regarding drug prices and ways to lower consumers’ out-of-pocket costs. The Trump administration also proposed to establish an “international pricing index” that would be used as a benchmark to determine the costs and potentially limit the reimbursement of drugs under Medicare Part B. Among other pharmaceutical manufacturer industry-related proposals, Congress has proposed bills to change the Medicare Part D benefit to impose an inflation-based rebate in Medicare Part D and to alter the benefit structure to increase manufacturer contributions in the catastrophic phase. The volume of drug pricing-related bills has dramatically increased under the current Congress, and the resulting impact on our business is uncertain and could be material.

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
2.1*

Agreement and Plan of Merger, dated February 21, 2022, by and among Panbela Therapeutics, Inc., Canary Merger Holdings, Inc., Canary Merger Subsidiary I, Inc., Canary Merger Subsidiary II, Inc., Cancer Prevention Pharmaceuticals, Inc., and Fortis Advisors LLC, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to annual report on Form 10-K for fiscal year ended December 31, 2021)

Incorporated by Reference
3.1	Amended and Restated Certificate of Incorporation of Panbela Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed June 16, 2022)	Incorporated by Reference
3.2	Bylaws of Panbela Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed June 16, 2022)	Incorporated by Reference
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed September 1, 2020)	Incorporated by Reference
4.2	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 Form S-1 effective August 27, 2020)	Incorporated by Reference
4.3	Warrant Agency Agreement with VStock Transfer, LLC dated September 1, 2020 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 1, 2020)	Incorporated by Reference
10.1	Cancer Prevention Pharmaceuticals, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 on Form 8-K filed June 16, 2022)	Incorporated by Reference
10.2	Form of Stock Option Assumption Notice (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 16, 2022)	Incorporated by Reference
10.3	Form of Replacement Warrant (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed June 16, 2022)	Incorporated by Reference
10.4

Convertible Promissory Note in favor of Sucampo GmbH (f/k/a Sucampo AG), dated as of September 6, 2017, as amended through April 7, 2022 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed June 16, 2022)

Incorporated by Reference
10.5	Guaranty in favor of Sucampo GmbH (f/k/a Sucampo AG), dated June 15, 2022 (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed June 16, 2022)	Incorporated by Reference
10.6

Severance Agreement between Cancer Prevention Pharmaceuticals, Inc. and Jeffrey E. Jacobs, dated June 15, 2022 (incorporated by reference to Exhibit 10.6 to current report on Form 8-K filed June 16, 2022)

Incorporated by Reference
10.7*†	License Agreement, dated June 16, 2021 between Cancer Prevention Pharmaceuticals, Inc. and One-Two Therapeutic Assets Limited	Filed Electronically

Exhibit No.	Description	Manner of Filing
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
101

Financial statements from the quarterly report on Form 10-Q of Panbela Therapeutics, Inc. for the quarter ended June 30, 2022, formatted in inline XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements

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

†	Portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANBELA THERAPEUTICS, INC.

Date: August 15, 2022	/s/ Jennifer K. Simpson
Jennifer K. Simpson President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 15, 2022	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)