Form 10-Q
period 2022-09-30
Panbela Therapeutics, Inc.
filed 2022-11-10
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2022

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

On November 8, 2022 there were 31,711,962 shares of the registrant’s common stock, par value $0.001, outstanding.

Panbela Therapeutics, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Panbela Therapeutics, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$941	$11,867
Prepaid expenses and other current assets	779	91
Income tax receivable	46	321
Total current assets	1,766	12,279
Deposits held for clinical trial costs	3,101	593
Total assets	$4,867	$12,872

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,394	$640
Accrued expenses	758	2,020
Accrued interest payable	150	-
Notes payable	650	-
Debt, current portion	1,000	-
Total current liabilities	7,952	2,660

Debt, net of current portion	5,194	-
Total non current liabilities	5,194	-

Total liabilities	13,146	2,660

Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 20,789,962 and 13,443,722 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	21	13
Additional paid-in capital	76,686	66,227
Accumulated deficit	(86,359)	(56,161)
Accumulated comprehensive income	1,373	133
Total stockholders' (deficit) equity	(8,279)	10,212
Total liabilities and stockholders' (deficit) equity	$4,867	$12,872

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$1,294	$924	$4,349	$3,316
Research and development	2,329	1,286	24,563	3,383
Operating loss	(3,623)	(2,210)	(28,912)	(6,699)

Other income (expense):
Interest income	6	1	10	1
Interest expense	(87)	(2)	(107)	(9)
Other expense	(754)	(335)	(1,293)	(611)
Total other expense	(835)	(336)	(1,390)	(619)

Loss before income tax benefit	(4,458)	(2,546)	(30,302)	(7,318)

Income tax benefit	56	404	104	721

Net loss	(4,402)	(2,142)	(30,198)	(6,597)
Foreign currency translation adjustment	727	327	1,240	566

Comprehensive loss	$(3,675)	$(1,815)	$(28,958)	$(6,031)

Basic and diluted net loss per share	$(0.21)	$(0.16)	$(1.85)	$(0.59)
Weighted average shares outstanding - basic and diluted	20,780,848	13,285,223	16,313,639	11,122,725

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	(Deficit) Equity
Balance as of January 1, 2022	13,443	$13	$66,227	$(56,161)	$133	$10,212
Vesting of restricted stock	6	-	-	-	-	-
Stock-based compensation	-	-	334	-	-	334
Net loss	-	-	-	(3,666)	-	(3,666)
Foreign currency translation adjustment	-	-	-	-	(299)	(299)
Balance as of March 31, 2022	13,449	$13	$66,561	$(59,827)	$(166)	$6,581

Issuance of common stock - CPP Acquisition	7,320	8	9,597	-	-	9,605
Vesting of restricted stock	6	-	-	-	-	-
Stock-based compensation	-	-	293	-	-	293
Net loss	-	-	-	(22,130)	-	(22,130)
Foreign currency translation adjustment	-	-	-	-	812	812
Balance as of June 30, 2022	20,775	$21	$76,451	$(81,957)	$646	$(4,839)

Exercise of options, cashless	15	-	-	-	-	-
Exercise of warrants for cash	1	-	5	-	-	5
Stock-based compensation	-	-	230	-	-	230
Net loss	-	-	-	(4,402)	-	(4,402)
Foreign currency translation adjustment	-	-	-	-	727	727
Balance as of September 30, 2022	20,791	$21	$76,686	$(86,359)	$1,373	$(8,279)

	For the Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance as of January 1, 2021	9,664	$10	$54,848	$(46,026)	$(384)	$8,448
Exercise of warrants for cash	229	-	1,042	-	-	1,042
Exercise of warrants, cashless	189	-	-	-	-	-
Vesting of restricted stock	7	-	-	-	-	-
Stock-based compensation	-	-	252	-	-	252
Net loss	-	-	-	(2,257)	-	(2,257)
Foreign currency translation adjustment	-	-	-	-	99	99
Balance as of March 31, 2021	10,089	$10	$56,142	$(48,283)	$(285)	$7,584

Exercise of warrants, cashless	2	-	-	-	-	-
Vesting of restricted stock	4	-	-	-	-	-
Stock-based compensation	-	-	363	-	-	363
Net loss	-	-	-	(2,199)	-	(2,199)
Foreign currency translation adjustment	-	-	-	-	141	141
Balance as of June 30, 2021	10,095	$10	$56,505	$(50,482)	$(144)	$5,889

Vesting of restricted stock	6	-	-	-	-	-
Public Offering of common stock	3,333	3	9,050	-	-	9,053
Stock-based compensation	-	-	336	-	-	336
Net loss	-	-	-	(2,142)	-	(2,142)
Foreign currency translation adjustment	-	-	-	-	327	327
Balance as of September 30, 2021	13,434	$13	$65,891	$(52,624)	$183	$13,463

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(30,198)	$(6,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of in process research and development (IPR&D)	17,737	-
Stock-based compensation	857	951
Non-cash interest expense	97	-
Changes in operating assets and liabilities:
Income tax receivable	302	(201)
Prepaid expenses and other current assets	(451)	221
Deposits held for clinical trial costs	(2,561)	-
Accounts payable	5,392	873
Accrued liabilities	(1,448)	(264)
Net cash used in operating activities	(10,273)	(5,017)
Cash flows from investing activities:
Investment in IPR&D	(660)	-
Cash acquired in merger	4	-
Net cash used in investing activities	(656)	-

Cash flows from financing activities:
Proceeds from public offering of common stock net of underwriters discount and offering costs of $946	-	9,053
Proceeds from exercise of stock purchase warrants	5	1,042
Net cash provided by financing activities	5	10,095

Effect of exchange rate changes on cash	(2)	(28)

Net change in cash	(10,926)	5,050
Cash and cash equivalents at beginning of period	11,867	9,022
Cash and cash equivalents at end of period	$941	$14,072

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$9	$9

Supplemental Disclosure of non-cash transactions:
Fair value of common stock, stock options and stock warrants issued as consideration for asset acquisition	$9,605	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Business

Panbela Therapeutics, Inc. (“Panbela”) and its direct wholly-owned subsidiaries: Panbela Research, Inc. (“Panbela Research”) Cancer Prevention Pharmaceuticals, Inc. (“CPP”) and Cancer Prevention Pharma (Ireland) Limited exist for the primary purpose of developing disruptive therapeutics for the treatment of patients with urgent unmet medical needs. Panbela Therapeutics Pty Ltd is a wholly-owned subsidiary of Panbela Research organized under the laws of Australia. Cancer Prevention has two wholly owned dormant subsidiaries: Cancer Prevention Pharma Limited, a United Kingdom entity, and Cancer Prevention Pharmaceuticals, LLC, an Arizona limited liability company. Panbela Therapeutics, Inc., together with its direct and indirect subsidiaries is referred to as “we,” “us,” “our,” and the “Company.”

The primary objective of our pipeline is the utilization of pharmacotherapies to reduce or normalize increased disease-associated polyamines using complementary pharmacotherapies. Our lead candidates are ivospemin (SBP-101) for which we have exclusively licensed the worldwide rights to from the University of Florida Research Foundation, Inc. and Flynpovi™ a combination of eflornithine (CPP-1X) and sulindac. We have exclusively licensed rights from the Arizona Board of Regents of the University of Arizona to commercialize Flynpovi, these rights are subject to a sublicense agreement to develop and commercialize Flynpovi in North America.

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

The Company operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the Food and Drug Administration (“FDA”) in the United States, the Therapeutic Goods Administration in Australia, the European Medicines Agency in the European Union, and comparable agencies in other countries. Obtaining approval for a new pharmaceutical product is never certain, may take many years, and is normally expected to involve substantial expenditure.

We have incurred losses of $86.4 million since our inception in 2011. For the nine months ended September 30, 2022, we incurred a net loss of $30.2 million. Included in the net loss for the nine months ended September 30, 2022 was $17.7 million of in-process research and development (“IPR&D”) written off as research and development (“R&D”) expense subsequent to the acquisition of CPP. We also incurred negative cash flows from operating activities of approximately $10.3 million for this period. As we continue to pursue development activities and seek commercialization of our lead assets, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of September 30, 2022, we had cash of $0.9 million, negative working capital of $6.2 million (current assets less current liabilities), and stockholders’ deficit of $8.3 million. The Company’s principal sources of cash have historically included the issuance of equity securities and convertible debt. CPP’s principal sources of cash have historically also included issuance of equity securities, convertible debt and development partners.

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

In March of 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) a global pandemic. Early in the pandemic, federal, state and local governmental authorities took actions to combat the spread of COVID-19, including through issuances of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, led to initially significantly reduced economic activity. Vaccines became available at the end of 2020. Distribution in the United States accelerated during the first quarter of 2021 and then leveled off in the second quarter. In the fall of 2021, infection rates increased in the United States and other parts of the world as the result of the Delta variant. In winter of 2021, the Omicron variant caused another increase in infections. In the third quarter of 2022, infection rates were continuing to decrease. The development and uncertainty of the situation continues to preclude any prediction as to the ultimate impact of COVID-19 on the Company’s business, financial condition, results of operations and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States, Australia, Europe and the rest of the world. During the spring of 2021, the Company experienced a delay in the manufacturing of the active product substance, which is manufactured in India. There was also a delay in the final manufacturing steps which are completed in the United States, in part related to COVID-19. To date, neither one of these delays have caused a disruption in supply for our clinical or preclinical testing. In January of 2022, the Company announced the opening of a global randomized clinical trial, which is expected to be conducted in the United States, Europe and Australia. While opening of clinical sites in the US and the rest of the world has been slower than originally anticipated, due in part to resource fatigue in the medical community, the Company does not expect any serious disruption to the conduct of this new clinical trial associated with COVID-19. The Company’s administrative operations have been decentralized since inception of the Company, so the Company experienced no administrative disruptions or additional costs due to the pandemic or related restrictions.

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

On October 4, 2022, the Company completed a registered public offering of common stock and warrants to purchase shares of common stock for gross proceeds of approximately $6.0 million. See Note 12 for additional information regarding the offering.

We will need to raise additional capital to support our current business plans. We may seek to raise additional funds through various sources, such as equity and debt financing, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk would increase if our clinical data were not positive or economic and market conditions deteriorate.

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

Business Combinations and Asset Acquisition

We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired, and liabilities assumed be recorded at the date of acquisition at their respective fair values if the acquisition meets the definition of a business combination. If the acquisition does not meet the definition of a business combination, then it is accounted for as an asset acquisition and the purchase consideration is allocated to the acquired assets.

ASC 805 provides a model for determining whether an acquisition represents a business combination. In order to be a business, the integrated set of activities of the acquired entity needs to have an input and a substantive process that together significantly contribute to the ability to create outputs. The acquired entity must also pass the “Screen Test” which involves determining whether the acquisition represents an in-substance asset acquisition based on whether the fair value of the gross assets acquired is “substantially all” concentrated in a single asset or group of similar assets. This evaluation excludes certain acquired assets such as cash, deferred taxes, and goodwill associated with deferred taxes, but includes all other gross assets, including any consideration transferred in excess of the identified assets.

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

Research and development costs also include IPR&D. This asset was acquired from the security holders of CPP and written off to research and development immediately subsequent to the asset acquisition.

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

Foreign currency translation adjustments

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Australia Pty Ltd, are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity. During the three-month periods ended September 30, 2022 and 2021, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

Comprehensive loss

Comprehensive loss consists of our net loss and the effects of foreign currency translation.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted average of common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect would be anti-dilutive or reduce a net loss per share. The Company’s potentially dilutive shares, which include outstanding common stock options, and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of the dates indicated:

	September 30,
	2022	2021
Employee and non-employee stock options	4,023,119	2,489,136
Restricted stock units	-	16,185
Common stock issuable under common stock purchase warrants	5,446,561	5,109,501
	9,469,680	7,614,822

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

On June 15, 2022, the Company completed the previously announced strategic business reorganization and acquisition of CPP through the Mergers. Under the terms of the Merger Agreement, the holders of CPP’s outstanding capital stock immediately prior to the Merger received shares of common stock of Panbela upon closing of the Merger. The stockholders of Panbela Research retained a majority of the outstanding shares of Panbela, the post-merger holding company. CPP stockholders will be eligible to receive contingent payments totaling a maximum of $60 million from milestone and royalty payments associated with the potential approval and commercialization of eflornithine, the lead asset.

We performed the “screen test,” to determine if substantially all of the fair value of the gross assets acquired in the Mergers is concentrated in a single identifiable asset or group of similar identifiable assets. CPP’s lead asset, eflornithine in three forms, including Flynpovi (eflornithine (CPP-1X) and sulindac), eflornithine (CPP-1X), and eflornithine sachets (CPP-1X-S), were identified as the single identifiable asset consisting of IPR&D. Accordingly, our acquisition of CPP has been recorded as an asset acquisition.

The contract consideration for the assets acquired includes certain contingent consideration which at the acquisition date is neither probable of occurring nor reasonably estimable. As such, the value of this contingent consideration has been excluded from the allocation of the purchase price below. Acquisition-related transaction costs incurred have been recorded as additional investment in IPR&D.

The following is a summary of the purchase consideration and the allocation of that purchase consideration in connection with the CPP asset acquisition:

	Shares	Value (in thousands)

Common stock issued to CPP shareholders	7,319,533	$7,839
Common stock underlying options continued	1,596,754	1,637
Common stock underlying warrants replaced	338,060	129
Total non cash consideration		$9,605
Transaction costs incurred		$658

Total Consideration		$10,263

Assets and liabilities acquired:

In process research and development *	$17,737
Cash	4
Other current assets	230
Accounts payable and accrued expenses	(811)
Accrued interest and notes payable	(6,897)
$10,263

* In accordance with FASB ASC Topic 730 this asset was immediately expensed upon the closing of the merger.

7.	Notes Payable

Sucampo Promissory Note

As of September 30, 2022, CPP had a balance outstanding of approximately $6.3 million principal and interest under an amended and restated promissory note (the “Sucampo Note”) issued with an initial principal amount of approximately $6.2 million in favor of Sucampo GmbH dated as of June 15, 2022. The principal balance outstanding under the Sucampo Note bears simple interest at a rate of 5% per annum. All unpaid principal, together with any then unpaid and accrued interest is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31,2023, January 31, 2024, January 31, 2025 and January 31, 2026; and (ii) all remaining principal plus accrued but unpaid interest on or before January 31, 2027. If CPP or its parent, Panbela, receives cash proceeds from any issuance or offering of debt or equity before January 31, 2023, then CPP will be required to make a concurrent mandatory prepayment from such cash proceeds in an amount equal to the lesser of (i) $1.0 million plus all interest accrued but unpaid on the Sucampo Note through the date of payment; and (ii) 10% of such cash proceeds. The amount payable by CPP on January 31, 2023 will be reduced on a dollar-for-dollar basis by the amount of any such prepayment. The Company completed an equity raise on October 4, 2022 which then gave rise to an obligation to pay 10% of the $6.0 million gross proceeds or $600,000, which was due by November 4, 2022. As the Company has not yet made this payment as of the date of the filing, the note is in default as of the payment date. While the Company is in negotiation with Sucampo GmbH to defer payment of this obligation into the first quarter of 2023 and cure this default, no guarantees can be made regarding their success. As of September 30, 2022, the accrued and unpaid interest on this note was approximately $90,000. Panbela has agreed to guarantee CPP’s payment obligations under the Sucampo Note pursuant to a Guaranty dated as of June 15, 2022.

Tillotts Promissory Note

As of September 30, 2022, CPP had a balance outstanding of approximately $0.7 million representing principal and interest under an amended promissory note (the “Tillotts Note”) issued with an initial principal amount of approximately $650,000 in favor of Tillotts Pharma AG. The principal balance outstanding under the Tillotts Note bears simple interest at a rate of 5% per annum. All outstanding amounts under the Tillotts Note are scheduled to mature and become payable in full on December 31, 2022. Accrued and unpaid interest as of September 30, 2022 was approximately $60,000.

8.	License Agreement for the Development and Commercialization of Flynpovi

CPP is party to a license agreement with One-Two Therapeutics Assets Limited (“One-Two”) dated as of July 16, 2021. Under the agreement, One-Two has licensed CPP’s North American development and commercialization rights for Flynpovi. The agreement also calls for CPP to receive a milestone payment upon regulatory approval of Flynpovi by the U.S. Food and Drug Administration (“FDA”) and royalties on net sales of Flynpovi in the licensed territories. Payment of the milestone payment and net sales royalties shall be reduced on a dollar-for-dollar basis by amounts funded by One-Two for One-Two’s direct employee, clinical and regulatory costs associated with any development activities necessary to secure FDA approval. The Company is not responsible for any costs, as they are incurred, associated with the development and regulatory approval of Flynpovi in North America.

9.	Commitments and Contingencies

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. The Company insures certain business risks where possible to mitigate the financial impact of individual claims and establishes reserves for an estimate of any probable cost of settlement or other disposition.

Former Employee Arbitration

CPP terminated its former chief financial officer for cause in November 2020. In November 2021, CPP received a demand for arbitration notice from the former employee disputing the termination for cause. Under a “for cause” termination, CPP had no continuing financial obligation to the former employee beyond those which it paid at separation. Under a “not for cause” termination (which the former employee is contending), CPP would have been obligated to pay his $265,000 annual salary, unused paid time off and offset potential COBRA costs. Per the applicable employment agreement, this dispute was conducted through the American Arbitration Association. The arbitration process commenced in January 2022 and both parties requested summary judgment. During the three months ended September 30, 2022, the arbitrator awarded summary judgment in favor of the Company, determining that the termination was for cause and that no continuing financial obligation exists. It was also determined that the former employee will be required to reimburse some portion of the legal fees and costs incurred by the Company.

License Agreement with the University of Arizona

CPP is party to a license agreement with the Arizona Board of Regents of the University of Arizona (the “University”). Pursuant to an Inter-institutional Agreement, the Regents of the University of California on behalf of the University of California, Irvine, has agreed to license certain patents, provisional patents, clinical trial data and other intellectual property related to the chemoprevention of cancer, the prevention of polyps and other technologies to CPP. The University has the right to administer the joint patent rights held between the University and the University of California, Irvine. The license agreement gives CPP exclusive rights to commercialize products based on intellectual property. In exchange for the intellectual property, CPP paid the University certain fees and reimbursements of patent costs and granted the university a warrant to acquire shares of CPP. As a result of the Mergers, the warrant was replaced with a warrant to purchase 110,882 shares of common stock of Panbela at a price of $0.28 per share.

CPP also agreed to pay the University additional milestone payments totaling up to $90,000 upon the achievement of certain research, development and regulatory milestones. Future milestone payments are considered to be contingent consideration and will be accrued when probable of being paid. As of September 30, 2022, no milestone payments were probable of being paid.

10.	Stockholders’ Equity

Shares issued to acquire CPP

On June 15, 2022, Panbela acquired CPP, a private clinical stage company developing therapeutics to reduce the risk and recurrence of cancer and rare diseases, via merger for consideration consisting of (a) 6,587,576 shares of common stock, (b) 731,957 shares of common stock that remained subject to a holdback escrow (as defined in the Merger Agreement), (c) replacement options to purchase up to 1,596,754 shares of common stock at a weighted average exercise price of $0.35 per share, and (d) replacement warrants to purchase up to 338,060 shares of common stock at a weighted average purchase price of $4.10 per share.

Shares reserved

The following shares of common stock were reserved for future issuance as of the date indicated:

September 30, 2022
Stock options outstanding	4,023,119
Shares available for grant under equity incentive plan	2,019,776
Warrants outstanding (1)	5,446,561
11,489,456

(1) Weighted average exercise price of $4.56

11.	Stock-based Compensation

2016 Omnibus Incentive Plan

The Panbela Therapeutics, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was originally adopted by our Board of Directors (the “Board”) and approved by our stockholders in 2016 and was later amended and restated by the Board and ratified by our stockholders in 2020. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. The 2016 Plan provides for increases in the number of shares available for awards under the plan on January 1 of each year beginning in 2021 and ending in 2025 in an amount equal to the lesser of (i) 20% of the total number of fully diluted shares (as defined in the 2016 Plan) as of December 31 in the immediately preceding calendar year and (ii) such lesser number of shares as may be determined by the Board. The shares available for issuance under the 2016 Plan may be treasury shares or authorized but unissued shares. As of September 30, 2022, options to purchase 2,220,136 shares of common stock, each representing the right to acquire one share of common stock, were outstanding under the 2016 Plan, with a weighted average exercise price of $6.04 per share, and the average remaining contractual life was approximately 6.7 years. As of the same date, 2,019,776 shares remained available for future awards.

2011 Stock Option Plan

Our Board ceased making awards under the Panbela Therapeutics, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the original receipt of stockholder approval for the 2016 Plan. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. As of September 30, 2022, options to purchase 224,000 shares of common stock remained outstanding under the 2011 Plan, with a weighted average exercise price of $2.97 per share, and the average remaining contractual life was approximately 2.2 years.

CPP’s 2010 Equity Incentive Plan

As a result of the Mergers, the Company has assumed all remaining rights and obligations with respect to CPP’s 2010 Equity Incentive Plan (the “CPP Plan”) through the issuance of replacement options. As of September 30, 2022, options to purchase 1,578,983 shares of common stock remained outstanding under the CPP Plan, with a weighted average exercise price of $0.35 per share, and the average remaining contractual life was 7.4 years.

Stock-based Compensation Expense

General and administrative (“G&A”) and research and development expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 30, 2022 are scheduled to vest based upon time-based and performance conditions. There was approximately $2.0 million unamortized stock-based compensation expense related to options granted to employees, directors and consultants as of September 30, 2022 which is expected to be recognized over the next 1.8 years.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
General and Administrative	$697	$798
Research and Development	160	153
	$857	$951

Details of options, granted, exercised, cancelled or forfeited during the nine months ended September 30, 2022 follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2022	2,463,636	$5.76	$8,821
Granted in connection with merger	1,596,754	0.35
Exercised	(17,771)	0.22
Cancelled	-	-
Forfeitures or expirations	(19,500)	14.07
Balance at September 30, 2022	4,023,119	$3.64	$70,506

Information about stock options outstanding, vested and expected to vest as of September 30, 2022, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.22	-	$1.47	1,592,983	7.37	$0.358	1,592,983	7.37
$2.26	-	$2.50	79,225	6.87	$2.310	41,075	4.93
2.95	-	$4.17	1,207,940	6.70	$3.410	959,606	6.23
$4.50	-	$8.10	687,100	5.94	$6.134	649,600	5.84
$9.99	-	$10.10	262,048	7.30	$9.992	209,036	7.18
$15.10			193,823	4.20	$15.100	193,823	4.20
Totals			4,023,119	6.88	$3.637	3,646,123	6.59

12.	Subsequent Events

On October 4, 2022, subsequent to the end of the period, the Company completed a registered public offering and issued an aggregate of 7,087,000 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 13,013,000 shares of common stock at an exercise price of $0.001 per shares and warrants to purchase up to an aggregate of 30,150,000 shares of its common stock at an exercise price of $0.30 per share. The securities were issued for a combined offering price of $0.30 per share of common stock and 1.5 warrants, or $0.299 per pre-funded warrant and 1.5 warrants. Net proceeds from the offering totaled approximately $5.2 million.

As of November 8, 2022, an additional 3,385,000 shares of common stock had been issued pursuant to the exercise of pre-funded warrants issued in the offering for gross proceeds of $3,835.

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

In 2018, we began enrolling patients in our second clinical trial, a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of ivospemin (SBP-101) administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in four cohorts to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion phase of the trial. Interim results were presented in January of 2022. Best response in evaluable subjects (cohorts 4 and Ib N=29) was a CR in 1 (3%), PR in 13 (45%), SD in 10 (34%) and PD in 5 (17%). One subject did not have post baseline scans with RECIST tumor assessments. Median Progression Free Survival (“PFS”), now final at 6.5 months may have been negatively impacted by drug dosing interruptions to evaluate potential toxicity. Median overall survival in Cohort 4 + Phase Ib was 12.0 months when data was presented in January 2022 and is now final at 14.6 months. Two patients from cohort 2 have demonstrated long term survival. One at 30.3 months (final data) and one at 33.0 months and still alive at data base lock on March 18, 2022. Seven subjects are still alive at data base lock, one from cohort 2 and six from cohort 4 plus Ib.

In January of 2022, the Company announced the initiation of a new clinical trial. Referred to as ASPIRE, the trial is a randomized double-blind placebo-controlled trial in combination with gemcitabine and nab-paclitaxel, a standard pancreatic cancer treatment regimen in patients previously untreated for metastatic pancreatic cancer. The trial will be conducted globally at approximately 95 sites in the United States, Europe and Asia - Pacific. The company announced the first patient enrolled in the trial in Australia in August of 2022. In September, the company announced that they had obtained regulatory approval to open sites in Spain, France and Italy.

While opening of clinical sites in the US and the rest of the world has been slower than originally anticipated, due in part to resource fatigue in the medical community, the Company expects all countries and sites to be open by early to mid-2023.

The trial was originally designed as a phase II/III with a smaller initial sample size (150) to support the events required for interim analysis based on PFS and a primary endpoint of overall survival. In response to European and FDA regulatory feedback, the study was amended to include the total trial sample size (600) and the design modified to utilize overall survival as the primary endpoint to be examined at interim analysis. PFS will also be analyzed to provide additional efficacy evidence. This amendment was supported by the final data from the phase Ia/b first line metastatic pancreatic trial which completed enrollment in December of 2020. The study will enroll 600 subjects and is anticipated to take 36 months for complete enrollment with the interim analysis available in early 2024.

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

In a phase III study, the efficacy and safety of the combination of eflornithine and sulindac known as Flynpovi, as compared with either drug eflornithine (CPP-IX) or sulindac alone, in adults with familial adenomatous polyposis (“FAP”) was conducted. A total of 171 patients underwent randomization. Disease progression occurred in 18 of 56 patients (32%) in the Flynpovi, 22 of 58 (38%) in the sulindac group, and 23 of 57 (40%) in the eflornithine (CPP-1X) group, with a hazard ratio of 0.71 (95% confidence interval [CI], 0.39 to 1.32) for Flynpovi as compared with sulindac (P = 0.29) and 0.66 (95% CI, 0.36 to 1.23) for Flynpovi as compared with eflornithine (CPP-1X). In a post-hoc analysis, none of the patients in the Flynpovi arm progressed to a need for lower gastrointestinal (“LGI”) surgery for up to 48 months compared with 7 (13.2%) and 8 (15.7%) patients in the sulindac and eflornithine (CPP-1X) arms. These data corresponded to risk reductions for the need for LGI surgery approaching 100% between Flynpovi and either monotherapy with HR = 0.00 (95% CI, 0.00–0.48; p = 0.005) for Flynpovi versus sulindac and HR = 0.00 (95% CI, 0.00–0.44; p = 0.003) for Flynpovi versus eflornithine. Given the statistical significance of the LGI group, a new drug application (“NDA”) was filed with the FDA. As the study failed to meet the primary endpoint, and the NDA was based on the results of an exploratory analysis, a complete response letter was issued. To address this deficiency concern, the Company must submit the results of one or more adequate and well-controlled clinical trials which demonstrate an effect on a clinical endpoint.

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

We also have an ongoing double-blind placebo-controlled trial of Flynpovi to prevent recurrence of high-risk adenomas and second primary colorectal cancers in patients with stage 0-III colon or rectal cancer, Phase III - Preventing Adenomas of the Colon With Eflornithine and Sulindac (“PACES”). The purpose of this study is to assess whether the combination of eflornithine (CPP-1X) and sulindac (compared to corresponding placebos) has efficacy against colorectal lesions with respect to high-grade dysplasia, adenomas with villous features, adenomas one cm or greater, multiple adenomas, any adenomas >/= 0.3 cm, total advanced colorectal events, or total colorectal events. The PACES trial is funded by the National Cancer Institute (“NCI”) in collaboration with the Southwest Oncology Group (“SWOG”).

Eflornithine (CPP-1X)/eflornithine sachets (CPP-1X-S)

In 2009 and 2018, the FDA accepted our IND applications for eflornithine (CPP-1X).

There are trials evaluating eflornithine sachets (CPP-1X-S) in relapsed refractory neuroblastoma supported by the Children’s Oncology Group (“COG”) /NCI (ongoing) and STK11 mutation patients with non-small cell lung cancer scheduled to begin this year. For eflornithine tablets (CPP-1X), a phase II trial in Type I onset diabetes is scheduled to begin this year in collaboration with Indiana University and the Juvenile Diabetes Research Foundation ("JDFR").

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

We have incurred losses of $86.4 million since 2011. For the nine months ended September 30, 2022, we incurred a net loss of $30.2 million. Included in the net loss for the nine months ended September 30, 2022 was the non-cash write off of approximately $17.7 million from IPR&D acquired as a result of the Mergers. We also incurred negative cash flows from operating activities of approximately $10.3 million for the nine months ended September 30, 2022. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize.

Our cash was approximately $0.9 million and $11.9 million as of September 30, 2022 and December 31, 2021, respectively. A decrease of $10.9 million in cash for the nine months ended September 30, 2022 was due to negative cash flow from operations which included $2.6 million to fund long term deposits held by the CRO leading our randomized ivospemin trial. The cash requirements for CPP operations for the balance of 2022 is not considered to be material. In October, subsequent to the end of the period, the Company closed a registered public offering of common stock and warrants which resulted in gross proceeds of approximately $6.0 million. Along with certain cost reduction and cash preservation actions, the net proceeds of the offering of approximately $5.2 million is expected to fund operations into the first quarter of 2023.

We will need to raise additional capital to continue our operations and execute our business plan past the first quarter of 2023, including completing required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data were not positive or if economic or market conditions deteriorate.

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

The Company has not experienced any significant disruptions to our operations as a result of the COVID-19 pandemic. Recruitment and enrollment in our Phase Ia/Ib trial was paused only briefly in the first half of 2020. Drug product was delayed in early 2022, but we had adequate supply to initiate our randomized clinical trial and experienced no product related disruptions to our clinical trials. While the Company believes that the slower than expected initiation of clinical sites in our current randomized trial may be the result of pandemic related fatigue in the medical community, adjustments to the number of sites have been made to complete the trial within our planned timeline. The Company was not required to change management practices as it was decentralized prior to the COVID-19 pandemic.

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percent Change	2022	2021	Percent Change
Operating Expenses
General and administrative	$1,294	$924	40.0%	$4,349	$3,316	31.2%
Research and development	2,329	1,286	81.1%	24,563	3,383	626.1%
Total operating expenses	3,623	2,210	63.9%	28,912	6,699	331.6%

Other expense, net	(835)	(336)	148.5%	(1,390)	(619)	124.6%
Income tax benefit	56	404	-86.1%	104	721	-85.6%

Net Loss	$(4,402)	$(2,142)	105.5%	$(30,198)	$(6,597)	357.8%

Research and development (“R&D”) and general and administrative (“G&A”) expenses include non-cash share-based compensation expense resulting from our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 30, 2022 vest upon performance or time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss:

	Nine Months Ended September 30,
	2022	2021
General and administrative	$697	$798
Research and development	160	153
Total Stock based compensation	$857	$951

Three months ended September 30, 2022 and September 30, 2021

General and administrative expense

Our G&A expenses increased 40% to $1.3 million in the third quarter of 2022, up from $0.9 million in the third quarter of 2021. The increase is primarily due to accounting and other services related to the CPP integration.

Research and development expense

Our R&D expenses increased to $2.3 million in the third quarter of 2022, up from $1.3 million in the third quarter of 2021. The increase is due primarily to increased clinical trial costs related to our new ivospemin (SBP-101) randomized trial in the third quarter of 2022.

Other expense, net

Other expense, net, was approximately $0.8 million for the three months ended September 30, 2022 and approximately $0.3 million for the three months ended September 30, 2021. The net expense in both periods is composed primarily of a foreign currency exchange loss on the intercompany receivable balance.

Income tax benefit

Income tax benefit decreased to $56,000 for the three months ended September 30, 2022 down from $0.4 million for the three months ended September 30, 2021. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia, these activities are down significantly as we wrap up the Phase Ia/Ib trial.

Nine months ended September 30, 2022 and September 30, 2021

General and administrative expense

Our G&A expenses increased 31.2% to $4.3 million in the nine months ended September 30, 2022, up from $3.3 million in the nine months ended September 30, 2021. The increase is primarily associated with legal and other costs associated with the Company’s acquisition of CPP.

Research and development expense

Our R&D expenses increased 626.1% to $24.6 million in the nine months ended September 30, 2022, up from $3.4 million in the same period of 2021. After considering the write off of approximately $17.7 million of IPR&D, the remaining increase is due primarily to increased clinical trial costs related to our ivospemin (SBP-101) randomized trial in the first half of 2022.

Other expense, net

Other expense, net, was approximately $0.6 million and $0.3 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The net expense in both periods is composed primarily of a foreign currency exchange loss on the intercompany receivable balance.

Income tax benefit

Income tax benefit decreased to $104,000 for the nine months ended September 30, 2022 down from $721,000 for the nine months ended September 30, 2021. The decrease is due to Australian R&D spending being down significantly as we wrap up the Phase Ia/Ib trial.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2022 and December 31, 2021 and cash flow data for the nine months ended September 30, 2022 and 2021. It is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	September 30, 2022	December 31, 2021
Cash	$941	$11,867
Working capital	$(6,186)	$9,619

	Nine Months Ended September 30,
	2022	2021
Cash Provided by (Used in):
Operating Activities	$(10,273)	$(5,017)
Investing Activities	(656)	-
Financing Activities	5	10,095
Effect of exchange rate changes on cash	(2)	(28)
Net (decrease) increase in cash	$(10,926)	$5,050

Working Capital

Our total cash and cash equivalents were $0.9 million and $11.9 million as of September 30, 2022 and December 31, 2021, respectively. We had $8.0 million in current liabilities and negative working capital of $6.2 million as of September 30, 2022, compared to $2.7 million in current liabilities and working capital of $9.6 million as of December 31, 2021. Current liabilities increased as of September 30, 2022 versus December 31, 2021 primarily as the result of an increase in vendor balances in accounts payable and the addition of the current portion of CPP debt. We defined working capital as current assets less current liabilities.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $10.3 million in the nine months ended September 30, 2022 compared to approximately $5.0 million in the nine months ended September 30, 2021. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities. For the nine months ended September 30, 2022, cash used in operating activities also included $2.6 million to fund long term deposits held by the CRO leading our randomized trial.

Net Cash Used in Investing Activities

Cash used in Investing activities for the nine months ended September 30, 2022 represents expenditures for closing the acquisition of the CPP IPR&D asset.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was approximately $10.1 million. The cash provided for this period represents the proceeds from the sale of common stock and the exercise of warrants during the period.

Capital Requirements

As we continue to pursue our operations and execute our business plan, including expansion of our randomized clinical trial for our product candidate, ivospemin (SBP-101) in pancreatic cancer, planning for required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

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

To date, we have used primarily equity financings and convertible debt to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. As of September 30, 2022, we did not have any existing credit facilities under which we could borrow funds.

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

Indebtedness

CPP issued to Sucampo GmbH (“Lender”) an Amended and Restated Promissory Note (the “Note”) on June 15, 2022 for the principal sum of approximately $6.2 million (the “Principal”). The note bears simple interest on any outstanding Principal at a rate of 5% per annum. All unpaid Principal, together with any then unpaid and accrued interest is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31,2023, January 31, 2024, January 31, 2025 and January 31, 2026; (ii) all remaining Principal plus accrued but unpaid interest on or before January 31, 2027. If CPP or its parent, Panbela, receives cash proceeds from any issuance or offering of debt or equity before January 31, 2023, then CPP shall be required to make a concurrent mandatory prepayment of this note from such cash proceeds in an amount equal to the lesser of (i) $1.0 million plus all interest accrued but unpaid on this note through the date of payment; and (ii) ten percent of such cash proceeds. The amount payable by CPP on January 31, 2023 will be reduced on a dollar-for-dollar basis by the amount of such prepayment. The Company completed an equity raise on October 4, 2022 which then gave rise to an obligation to pay 10% of the $6.0 million gross proceeds or $600,000, which was due by November 4, 2022. As the Company has not yet made this payment as of the date of the filing, the note is in default as of the payment date. While the Company is in negotiation with Sucampo GmbH to defer payment of this obligation into the first quarter of 2023 and cure the default, no guarantees can be made regarding their success.

As of September 30, 2022, CPP had an outstanding and amended promissory note with a former development partner, Tillotts Pharma AG (“Tillotts”). The principal amount on the note was $650,000. Interest accrues at a simple interest rate of 5% per year. The note and accrued but unpaid interest are due on December 31, 2022.

Critical Accounting Estimates

Our significant accounting estimates are set forth in the notes accompanying the condensed consolidated financial statements included in this document. The accounting policies and estimates used in preparing our interim fiscal 2022 condensed consolidated financial statements are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

For discussion of certain factors that could materially affect our business, financial condition and operating results or that could cause actual results to differ materially from the results described in or implied by the forward looking statements in this Quarterly Report on Form 10-Q, in addition to the information in the section entitled “Cautionary Statement Regarding Forward Looking Statements,” you should carefully review and consider the information under “Part I, Item 1A- Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. The risk factors below are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K. Other than as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

We could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital

As previously disclosed, on September 30, 2022, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) informing us that because the closing bid price for our Common Stock listed on Nasdaq was below $1.00 per share for 30 consecutive business days, we did not comply with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Rule”). The Nasdaq notification has no immediate effect on the listing or trading of our Common Stock on The Nasdaq Capital Market. We have been provided an initial compliance period of 180 calendar days, or until March 29, 2023, to regain compliance with the Minimum Bid Rule. During the compliance period, our shares of Common Stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of our Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period. In the event we are not in compliance with the Minimum Bid Rule by March 29, 2023, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirements for market value of publicly held shares and all other listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Rule. In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days to regain compliance. However, if it appears to the Listing Qualifications Department that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our securities will be subject to delisting. While we intend to continue actively monitor the bid price for our Common Stock between now and March 29, 2023 and consider available options to resolve the deficiency and regain compliance with the Minimum Bid Rule, there is no assurance that we will be eligible for an additional compliance period or that our Common Stock will not be delisted from Nasdaq for failing to satisfy the Minimum Bid Rule.

In addition, as previously disclosed, on August 19, 2022, we received a second letter from Nasdaq notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Minimum Equity Rule”) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. We reported a stockholders’ deficit of $4,838,000 on our consolidated balance sheet for the quarter ended June 30, 2022 and we do not currently satisfy the alternative standards based on market value of listed securities or net income from continuing operations. This notice of noncompliance has no immediate impact on the continued listing or trading of our Common Stock on The Nasdaq Capital Market, which will continue to be listed and traded on Nasdaq, subject to our compliance with the other continued listing requirements. We submitted to Nasdaq a plan to regain compliance with the Minimum Equity Rule and Nasdaq has granted an extension through February 15, 2023. We intend to take all reasonable measures available to regain compliance with the Minimum Equity Rule and remain listed on the Nasdaq. However, there can be no assurance that we will ultimately regain compliance with all applicable requirements for continued listing.

If, for any reason, Nasdaq were to delist our securities from trading on its exchange and we were unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

• the liquidity and marketability of our common stock;

• the market price of our common stock;

• our ability to obtain financing for the continuation of our operations;

• the number of institutional and general investors that will consider investing in our common stock;

• the number of market makers in our common stock;

• the availability of information concerning the trading prices and volume of our common stock; and

• the number of broker-dealers willing to execute trades in shares of our common stock.

In addition, if we cease to be eligible to trade on Nasdaq, we may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, our stock may be traded as a “penny stock” which would make transactions in our stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to further decline.

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

10.1

Placement Agency Agreement dated as of September 29, 2022 by and between Panbela Therapeutics, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on October 4, 2022)

Incorporated by Reference

10.2

Form of Securities Purchase Agreement by and between Panbela Therapeutics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on October 4, 2022)

Incorporated by Reference

31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed Electronically

31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed Electronically

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101

Financial statements from the quarterly report on Form 10-Q of Panbela Therapeutics, Inc. for the quarter ended September 30, 2022, formatted in inline XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements

Filed Electronically

104	Cover Page Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANBELA THERAPEUTICS, INC.

Date: November 10, 2022	/s/ Jennifer K. Simpson
Jennifer K. Simpson President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 10, 2022	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)