Form 10-K
period 2022-12-31
Panbela Therapeutics, Inc.
filed 2023-03-16
CIK 1029125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-39468

PANBELA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	88-2805017 (IRS Employer Identification No.)
712 Vista Blvd, #305
Waconia, Minnesota	55387
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 479-1196

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	PBLA	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to price at which the registrant’s common stock was last sold as of June 30, 2022, was $11,425,882.

As of March 13, 2023, there were 14,595,873 shares of the registrant’s common stock outstanding.

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

In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include:

●	our lack of diversification and the corresponding risk of an investment in our Company;

●	potential deterioration of our financial condition and results due to failure to diversify;

●	our ability to successfully complete acquisitions and integrate operations for new product candidates;

●	our ability to obtain additional capital, on acceptable terms or at all, required to implement our business plan;

●	final results of our Phase Ia/Ib clinical trial;

●	progress and success of our randomized Phase II/III clinical trial;

●	our ability to demonstrate safety and effectiveness of our product candidate;

●	our ability to obtain regulatory approvals for our product candidate in the United States, the European Union, or other international markets;

●	the market acceptance and future sales of our product candidate;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidate;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments;

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and

●	other risk factors included under the caption “Risk Factors” starting on page 23 of this report.

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

As used in this report, unless specifically indicated, the terms “Panbela,” the “Company,” “we,” “us,” “our” and similar references refer to Panbela Therapeutics, Inc. and its direct wholly owned subsidiaries, Cancer Prevention Pharmaceuticals, Inc. (“CPP”), and Panbela Research, Inc., and their respective subsidiaries, all of which are wholly owned. The original business entity predecessor to our Company was incorporated under the laws of the State of Delaware in 2011. The term “common stock” refers to our common stock, par value $0.001 per share.

Cancer Prevention Pharmaceuticals, Inc. (“CPP”) Acquisition

On June 15, 2022, Panbela acquired CPP, a private clinical stage company developing therapeutics to reduce the risk and recurrence of cancer and rare diseases, via merger for consideration consisting of (a) 164,689 shares of common stock, (b) 18,298 shares of common stock that remained subject to a holdback escrow (as defined in the Merger Agreement), (c) replacement options to purchase up to 39,918 shares of common stock at a weighted average exercise price of $14.00 per share, and (d) replacement warrants to purchase up to 8,451 shares of common stock at a weighted average exercise price of $165.80 per share, and post-closing contingent payments up to a maximum of $60 million, subject to satisfaction of milestones.

Holding Company Reorganization

Effective June 15, 2022, Panbela became a successor issuer to Panbela Research, Inc. (formerly known as Panbela Therapeutics, Inc., the “Predecessor”) pursuant to a holding company reorganization in which the Predecessor became a direct, wholly-owned subsidiary of Panbela. Panbela became a successor issuer to the Predecessor by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended the (“Exchange Act”).

Business Overview

Panbela is a clinical stage biopharmaceutical company developing disruptive therapeutics for the treatment of patients with urgent unmet medical needs. We are currently enrolling patients in our randomized double blind placebo controlled clinical trial for the treatment of pancreatic cancer, and we are in a regulatory and commercial collaboration with our North American partner, One-Two Therapeutics Assets Limited (“One-Two”), on a Phase III clinical trial funded by the National Cancer Institute (the “NCI”) for the study of colon cancer risk reduction and colon adenoma therapy (“CAT”), a preventative treatment approach for survivors of colorectal cancer or those who have high-risk colon polyps. In addition, we are working closely with One-Two designing a Phase III registration trial for familial adenomatous polyposis (“FAP”), a rare inherited condition that can cause the growth of thousands of colorectal adenomas (i.e., adenomatous polyps), which are recognized as a key risk factor for colon cancer. We also support several investigator initiated trials and company sponsored preclinical trials including: (1) Phase I and Phase II clinical trials for the treatment of neuroblastoma (“neuroblastoma” or “NB”), funded by nonprofit organizations; (2) Phase I and Phase II clinical trials for the treatment of early-onset type 1 diabetes funded by the Juvenile Diabetes Research Foundation; (3) Phase II clinical trial for the treatment of gastric cancer funded by the NCI; (4) Phase I/II clinical trial for the treatment of non-small cell lung cancer (NSCLC) possessing the STK11 mutation; and (5) preclinical studies that we have sponsored in the orphan disease and cancer fields.

The Company’s lead assets are ivospemin (SBP-101), FlynpoviTM (eflornithine (CPP-1X) and sulindac), and eflornithine (CPP-1X), which provide a multi-targeted approach to reset dysregulated biology present in many types of diseases such as cancer and autoimmunity. Many tumors require greatly elevated levels of polyamines to support their growth and survival. These agents target the polyamine pathway at complementary junctions, which have been shown to be altered in disease. In particular, our lead assets have the potential to suppress and prevent tumor growth, enhance anti-tumor activity of other anti-cancer agents, and modulate the immune system.

Ivospemin is a proprietary polyamine analogue designed to induce polyamine metabolic inhibition. Ivospemin has demonstrated encouraging activity against metastatic disease in a clinical trial of patients with pancreatic cancer. The efficacy and safety results demonstrated in our completed Phase I clinical trial of ivospemin in combination with gemcitabine and nab-paclitaxel in the first line treatment of metastatic pancreatic cancer provide support for the current randomized, double-blind, placebo-controlled study of ivospemin in combination with gemcitabine and nab-paclitaxel in patients previously untreated for metastatic pancreatic cancer. We believe that ivospemin, if successfully developed, may represent a novel approach that effectively treats patients with pancreatic cancer and could become a dominant product in that market. Only three first-line treatment combinations, a single maintenance treatment for a subset (3-7%) of patients, and one second-line drug have been approved by the U.S. Food and Drug Administration (the “FDA”) for pancreatic cancer in the last 25 years. Ivospemin has received Fast Track status and orphan drug designation status for pancreatic cancer in the United States and we have also received orphan drug designation in Europe.

Our June 2022 acquisition of CPP added the Company’s second lead asset, eflornithine, in multiple forms. First, an investigational new drug product, Flynpovi is a combination of the polyamine synthesis inhibitor eflornithine and the non-steroidal anti-inflammatory drug sulindac and then secondly, eflornithine as a single agent. Eflornithine is an enzyme-activated, irreversible inhibitor of the enzyme ornithine decarboxylase (ODC), the first rate-limiting enzyme in the biosynthesis of polyamines. Sulindac, a non-steroidal anti-inflammatory drug (NSAID), facilitates the export and catabolism of polyamines. Flynpovi has a unique dual mechanism of action whereby it suppresses the synthesis of new polyamines and increases the export and catabolism of polyamines from the diet and microbiome. We believe Flynpovi is unique in that it is designed to treat the risk factors (e.g., polyps) that are hypothesized to lead to Familial Adenomatous Polyposis (FAP) surgeries and colon cancer and therefore may have the ability to prevent various types of colon cancer. In the FAP-310 Phase III trial, the efficacy and safety of Flynpovi (eflornithine (CPP-1X) and sulindac), as compared with either drug alone, in adults with FAP was conducted. While the study missed the primary composite endpoint (Burke et al. 2020), a post-hoc analysis showed that none of the patients in the combination arm progressed to a need for lower gastrointestinal (LGI) surgery for up to 48 months compared to 13.2% and 15.7% of patients in the sulindac and eflornithine arms (Balaguer et al. 2022). These data corresponded to risk reductions for the need for LGI surgery approaching 100% between combination and either monotherapy. Given the statistical significance of the LGI group, a new drug application (NDA) was filed with the FDA; however, since this was based on the results of an exploratory analysis, a complete response letter (CRL) was issued. To address the CRL, the Company, together with an existing North American license partner, is designing a Phase III registration trial, which is scheduled to begin in the second-half of 2023. There are no currently approved pharmaceutical therapies for FAP.

Additional programs are evaluating a single agent tablet eflornithine or high dose powder eflornithine sachets for several indications including prevention of gastric cancer, treatment of high-risk refractory neuroblastoma, recent onset Type 1 diabetes, and STK-11 mutant NSCLC. Preclinical studies as well as Phase I or Phase II investigator-initiated trials suggest that eflornithine treatment is well tolerated and has potential activity.

Flynpovi has received Fast Track designation in the United States and orphan drug designation status for FAP in the United States and Europe. In addition, we have received orphan drug designation status for eflornithine as a single agent for neuroblastoma in the United States and Europe and for gastric cancer in the United States.

Clinical Trials

Ivospemin (SBP-101)

In August 2015, the FDA accepted our Investigational New Drug (“IND”) application for our ivospemin (SBP-101) product candidate. We have completed an initial clinical trial of ivospemin in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase I, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of the Phase I trial. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level. In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the Response Evaluation Criteria in Solid Tumors (“RECIST”), the currently accepted standard for evaluating change in the size of tumors. A summary of both the safety and preliminary signals of efficacy for this completed clinical trial is contained later in this report under ivospemin (SBP-101) Clinical Development – Pancreatic Cancer, Phase I Clinical Trial Design and Completion (ivospemin Monotherapy).

In 2018, we began enrolling patients in our second clinical trial, a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of ivospemin administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in 4 cohorts to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion phase of the trial. Interim results were presented in January of 2022. Best response in evaluable subjects (cohorts 4 and Ib N=29) was a Complete Response (CR) in 1 (3%), Partial Response (PR) in 13 (45%), Stable Disease (SD) in 10 (34%) and Progressive Disease (PD) in 5 (17%). One subject did not have post baseline scans with RECIST tumor assessments. Median Progression Free Survival (“PFS”), now final at 6.5 months, may have been negatively impacted by drug dosing interruptions to evaluate potential toxicity. Median overall survival in Cohort 4 + Phase Ib was 12.0 months when data was presented in January 2022 and is now final at 14.6 months. Two patients from cohort 2 have demonstrated long term survival: one at 30.3 months (final data) and one at 33.0 months and still alive as of March 18, 2022. Seven subjects were still alive at the data cutoff date of March 18, 2022, one from cohort 2 and six from cohort 4 plus Ib. Further details regarding the study design, safety and interim signals of efficacy are contained later in this report under ivospemin (SBP-101) Clinical Development – Pancreatic Cancer, Phase Ia/Ib Clinical Trial Interim Results (First Line Combination Therapy).

The safety results and tumor growth inhibition demonstrated in our Phase Ia/b study provides support for the randomized study of SBP-101 initiated in January of 2022. The trial, referred to as the ASPIRE trial, is a randomized double-blind placebo controlled trial in combination with gemcitabine and nab-paclitaxel in patients previously untreated for metastatic pancreatic cancer. The trial is being conducted globally at approximately 95 sites in the United States, Europe and Asia-Pacific. The ASPIRE trial commenced in 2022 and, while opening of clinical sites in the U.S. and the rest of the world has been slower than originally anticipated, due in part to resource fatigue in the medical community, the Company expects all countries and sites to be open by mid-2023.

The trial was originally designed as a Phase II/III with a smaller sample size (150) to support the events required for interim analysis based on Progression Free Survival (PFS) and a primary endpoint of overall survival. In response to European and FDA regulatory feedback, the study was amended to include the total trial sample size (600) and the design modified to utilize overall survival as the primary endpoint to be examined at interim analysis. PFS will also be analyzed to provide additional efficacy evidence. This amendment was supported by the final data from the Phase Ia/Ib first line metastatic pancreatic cancer trial which completed enrollment in December of 2020. The study will enroll 600 subjects and is anticipated to take 36 months for complete enrollment with the interim analysis available in early 2024. Further details regarding the study design and anticipated timing are contained later in this report under ivospemin (SBP-101) Clinical Development – Pancreatic Cancer, Randomized Clinical Trial design and anticipated timing (ASPIRE trial).

If we can successfully complete all FDA recommended clinical studies, we intend to seek marketing authorization from the FDA, the European Medicines Agency (“EMA”) (European Union), and TGA (Australia). The submission fees may be waived when ivospemin has been designated an orphan drug in each geographic region.

In early April 2022, the Company announced a poster presentation highlighting the results for ivospemin as a polyamine metabolism modulator in ovarian cancer at the American Association for Cancer Research Annual Conference which was subsequently published in June 2022 in the International Journal of Molecular Sciences (Holbert et al. 2022). The poster and publication conclude that the ivospemin treatment of C57Bl/6 mice injected with VDID8+ ovarian cancer cells significantly prolonged survival and decreased overall tumor burden. The results suggest that ivospemin may have a role in the clinical management of ovarian cancer, and the Company intends to continue pre-clinical and clinical studies in ovarian cancer.

Flynpovi

December 2009, the FDA accepted our IND application for the combination product, Flynpovi. Flynpovi showed promising results in an NCI supported randomized, placebo-controlled Phase IIb/III clinical trial to prevent recurrent colon adenomas, particularly high-risk pre-cancerous polyps in which 375 subjects who had resected sporadic adenoma were treated for 3 years with eflornithine (500 mg once a day) + sulindac (150 mg once a day [N = 191]) or matched placebo/placebo (N = 184). Results demonstrated a marked risk reduction (70%) in developing metachronous adenomas, 92% risk reduction in developing advanced adenomas, and 95% risk reduction in developing multiple adenomas with the active combination regimen compared to placebo (Meyskens et al. 2008). This combination regimen was generally well tolerated.

Given the similar mechanism of disease in sporadic and FAP-associated adenomatous polyposis, and the mechanism of action of Flynpovi in prevention of progressive polyposis in both the general population with sporadic adenomas and in patients with FAP, a Phase III program in FAP and a Phase III program to study colon cancer risk reduction in partnership with the Southwest Oncology Group (“SWOG”) and the NCI were initiated.

In the FAP-310 Phase III study completed in 2019, the efficacy and safety of the combination of eflornithine and sulindac, as compared with either drug alone, in adults with familial adenomatous polyposis was conducted (Burke et al. 2020). The patients were randomly assigned in a 1:1:1 ratio to receive eflornithine, sulindac, or both once daily for up to 48 months. The primary end point, assessed in a time-to-event analysis, was disease progression, defined as a composite of major surgery, endoscopic excision of advanced adenomas, diagnosis of high-grade dysplasia in the rectum or pouch, or progression of duodenal disease. A total of 171 patients underwent randomization. Disease progression occurred in 18 of 56 patients (32%) in the eflornithine-sulindac group, 22 of 58 (38%) in the sulindac group, and 23 of 57 (40%) in the eflornithine group, with a hazard ratio of 0.71 (95% confidence interval [CI], 0.39 to 1.32) for eflornithine-sulindac as compared with sulindac (P = 0.29) and 0.66 (95% CI, 0.36 to 1.23) for eflornithine-sulindac as compared with eflornithine (Burke et al. 2020). Adverse and serious adverse events were similar across the treatment groups. In a post-hoc analysis, none of the patients in the combination arm progressed to a need for lower gastrointestinal (LGI) surgery for up to 48 months compared with 7 (13.2%) and 8 (15.7%) patients in the sulindac and eflornithine arms (Balaguer et al. 2022). These data corresponded to risk reductions for the need for LGI surgery approaching 100% between combination and either monotherapy with HR = 0.00 (95% CI, 0.00-0.48; p = 0.005) for combination versus sulindac and HR = 0.00 (95% CI, 0.00-0.44; p = 0.003) for combination versus eflornithine. Given the statistical significance of the LGI group, an NDA was filed with the FDA. As the study failed to meet the primary endpoint, and the NDA was based on the results of an exploratory analysis, a complete response letter was issued. To address this deficiency concern, the Company must submit the results of one or more adequate and well-controlled clinical trials which demonstrate an effect on a clinical endpoint.

In collaboration with the NCI, and SWOG, a Phase III clinical trial has been initiated to study the benefits of Flynpovi as a therapeutic treatment for use by colon cancer survivors. The trial is named PACES for “Prevention of Adenomas and Cancer with eflornithine and sulindac.” The PACES trial is funded by the NCI and managed by SWOG. This is an ongoing Phase III double blind placebo-controlled trial of Flynpovi to prevent recurrence of high risk adenomas and second primary colorectal cancers in patients with stage 0-III colon or rectal cancer.  The purpose of this study is to assess whether Flynpovi (compared to corresponding placebos) has a reduced rate of cancer or high-risk adenoma recurrence compared to comparator arms after three years of daily dosing. We have exclusive rights to the data that comes from the trial for regulatory and commercial purposes. The Company is evaluating its options for colorectal adenoma therapy (CAT) in the European Union and Asia.

On July 16, 2021, CPP entered into a license agreement with One-Two. Under the license agreement, One-Two has licensed the North American development and commercialization rights for Flynpovi. As the result of this license agreement, the FAP registration trial is fully funded and is scheduled to begin in the second-half of 2023.

Eflornithine (CPP-1X) and eflornithine sachets (CPP-1X-S)

For the single agent eflornithine, there is a trial ongoing evaluating eflornithine sachets (CPP-1X-S) in relapsed refractory neuroblastoma supported by the Children’s’ Oncology Group (COG) and the NCI. Additionally, a Phase I/II trial in STK11 mutation patients with non-small cell lung cancer and Phase II trial in Recent Onset Type I diabetes with eflornithine are scheduled to begin this year. Lastly, a Phase II trial evaluating eflornithine for the prevention of gastric cancer was completed in 2021 with data analysis ongoing.

Through December 31, 2022, we had:

●	secured an orphan drug designation from the FDA for ivospemin in metastatic pancreatic cancer;

●	submitted and received acceptance from the FDA for an IND application for ivospemin in metastatic pancreatic cancer;

●	received acceptance of a Clinical Trial Notification from the Australian Therapeutic Goods Administration for ivospemin in metastatic pancreatic cancer;

●	completed a Phase Ia monotherapy safety study of ivospemin in the treatment of patients with metastatic pancreatic ductal adenocarcinoma;

●	received “Fast Track” designation from the FDA for ivospemin for metastatic pancreatic cancer;

●

completed enrollment and released interim results in our second trial, a Phase Ia/Ib clinical study of ivospemin, a first-line study with ivospemin given in combination with a current standard of care in patients with pancreatic ductal adenocarcinoma who were previously untreated for metastatic disease; a total of 50 subjects were enrolled in this study, 25 in the Phase Ia and 25 in the Phase Ib or expansion phase;

●

completed a two year research agreement with Johns Hopkins School of Medicine led by Professor Robert Casero, an internationally recognized researcher in polyamine biology and are negotiating an extension for an additional 2 years;

●	completed process improvement measures expected to be scalable for commercial use and received issue notification for a patent covering this new shorter synthesis of ivospemin;

●

initiated a randomized, double-blind, placebo controlled study with ivospemin given in combination with gemcitabine and nab-paclitaxel in patients with pancreatic ductal adenocarcinoma who are previously untreated for metastatic disease;

●	completed preclinical evaluation of ivospemin for use as neoadjuvant therapy in resectable pancreatic cancer prior to surgery;

●	obtained early, preclinical, indication of tumor growth inhibition activity in ovarian cancer;

●	received United States Adopted Names (USAN) adoption of the nonproprietary name of “ivospemin” for SBP-101;

●	acquired and integrated CPP, adding a second lead asset in multiple forms and an expansive clinical development program ranging from pre-clinical to registration level clinical trials; and

●

the EMA Committee for Orphan Medicinal Products issued a positive opinion on Panbela’s application for orphan designation of ivospemin in combination with gemcitabine and nab-Paclitaxel in patients with metastatic pancreatic ductal adenocarcinoma.

Pancreatic Cancer

Pancreatic cancer afflicts approximately 140,000 people in Europe (GLOBOCAN 2020, Global Cancer Observatory/World Health Organization), approximately 60,000 people in the United States annually (https://seer.cancer.gov/statfacts/html/pancreas.html), and 293,000 people worldwide – excluding Europe and United States (GLOBOCAN 2020). It has been identified as the fourth leading cause of death from cancer in Europe (GLOBOCAN 2020) and the third leading cause of death from cancer in the United States (SEER Cancer Statistics Factsheets 2021). On average, Pancreatic Ductal Adenocarcinoma (“PDA”) represents approximately 95% of all pancreatic cancers diagnosed in a given calendar year. Considering that the median overall survival for previously untreated patients with good performance status is between 8.5 months (Von Hoff 2013) and 11.1 months (Conroy 2011) with the two most commonly available treatment regimens, effective treatment for PDA has remained a major unmet medical need.

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

For the minority of patients who present with resectable disease, surgery is the treatment of choice. Depending on the location of the tumor, the operative procedures may involve cephalic pancreatoduodenectomy, referred to as a “Whipple procedure” distal pancreatectomy or total pancreatectomy. Pancreatic enzyme deficiency and diabetes are frequent complications of both the disease and these surgical procedures. Up to 70% of patients with pancreatic cancer present with biliary obstruction that can be relieved by percutaneous or endoscopic stent placement. However, even if the tumor is fully resected, the outcome in patients with pancreatic cancer has been disappointing (Hidalgo 2010, Seufferlein 2012). Post-operative administration of chemotherapy improved progression-free and overall survival in three large randomized clinical trials (Hidalgo 2010), but median post-surgical survival in patients treated in all three trials was similar, only 20-22 months. Pre-operative (neo-adjuvant) chemotherapy is of increasing interest, with the goal of improved successful resections and long-term outcomes.

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

Gemcitabine was the first chemotherapeutic agent approved for the treatment of patients with PDA in the modern regulatory era, providing a median survival duration of 5.65 months (Burris 1997). Gemcitabine monotherapy was the standard of care for patients with metastatic pancreatic cancer until combination therapy with gemcitabine plus erlotinib (Tarceva®) was shown to increase median survival by two weeks. This modest benefit was tempered by a significant side effect profile and high cost, limiting its adoption as a standard treatment regimen. Subsequently, the multidrug chemotherapy combination FOLFIRINOX was shown to provide a median survival benefit of 4.3 months (OS = 11.1 months) over gemcitabine alone (6.8 months), but its significant side effect profile limits the regimen to select patients with a good performance status and often requires supplementation with WBC growth factor therapy. Nab-paclitaxel (Abraxane®) received marketing authorization for use in combination with gemcitabine (FDA approved 2013) after showing an increase in overall survival of seven weeks compared to gemcitabine alone (Von Hoff 2013). Thus, combination therapies have demonstrated a modest survival benefit compared to gemcitabine alone as summarized in the table below (Thota 2014).

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

Source: Thota R et al., Oncology 2014; Jan 28(1):70–74

Other drugs are currently under investigation, but none have received marketing authorization as a first-line treatment of PDA since the approval of Abraxane, Lynparza® (olaparib) was approved in December 2019 for maintenance therapy of patients with deleterious or suspected deleterious germline BRCA-mutated (gBRCAm) metastatic pancreatic adenocarcinoma whose disease has not progressed on at least 16 weeks of a first-line platinum-and chemotherapy regimen.

Familial adenomatous polyposis

Familial adenomatous polyposis (FAP) is a rare and potentially life threatening genetic condition occurring in approximately one in 10,000 individuals in the United States. FAP is caused primarily by mutations in the adenomatous polyposis coli (APC) tumor suppressor gene. APC mutations are usually inherited as autosomal dominant genetic traits, but as many as 25% of those afflicted with FAP with an identical germline mutation have no family history. Only 1 in 10,000 people will develop FAP. Estimated annual prevalence in the U.S. is approximately 30,000 and in Europe approximately 50,000. If untreated, patients will develop hundreds to thousands of polyps throughout the colon and rectum. FAP often develops in the early teens and results in a nearly 100% lifetime risk of colorectal cancer by age forty if untreated. No approved FAP drug is on the market.

Most patients are asymptomatic for years until the adenomas are large and numerous, and cause rectal bleeding or even anemia, or cancer develops. Generally, cancers start to develop a decade after the appearance of the polyps. Nonspecific symptoms may include constipation or diarrhea, abdominal pain, palpable abdominal masses and weight loss.

Cancer prevention and maintaining a good quality of life are the main goals of management of patients with FAP. By the late teens or early twenties, colorectal cancer prophylactic surgery is advocated. Prophylactic surgery often requires total abdominal colectomy with ileal-rectal anastomoses (IRA) and subsequent frequent endoscopic surveillance, with polypectomy and cautery/laser ablation as needed. Patients with extensive rectal involvement must undergo total proctocolectomy with ileal pouch-anal reconstruction. Despite this, approximately 50% of patients who have had total proctocolectomy with ileal pouch-anal reconstruction will develop adenomatous polyps in the neo-rectum (ileal pouch). Duodenal cancer and desmoids are the two main causes of mortality after total colectomy; they need to be identified early and treated. Upper endoscopy is necessary for surveillance to reduce the risk of ampullary and duodenal cancer. Patients with progressive tumors and unresectable disease may respond or stabilize with a combination of cytotoxic chemotherapy and surgery (when possible, to perform). Individuals with FAP carry a 100% risk of CRC; however, this risk is reduced significantly when patients enter a screening-treatment program.

A major unmet need in the treatment of patients with FAP is a therapeutic means to defer or obviate the need for major surgical interventions, particularly colectomy with IRA or proctocolectomy with an ileal surgical pouch (IPAA). Such interventions often require temporary or permanent ileostomy, and with it, long-term or permanent quality of life (QoL) deficits such as frequent bowel movements (average 6 per day), nocturnal fecal incontinence and, in female patients, reduced reproductive potential. It is critical to find non-surgical alternatives that will delay or obviate the need of repeated endoscopic and surgical procedures to maintain patient QoL. For those patients who have an intact colon in particular, pharmacotherapy offers the opportunity to meaningfully control or delay polyposis progression and offer a greater choice over when or if they undergo prophylactic colectomy/proctocolectomy in order to optimize QoL.

This potential benefit is in fact likely the most powerful potential benefit possible since the long-term course of FAP essentially mandates ultimate colectomy for most patients. The value to a younger patient in safely delaying such a radical procedure by years cannot be overstated.

There are currently no approved and marketed pharmacotherapeutic treatments for patients with FAP. While in 1999 celecoxib was conditionally approved by the FDA for the treatment of FAP based on reductions of polyp number observed in a randomized double-blind placebo controlled study conducted in patients with FAP, it was subject to the marketing authorization holder, Pfizer, providing additional data. In 2011, the FDA requested that Pfizer voluntarily withdraw the FAP indication for CELEBREX (celecoxib) Capsules from the market because the post-marketing study intended to verify clinical benefit and required as a condition of approval under subpart H was never completed. In a letter in 2011, Pfizer requested that the FDA withdraw the FAP indication for CELEBREX (celecoxib) Capsules from the market. Effective in 2012, the approval for the FAP indication for CELEBREX (celecoxib) Capsules was withdrawn. Celecoxib was also authorized for FAP treatment centrally by the European Commission after the EMA’s scientific review in October 2003 under “exceptional circumstances”. Authorization was granted subject to specific obligations during product life-cycle, chiefly to provide further data on its efficacy and safety; however, the applicant/authorization holder could not fulfill this central post-authorization obligation. According to publicly available information, the post- authorization study was initiated in the first quarter of 2004 and the EU Centralized Marketing Authorisation was withdrawn because the holder was unable to provide the data as required.

Ovarian Cancer

Worldwide Ovarian Cancer has annual incidence of approximately 314,000 and annual deaths of approximately 207,000 (Globocan 2020). In the United States, Ovarian represents approximately 1% of all new cancer cases at approximately 21,000 and the five year survival rate for metastatic disease is approximately 29% (SEER fact sheet Ovarian 2022). According to the American Cancer Society, ovarian cancer is the fifth leading cause of cancer deaths among women, accounting for more deaths than any other cancer of the female reproductive system.

Nearly 70 % of the patients are diagnosed with advanced-stage due to the failure of screening methods for detecting early-stage disease (Giornelli 2016; Partridge et al. 2009; Bast et al. 2007; Gohagan et al. 2000; Chudecka-Głaz 2015). Thus, most patients will relapse within the first 2 years after diagnosis, even after an optimal primary cytoreductive surgery and six cycles of the standard adjuvant chemotherapy with carboplatin/paclitaxel.

The second line chemotherapy depends mainly on the disease-free interval (DFI) (time between completion of first line chemotherapy and clinical relapse); or progression-free interval (PFI) (time between the last chemotherapy given for relapsed disease and progression). There are three classifications: Platinum-refractory/resistant with relapse during platinum treatment (refractory) or with a DFI/PFI <6 months (resistant), Platinum-sensitive relapse occurring >12 m of last platinum-based chemotherapy, or partially sensitive to platinum with disease-free survival (DFS)/ progression free survival (PFS) between 6 and 12 months from the last platinum-based chemotherapy.

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

Colorectal Cancer

According to United States Cancer Statistics published by the American Cancer Society, in the United States in 2022, it is estimated that CRC will be the third most commonly occurring cancer among males and females and the third leading cause of cancer-related deaths. High-risk adenomatous polyps are considered the key risk factor for CRC. In 2015, the disease will be responsible for an estimated 52,000 deaths in the United States. An even higher rate of incidence occurs in the European Union, where approximately 255,000 people per year die from CRC according to the Globocan 2020 Fact Sheets.

Globally, there are approximately 1,931,000 new diagnoses each year (approximately 180,000 expected in North America in 2020). Rates of presentation are also becoming significant in Asia (China and Japan). Colorectal adenomas (or “polyps”) are considered the key risk factor for CRC. The general consensus in the medical and scientific communities is that these polyps are the precursors to more than 90% of all colorectal cancers.

Colon cancer represents nearly three-fourths of all colorectal cancers in the U.S. Despite potentially curative treatment with surgery (with or without adjuvant chemotherapy), local stage and locally-advanced stage colon cancer patients remain at considerable risk for colorectal adenomas, distant recurrence, secondary colonic tumor formation, and colorectal cancer related mortality. Polypectomy appears to be an effective way to decrease mortality from colon cancer but widespread adoption of this approach is limited by both cost and patient acceptability (Newcomb et al. 1992; Selby et al. 1992). Certain types of colorectal polyps have increased risk of progression to colorectal cancer. High-risk polyps (polyps with villous histology, size ≥ 1 cm, high grade dysplasia, or multiple adenomas defined as 3 or more) have become the focus of colorectal tumorigenesis research due to the higher rate of malignant potential for these lesion (Lotfi et al. 1986; Spencer et al. 1984; Winawer et al. 1993; Martinez et al. 2009). The current standard of care for resected colon cancer patient (beyond surgery, and adjuvant chemotherapy when indicated) is surveillance monitoring with clinical exams, laboratory analyses, and colonoscopic evaluation. However, data suggest that colonoscopy does not predict death from colorectal cancer uniformly throughout the colon – in fact, right-sided colorectal cancers were not observed to gain any mortality benefit from colonoscopy (Baxter et al. 2009). Other potential problems with colonoscopy include (rarely) perforations, infection, bleeding, and non-adherence with current recommendations. Safe and effective chemopreventive interventions, therefore, offer great potential to complement and improve upon the current colon cancer surveillance paradigm. Unlike other therapies used to treat CAT, Flynpovi is a non-surgical and non-invasive option that has the potential to both improve patient quality of life and reduce higher healthcare system-wide expense burdens.

Neuroblastoma

There are approximately 700 to 800 new cases of neuroblastoma (NB) each year in the United States, with a U.S. prevalence of 5,000 – 6,000 and this disease is found worldwide at similar rates (includes adults that had NB as children). About 50% of cases will be diagnosed as high-risk neuroblastoma (HR-NB) (Maris 2010). These individuals have the poorest survival prognosis. Time to first relapse (TTFR) is associated with overall survival (OS) in HR-NB patients that achieve an objective complete or partial response to initial therapy (London et al. 2011). Approximately 50% of the HR-NB patients will relapse and be eligible for this therapeutic approach.

Proprietary Technology

Function and Characteristics of Polyamines

Polyamines are metabolically distinct entities within human cells that bind to and facilitate DNA replication, RNA transcription and processing, and protein (such as pancreatic enzymes) synthesis. Human cells contain three essential and naturally occurring polyamines – putrescine, spermidine, and spermine. Polyamines perform many functions necessary for cellular proliferation, apoptosis and protein synthesis. The critical balance of polyamines within cells is maintained by several enzymes such as ornithine decarboxylase (ODC) and spermidine/spermine N1 acetyl transferase (SSAT). All of these homeostatic enzymes are short-lived, rapidly inducible intracellular proteins that serve to regulate native polyamine pools tightly and continuously. These enzymes constantly maintain polyamines within a very narrow range of concentration inside the cell.

Polyamine metabolism and cancer

Polyamines are required for cell proliferation. It is believed that many cancers, especially oncogene-driven cancers, might be sensitive to interference with polyamine metabolism. The natural polyamines putrescine, spermidine and spermine are intimately involved in growth-related processes, wound healing, and the development of cancer. Under normal conditions, the pool of polyamines is tightly controlled through regulation of synthesis, catabolism, and transport mechanisms (Gerner and Meyskens 2004). The loss of this tight control can result in an excessive accumulation of polyamines, which favors malignant transformation of cells. Consequently, with the loss of growth control in cancer cells, the transformed cells may be more sensitive to polyamine depletion than normal cells. Thus, the polyamine metabolic pathway is a rational target for therapeutic intervention (Casero 2018).

Immune systems require multiple soluble and cellular components, including polyamines, for a normal immune function. As such, polyamines are important modulators of the immune response, particularly in the tumor microenvironment where they are found in high concentrations. High levels of polyamines are present in tumor cells and in autoreactive B- and T-cells in autoimmune diseases. Dysregulation of polyamines can result in tumor immune evasion, elevated cell stress, and increased autoimmunity. By resetting the polyamine pathway through therapeutic interventions, there is the potential to restore normal immune functions.

Pharmacotherapeutic Approaches to Reset the Polyamine Pathway

The Company’s lead assets are ivospemin and Flynpovi, which provide a multi-targeted approach to reset dysregulated biology present in many types of diseases such as cancer and autoimmunity. For instance, many tumors require greatly elevated levels of polyamines to support their growth and survival. These agents target the polyamine pathway at complementary junctions which have been shown to be altered is disease. In particular, these agents have the potential to suppress and prevent tumor growth, enhance anti-tumor activity of other anti-cancer agents, and modulate the immune system.

Polyamine Analogue - ivospemin (SBP-101)

Many tumors, including pancreatic cancer, display an increased uptake rate of polyamines. Polyamine analogues such as ivospemin are structurally similar to naturally occurring polyamines and are recognized by the cell’s polyamine uptake system, allowing these compounds to gain ready entrance to the cell. We believe that pancreatic acinar cells, because of their extraordinary protein synthesis capacity, exhibit enhanced uptake of polyamines and polyamine analogues. Because of this preferential uptake by pancreatic acinar cells, polyamine analogues such as ivospemin disrupt the cell’s polyamine balance and biosynthetic network, and induce programmed cell death, or apoptosis, via processes including caspase 3 activation and poly ADP ribose polymerase (PARP) cleavage. Proof of concept has been demonstrated in multiple human pancreatic cancer models, both in vivo and in vitro, that pancreatic ductal adenocarcinoma exhibits sensitivity to ivospemin.

Ivospemin is a proprietary polyamine analogue, which we believe accumulates in the exocrine pancreas acinar cells due to its unique chemical structure. ivospemin was discovered and extensively studied by Professor Raymond J. Bergeron at the University of Florida College of Pharmacy.

As laboratory studies suggest, the primary mechanism of action for ivospemin has been demonstrated to include the enhanced uptake of the compound in the exocrine pancreas; therefore, pancreatic cancer was logical for the initial development of this compound. Sufficiently high dosing in animal models leads to correspondingly depressed levels of native polyamines, with caspase 3 activation, PARP cleavage and apoptotic destruction (programmed cell death) of the exocrine pancreatic acinar and ductal cells without an inflammatory response. Importantly, pancreatic islet cells, which secrete insulin, are structurally and functionally dissimilar to acinar cells and are not impacted by ivospemin. In animal models at two independent laboratories, ivospemin has demonstrated significant suppression of transplanted human pancreatic cancer cells, including metastatic pancreatic cancer growth.

We believe that ivospemin exploits the natural affinity of the exocrine pancreas, the liver and kidney, and pancreatic ductal adenocarcinoma cells while leaving the insulin-producing islet cells unharmed. Most current cancer therapies, including chemotherapy, radiation, and surgery, are associated with significant side effects that further reduce the patient’s quality of life. However, based on data evaluated from clinical studies to date, we believe that the adverse effects of ivospemin in causing bone marrow suppression or peripheral neuropathy do not overlap with or exacerbate those seen with typical chemotherapy options. The dose-limiting toxicities observed in cohort five of our first Phase I study, as noted below, were not observed at lower doses and are not expected to overlap with the adverse events of bone marrow suppression and peripheral neuropathy commonly associated with standard chemotherapy. The dose and dosing schedule evaluated in the expansion phase of the recently completed Phase Ia/Ib is below the maximum tolerable dose (MTD) and at this dose level, neither the exocrine nor the endocrine human pancreas is expected to be affected by ivospemin, resulting in no treatment impact on pancreatic enzyme or insulin levels. This dose level and dosing schedule in the new ASPIRE trial will be the same as evaluated in the expansion phase of the Ia/Ib study.

Ornithine Decarboxylase Inhibitor - eflornithine (CPP-1X)

Ornithine decarboxylase is the first and rate-limiting enzyme in the biosynthesis of polyamines which catalyzes the conversion of ornithine to putrescine and regulates the biosynthesis of polyamines in mammalian as well as many other eukaryotic cells. Eflornithine, also known as α-difluoromethylornithine (DFMO), is an ornithine analogue. Eflornithine irreversibly binds to ODC1 and prevents the natural ODC1 substrate, ornithine, from accessing the active site of the enzyme (Meyskens and Gerner 1999). The administration of eflornithine decreases both ODC activity and polyamine concentrations. In genetic mouse models with an APC gene mutation, the administration of eflornithine reduces intestinal carcinogenesis, decreasing the concentration of polyamines through transport and catabolism and inhibiting tumor development (Babbar et al. 2003).

Treatment of animals with eflornithine results in inhibition of ODC activity, especially in tissues and organs with rapidly dividing cells. Polyamine biosynthesis has been shown to be critical for eukaryotic cellular growth and differentiation, and inhibition of polyamine biosynthesis can stimulate or inhibit cellular differentiation depending on the model studied (Gerner and Meyskens 2004). Accordingly, eflornithine has promoted or inhibited cell differentiation in a variety of models.

Polyamine biosynthesis is also a critical step in experimental chemical-induced carcinogenesis, cell transformation, and tumor cell proliferation, and there is a growing body of evidence that eflornithine's inhibitory effect on cell proliferation and tumorigenesis may involve a complex inter-relationship between oncogenes, polyamine metabolism, and ODC activity. MYC is an oncogene that encodes a transcription factor that is required for the proliferation of normal cells but when overexpressed can lead to aberrant cell growth (Gerner and Meyskens 2004). Additionally, c-Myc is a transcriptional activator of the ODC gene (Pena et al. 1993) (Bello-Fernandez, Packham, and Cleveland 1993). Furthermore, eflornithine has been shown to decrease N-Myc mRNA in neuroblastoma cells and c-Myc mRNA in human colon carcinoma cells (Celano et al. 1988) and spermidine preferentially stimulated transcription and expression of c-Myc, but not c-Fos (Tabib and Bachrach 1999). Taken together, these results suggest that polyamines play a feedback role in the regulation of expression of certain oncogenes at the level of transcription.

Mice with a mutation of the adenomatous polyposis coli (Apc) tumor suppressor gene develop intestinal tumors in numbers similar to those found in patients with FAP. Mutations of the Apc gene increases the activity of ODC and leads to increased intestinal polyamine levels. Studies in animal models of FAP indicate that eflornithine alone is effective in reducing the number of intestinal tumors (Erdman et al. 1999b) and colonic tumor burden (Yerushalmi et al. 2006). Eflornithine may lower polyamine levels in colorectal mucosa and skin cells (Gerner and Meyskens 2004).

The major clinical evidence for benefit of eflornithine derives from prospective, randomized, placebo-controlled clinical studies of eflornithine monotherapy in patients with elevated risk for developing certain forms of cancer (prostate and basal cell skin cancer). In a randomized, placebo-controlled, clinical study in subjects with a history of resected colon polyps, eflornithine reduced polyamines in rectal mucosal tissue. This marker study is especially relevant to patients with FAP, in whom target tissues include intestinal and colonic mucosa (Meyskens et al. 1998).

Eflornithine has received regulatory approvals as a high dose, intravenously delivered medication for the treatment of a form of African sleeping sickness, and as a topical agent for the treatment of hirsutism (excess hair growth on body parts where hair growth is usually absent or minimal). No oral dosage form of eflornithine has ever received regulatory approval in any indication.

Activator of Spermidine/Spermine N-Acetyltransferase (SSAT1) – Sulindac

Transport of polyamines is maintained by the peroxisome-proliferator activated receptor-g (PPARg). This receptor positively regulates SSAT transcription facilitating polyamine acetylation and transport of polyamines out of the cell. Under normal conditions, the K-Ras molecule has no activity on PPARg. However, mutation of the K-Ras gene produces a product that inhibits PPARg’s effect on SSAT translation resulting in elevated polyamine pools and tumorigenesis (Babbar et al. 2003). Non-steroidal anti-inflammatory drugs (NSAIDs), such as sulindac, act through PPARg to enhance transcriptional of SSAT which increases catabolism and export of polyamines.

Sulindac is a member of the arylalkanoic acid class of NSAIDs and is a non-selective inhibitor of cyclooxygenases involved in prostaglandin synthesis. To understand potential mechanisms of action of sulindac, patterns of gene expression resulting from treatment with sulindac sulfone, a sulindac metabolite lacking cyclooxygenase inhibitory activity, were measured in human colon tumor-derived cells (Babbar et al. 2003). Sulindac sulfone inhibited cell growth, and induced apoptosis and the expression of spermidine/spermine N-acetyltransferase (SSAT1), a polyamine catabolic enzyme implicated in polyamine export (Xie, Gillies, and Gerner 1997). Sulindac sulfone induction of SAT1 expression occurs via a cyclooxygenase-independent transcriptional activation of SAT1 at a specific peroxisomal proliferator activated receptor gamma (PPARγ) responsive element (PPRE) in the SAT1 gene. Treatment of cells with sulindac sulfone induces SAT1 expression and stimulates polyamine export.

Experimental findings in human cell and mouse models indicate that sulindac and other NSAIDS activate polyamine catabolism (Gerner and Meyskens 2009). Thus, NSAIDs complement inhibitors of polyamine synthesis, like eflornithine, to reduce tissue polyamine levels. In cell culture, sulindac metabolites reduce cell survival in vitro in a dose-dependent manner at doses above 150 µM at 24-hour exposure times (Lawson et al. 2000).

Experiments in both mouse and rat models of colon cancer have demonstrated a preventative effect for sulindac (Babbar et al. 2003). Sulindac blocked tumor formation in the multiple intestinal neoplasia (Min) mouse, a murine model of APC mutation-associated intestinal carcinogenesis, mimicking FAP. In the Min mouse, tumor-preventing doses of sulindac inhibited tissue levels of prostaglandin-E2 and COX-2 (Boolbol et al. 1996). In other nonclinical studies, sulindac had an inhibitory effect on bladder, lung, and forestomach tumor formation in rat and mouse models (Kelloff, Boone, et al. 1994, Kelloff, Crowell, et al. 1994).

Dual Targeting - Flynpovi

The ability to decrease the polyamine pools by a dual mechanism of action, i.e., suppressed synthesis and enhanced catabolism and export, led to the hypothesis that Flynpovi would complement one another in the prevention of tumor development in a patient population where elevated polyamine pools lead to enhanced tumorigenesis. Eflornithine is the irreversible inhibitor of ODC which is responsible for de novo synthesis of polyamines and sulindac regulates SSAT which plays a role in polyamine export and catabolism. Hence the combination, Flynpovi, inhibits the generation of new polyamines and also removes polyamines obtained from the diet and microbiome.

The ability of Flynpovi to reduce polyamines in the GI tract has been demonstrated in both the preclinical and clinical settings. In the study by Igantenko et al, the effect of eflornithine alone and in combination with non-steroidal anti-inflammatory drugs (NSAIDs) sulindac or celecoxib on intestinal tumor number and grade and polyamine content was evaluated in ApcMin/+ mice (Ignatenko et al. 2008). Administration of eflornithine in combination with sulindac was superior to each single agent at significantly (P< 0.05) decreasing putrescine, spermidine, and total intestinal polyamine concentrations to below baseline levels in the ApcMin/+ mice. Additionally, in this study with the exception of the 0.5% eflornithine treatment group, all treatment groups developed significantly (P<0.05) fewer tumors/animal than the control group. The combination treatment of 2% eflornithine and sulindac suppressed intestinal tumorigenesis to a level that was not statistically significantly different from that for sulindac alone. Although sulindac alone produced a significant decrease in the number of intestinal tumors in ApcMin/+ mice, it did not reduce the percentage of high‑grade adenomas. However, the combination of eflornithine and sulindac significantly (P<0.05) decreased the number of high-grade adenomas compared to the sulindac alone group.

The ability of the eflornithine and sulindac treatment group to suppress high grade adenomas is a key finding as it is the high grade adenomas in this model which correlate to the high grade adenomas seen in FAP patients that are indicators for excisional and surgical events clinically. These data support the rationale for treatment of FAP patients with eflornithine combined with sulindac to reduce intestinal polyamine contents and the incidence of high-grade intestinal adenomas.

More importantly, combination treatment with Flynpovi dramatically reduces the incidence of metachronous colorectal adenomas in patients with prior sporadic adenomas (Meyskens et al. 2008). Meyskens and colleagues performed a Phase IIb/III, double-blind pharmacoprevention of Sporadic Colorectal Adenomas Study (PSCA Study) in which 375 subjects who had resected sporadic adenoma were treated for 3 years with eflornithine (500 mg once a day) + sulindac (150 mg once a day [N = 191]) or matched placebo/placebo (N = 184). Results demonstrated a marked risk reduction (70%) in developing metachronous adenomas, 92% risk reduction in developing advanced adenomas, and 95% risk reduction in developing multiple adenomas with the active combination regimen compared to placebo. This combination regimen was generally well tolerated.

The mechanism of disease in sporadic and FAP-associated adenomatous polyposis, and the mechanism of eflornithine and NSAID action in prevention of progressive polyposis in both the general population with sporadic adenomas and in patients with FAP, led to the development of the FAP-310 trial in patients with FAP associated with APC germline mutations.

The FAP-310 Phase III study that evaluated the efficacy and safety of the combination of eflornithine and sulindac, as compared with either drug alone, in adults with familial adenomatous polyposis was conducted (Burke et al. 2020). The patients were randomly assigned in a 1:1:1 ratio to receive eflornithine, sulindac, or both once daily for up to 48 months. In a post-hoc analysis, none of the patients in the combination arm progressed to a need for lower gastrointestinal (LGI) surgery for up to 48 months compared with 7 (13.2%) and 8 (15.7%) patients in the sulindac and eflornithine arms (Balaguer et al. 2022). These data corresponded to risk reductions for the need for LGI surgery approaching 100% between combination and either monotherapy with HR = 0.00 (95% CI, 0.00-0.48; P= 0.005) for combination versus sulindac and HR = 0.00 (95% CI, 0.00-0.44; P= 0.003) for combination versus eflornithine.

Development Plan for Ivospemin (SBP-101)

Development of ivospemin for the pancreatic cancer indication has included a pre-clinical and a clinical phase. The pre-clinical phase, which was substantially completed during 2015, consisted of four primary components: chemistry, manufacturing and controls (CMC), preclinical (laboratory and animal) pharmacology studies, preclinical toxicology studies, and regulatory submissions in Australia and the United States.

Preparation of the ivospemin IND for pancreatic cancer required collaboration by our manufacturing, preclinical toxicology, pharmacokinetic, and metabolism experts, our regulatory affairs project management, and our in-house clinical expertise. In August 2015, the FDA accepted our application.

In Australia, a Human Research Ethics Committee (HREC) application was submitted with subsequent Clinical Trial Notification (CTN) to the Therapeutic Goods Administration (TGA).

Our initial clinical trial in previously treated patients with locally advanced or metastatic pancreatic cancer was a Phase I, first-in-human, dose-escalation, safety study conducted at clinical sites in both Australia and the United States. We engaged expert clinicians who treat pancreatic cancer at major cancer treatment centers in Melbourne and Adelaide, Australia as well as the Mayo Clinic Scottsdale and HonorHealth in Scottsdale, Arizona. These Key Opinion Leaders, with proven performance in pancreatic cancer studies, agreed to participate as investigators for our Phase I First-in-Human study.

Enrollment in our initial Phase I safety trial of ivospemin in previously treated pancreatic cancer patients commenced in January 2016 and was completed in September 2017. Results from this trial are discussed in ivospemin (SBP-101) Clinical Development – Pancreatic Cancer, Phase I Clinical Trial Design and Completion (ivospemin Monotherapy) below.

We completed enrollment of patients in our second clinical trial in December 2020. This second clinical trial was a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of ivospemin administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in four cohorts of Phase Ia and an additional 25 subjects were enrolled in the expansion Phase Ib by December of 2020. Safety and interim efficacy results from this trial are discussed in ivospemin (SBP-101) Clinical Development - Pancreatic Cancer, Phase Ia/Ib Clinical Trial Interim Results (First Line Combination Therapy) below.

In January of 2022, we initiated our third clinical trial. This new trial is a randomized, double blind, placebo controlled study of safety and efficacy of ivospemin administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. Trial design and expected timing are discussed in Clinical Development - Pancreatic Cancer, Randomized Clinical Trial Design and Anticipated Timing (ASPIRE trial).

In addition, we are exploring ivospemin for neoadjuvant treatment in appropriate pancreatic cancer patients. There is also preclinical data to suggest that ivospemin may have potential therapeutic uses for cancers other than pancreatic. In February 2021, we entered into a research agreement with the Johns Hopkins University School of Medicine. The collaboration has focused on the further development of Panbela’s investigative agent ivospemin, including activity in cell lines outside of pancreatic cancer, biomarkers informing diagnostics and potential combination with checkpoint inhibitors. In December 2021, the Company announced positive preclinical data supporting the activity of ivospemin in ovarian cancer cell lines which was presented and published in 2022 (Holbert et al. 2022). Further data resulting from the ongoing relationship with Johns Hopkins University School of Medicine is expected.

Ivospemin (SBP-101) Clinical Development – Pancreatic Cancer

Our clinical development in Pancreatic Cancer thus far includes:

●	a Phase I SBP-101 Monotherapy study completed in 2017;

●	a Phase Ia/Ib SBP-101 First Line Combination Therapy study, which completed enrollment in late 2020; and

●	a Randomized, Double Blind Placebo Controlled First Line Combination Therapy study was initiated in January of 2022.

Details of these programs follow.

Phase I Clinical Trial Design and Completion (ivospemin Monotherapy)

We have completed an initial clinical trial of ivospemin in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase I, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of the Phase I trial. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level. In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the Response Evaluation Criteria in Solid Tumors (“RECIST”), the currently accepted standard for evaluating change in the size of tumors.

The absence of adverse events which could potentially overlap with adverse events typically observed in the use of conventional chemotherapeutic agents, supports the case for combination of ivospemin with conventional chemotherapeutic agents, such as gemcitabine, nab-paclitaxel, or even FOLFIRINOX.

Phase Ia/Ib Clinical Trial Interim Results (First Line Combination Therapy)

In 2018, we began enrolling patients in our second clinical trial, a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of ivospemin administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in 4 cohorts to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion phase of the trial. Interim results were presented in January of 2022. Best response in evaluable subjects (cohorts 4 and Ib N=29) was a CR in 1 (3%), PR in 13 (45%), SD in 10 (34%) and PD in 5 (17%). One subject did not have post baseline scans with RECIST tumor assessments. Median PFS, now final at 6.5 months, may have been negatively impacted by drug dosing interruptions to evaluate potential toxicity. Median overall survival in Cohort 4 + Phase Ib was 12.0 months when data was presented in January 2022 and is now final at 14.6 months. Two patients from cohort 2 have demonstrated long term survival: one at 30.3 months (final data) and one at 33.0 months and still alive. Seven subjects are still alive as of the date of this report, one from cohort 2 and six from cohort 4 plus Ib.

Figure 4. Evaluation of SBP 101 Phase Ib First-line combo-therapy Safety Trial -
Best Overall Response

Source: Singhal, N., Poster Presentation, ASCO GI 2022

Randomized Clinical Trial design and anticipated timing (ASPIRE trial)

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

While opening of clinical sites in the United States and the rest of the world has been slower than originally anticipated, due in part to resource fatigue in the medical community, the Company expects all countries and sites to be open by mid- 2023.

The trial was originally designed as a Phase II/III trial with a smaller sample size (150) to support the events required for interim analysis based on Progression Free Survival (PFS) and a primary endpoint of overall survival (OS). In response to European and FDA regulatory feedback, the study was amended to include the total trial sample size (600) and the design modified to utilize overall survival as the primary endpoint to be examined at interim analysis. PFS will also be analyzed to provide additional efficacy evidence. This amendment was supported by the final data from the Phase Ia/Ib first line metastatic pancreatic cancer trial which completed enrollment in December of 2020. The study will enroll 600 subjects and is anticipated to take 36 months for complete enrollment with the interim analysis available in early 2024.

If we can successfully complete all FDA recommended clinical studies, we intend to seek marketing authorization from the FDA, the EMA (European Union), Ministry of Health and Welfare (Japan) and TGA (Australia). The submission fees may be waived when ivospemin (SBP-101) has been designated an orphan drug in each geographic region, as described under “Orphan Drug Status.”

Development Plan for Flynpovi and Eflornithine (CPP-1X)

In December 2009, the FDA accepted CPP’s IND application for the combination product, Flynpovi, product candidate and in November 2009 and August 2018, the FDA accepted IND applications for eflornithine.

The Development plan executed by CPP of Flynpovi for FAP and colon cancer prevention has included both a pre-clinical/non-clinical and a clinical phase. The non-clinical phase consisted of four primary components: CMC, preclinical (laboratory and animal) pharmacology studies, preclinical toxicology studies, and regulatory submissions in the U.S. and Europe. Similarly, the development plan for eflornithine and eflornithine sachets in several different indications included much of the same primary components and regulatory submission in the U.S.

Clinical Development –Flynpovi

Our clinical development of Flynpovi thus far includes:

●	The FAP-310 Phase III

●	The PACES Phase III Trial

FAP-310 Phase III Trial

In the FAP-310 Phase III study, the efficacy and safety of the combination of Flynpovi (ES combo), as compared with either drug eflornithine or sulindac alone, in adults with FAP was conducted. A total of 171 patients underwent randomization. Disease progression occurred in 18 of 56 patients (32%) in the Flynpovi, 22 of 58 (38%) in the sulindac group, and 23 of 57 (40%) in the eflornithine group, with a hazard ratio of 0.71 (95% CI, 0.39 to 1.32) for Flynpovi as compared with sulindac (P = 0.29) and 0.66 (95% CI, 0.36 to 1.23) for Flynpovi as compared with eflornithine. In a post-hoc analysis, none of the patients in the combination arm progressed to a need for LGI surgery for up to 48 months compared with 7 (13.2%) and 8 (15.7%) patients in the sulindac and eflornithine arms. These data corresponded to risk reductions for the need for LGI surgery approaching 100% between combination and either monotherapy with HR = 0.00 (95% CI, 0.00–0.48; P = 0.005) for combination versus sulindac and HR = 0.00 (95% CI, 0.00–0.44; P = 0.003) for combination versus eflornithine.

Given the statistical significance of the LGI group, an NDA was filed with the FDA. As the study failed to meet the primary endpoint, and the NDA was based on the results of an exploratory analysis, a complete response letter was issued. To address this deficiency concern, the Company must submit the results of one or more adequate and well-controlled clinical trials which demonstrate an effect on a clinical endpoint. We are working closely with our North American licensee, One-Two, designing a Phase III registration trial for familial adenomatous polyposis (FAP) to address the CRL. One-Two will manage the trial and the NDA process with the FDA. The Company will be responsible for the approvals in ROW.

Phase III Clinical Trial in Colon Cancer Survivors

In collaboration with the NCI, and SWOG, a Phase III clinical trial has been initiated to study the benefits of Flynpovi as a therapeutic treatment for use by colon cancer survivors. The trial is named PACES for “Prevention of Adenomas and Cancer with eflornithine and sulindac.” The PACES trial is funded by the NCI and managed by SWOG. This is an ongoing double blind placebo-controlled trial of Flynpovi to prevent recurrence of high risk adenomas and second primary colorectal cancers in patients with stage 0-III colon or rectal cancer, Phase III PACES. The purpose of this study is to assess whether the Flynpovi, combination of eflornithine and sulindac, (compared to corresponding placebos) has a reduced rate of cancer or high-risk adenoma recurrence compared to comparator arms after three years of daily dosing. We have exclusive rights to the data that comes from the trial for regulatory and commercial purposes. One-Two has licensed the program for North America and the Company is evaluating its options for CAT in the European Union and Asia.

Clinical Development –Eflornithine (CPP – 1X)

Our clinical development of eflornithine thus far includes:

●	Phase II Neuroblastoma Trial

●	Phase II Gastric Cancer Prevention Trial

●	Phase I and Phase II Recent Onset Type 1 Diabetes Trials

●	Phase I/II STK-11 Mutant NSCLC Trial

Phase II Neuroblastoma (NB) Trial

Neuroblastoma is a form of cancer that occurs in infants and young children, affecting the peripheral nervous system.

Ornithine decarboxylase (ODC1) encodes the first enzyme in polyamine synthesis in mammals and is a direct transcriptional target of MYC (Bello-Fernandez, Packham, and Cleveland 1993; Pena et al. 1993). ODC1 and other genes in the polyamine pathway are crucial elements of MYCN oncogenesis in neuroblastoma (Hogarty et al. 2008; Rounbehler et al. 2009; Geerts et al. 2010). ODC1 and MYCN are also located nearby on chromosome 2, and a subset of MYCN amplified tumors have also been shown to co-amplify ODC1 (Hogarty et al. 2008). High ODC1, either in the presence or absence of MYCN amplifications, correlates with poor clinical outcome of reduced event free survival (EFS) and overall survival (OS) (Hogarty et al. 2008). Several genes in the polyamine pathway, including ODC1, have been shown to be independent negative prognostic factors for neuroblastoma (Hogarty et al. 2008; Rounbehler et al. 2009; Geerts et al. 2010). The most common genetic alteration in NB is MYCN where amplifications occur in approximately 20-25% of all cases and are associated with the high-risk phenotype (Seeger et al. 1985; Brodeur et al. 1984). Additionally, High-Risk-NB that lacks MYCN amplifications have MYCN deregulation through other mechanisms. MYCN is a well-documented poor prognostic risk factor for children with neuroblastoma (Schwab 1993).

Panbela is engaged with leading pediatric oncology research cooperatives in the United States and the UK to explore the feasibility of treating neuroblastoma with our CPP-1XS, a high dose powder dosage form of eflornithine. The Children’s Oncology Group and the NCI are performing a Phase II study evaluating CPP-1X-S 6.75 g/m2 daily to treat relapsed, refractory, or progressive neuroblastoma in combination with standard of care immunotherapy and chemotherapy. The trial has passed a futility analysis and is ongoing. The Company has received orphan drug designations for the use of eflornithine for the treatment of neuroblastoma in the United States and Europe.

Phase II Gastric Cancer Prevention Trial

H. pylori is the most common bacterial infection in humans and causes gastritis in all individuals. Gastritis progresses along the “Correa cascade” from gastritis to the precancerous stages of atrophic gastritis (loss of specialized gastric epithelium) and intestinal metaplasia (IM), to gastric adenocarcinoma (Correa 1992). In response to H. pylori infection the host elicits a robust innate and adaptive immune response, which results in mucosal inflammation but fails to eradicate the organism. Several studies have demonstrated that the failure of the immune response may be related to dysregulated L-arginine metabolism and polyamines including the upregulation of ornithine decarboxylase (ODC) by macrophages (Chaturvedi et al. 2010; Chaturvedi, de Sablet, Coburn, et al. 2012) (Chaturvedi, de Sablet, Peek, et al. 2012), (Chaturvedi et al. 2011) (Xu et al. 2004) (Chaturvedi et al. 2014) (Chaturvedi et al. 2004). Levels of polyamines are increased in H. pylori-induced gastritis in mice, and oral DFMO treatment reduces gastric polyamine levels, and severity of both H. pylori colonization and gastritis (Chaturvedi et al. 2010). In the gerbil model of H. pylori-induced gastric cancer, polyamine levels correlate with levels of gastritis, DNA damage, and progression to dysplasia/carcinoma. In this model, eflornithine reduces polyamine levels and DNA damage, and reduces rates of dysplasia and carcinoma by >50% (Chaturvedi et al. 2014).

In collaboration with investigators at Vanderbilt University and funding by the NCI, the investigator-initiated Phase II trial performed in Honduras and Puerto Rico was a randomized, double-blinded study comparing once daily eflornithine versus placebo for an up to 18-month treatment period in patients with gastric premalignant lesions. This trial has completed and is undergoing data analysis. The Company has received orphan drug designation for the use of eflornithine for the treatment of gastric cancer in the United States.

Phase I and II Recent Onset Type 1 Diabetes (T1D) Trials

T1D is an organ-specific autoimmune disease characterized by chronic immune-mediated destruction of pancreatic β-cells, leading to partial, or in most cases, absolute insulin deficiency. The majority of cases result from autoimmune mediated pancreatic β-cell destruction, which occurs at a variable rate. Patients become clinically symptomatic when approximately 90% of pancreatic β-cells are destroyed. Therefore, preserving β-cell function is a target for promising treatments (Couper et al. 2014). The activity of ODC is upregulated in early diabetic kidney disease, contributing to renal hypertrophy and hyperfiltration (Pedersen et al. 1992; Deng et al. 2003). In vivo studies in experimental models of recent-onset T1D evaluating eflornithine demonstrate roles in suppressing the development of renal hypertrophy and hyperplasia, decreasing the incidence of diabetes, augmenting the survival and regeneration of β-cell populations, decreasing insulinitis, and maintaining an immune-tolerant balance of T-cell subpopulations.

The Company collaborated with investigators at Indiana University on a JDRF funded Phase I study to evaluate the safety and efficacy of increasing doses of eflornithine in patients with recent onset Type 1 diabetes. The completed Phase I trial demonstrated that a 3-month course of oral eflornithine was well tolerated with a favorable adverse event profile in children and adults with recent-onset T1D. Urinary polyamine data showed that eflornithine treatment inhibited ornithine decarboxylase activity effectively, reflected by a dose dependent reduction in urinary putrescine values. Furthermore, although not powered to detect metabolic efficacy, subjects treated with 750 mg/m2/day and 1000 mg/m2/day of eflornithine exhibited higher C-peptide AUC 6 months after treatment indicative of improved β cell function compared to placebo. These data suggest that eflornithine may improve β cell function alone and in combination regimens to treat or prevent type 1 diabetes that also include immunotherapy. A larger Phase II study fully powered to detect an effect of eflornithine treatment on maintenance of C-peptide is being planned with the goal of initiating in early 2023.

Phase I/II STK-11 Mutant NSCLC Trial

STK11 is the fourth-most frequently mutated gene in lung adenocarcinoma, with loss of function occurring in up to 30% of all cases (Laderian et al. 2020). Patients with LKB1 loss have reduced infiltrates of cytotoxic T-cells and respond poorly to anti PD1 or anti-PDL-1 therapies regardless of the PDL-1 status. CheckMate-057 trial lung tumors harboring co-mutations in KRAS and STK11 had an inferior response to PD-1 axis inhibitors (Skoulidis et al. 2018). These results suggest that STK11-mutated tumors were found to have a cold immune microenvironment regardless of KRAS status.

Bioinformatic analyses using two well-annotated lung adenocarcinoma datasets identified upregulation of ornithine decarboxylase (the target for eflornithine). Additionally, LKB1-loss tumors show a significant up-regulation of several solute transporters (SLC7A2, SLC14A2, and SLC16A4). SLC7A2 is known to be responsible for the membrane transport of cationic amino acids arginine, lysine, and ornithine. Furthermore, LKB1 loss the arginine pathway in which arginine is converted to ornithine and urea (by arginase) and ornithine is converted to putrescine (by ODC1). Together, the results suggested that ODC1 may be a key metabolic driver in LKB1-loss lung cancer.

In other model systems eflornithine treatment has been shown to modulate the tumor microenvironment. A previously studied cohort revealed that ODC1 may be instrumental to immune suppression (Chamaillard et al. 1997). Since eflornithine is an ODC1 inhibitor, it is hypothesized that inhibiting the metabolic enzyme ODC1 using eflornithine will increase the number of tumor-infiltrating lymphocytes (TILs) in LKB1-loss tumors and restore benefit of PD(L)-1 blockade to these patients.

The Company is currently planning a Phase I/II investigator-initiated trial to assess eflornithine in patients with STK-11 mutant NSCLC with the goal of starting in early 2023.

Total Development Costs

The development of ivospemin involves a preclinical and a clinical development phase. We have completed our initial preclinical development work for pancreatic cancer as well as two Phase I clinical trials. The Phase II/III trial has just been initiated. Additional clinical trials will likely be required for FDA or other approvals in foreign jurisdictions if the results of the first-line clinical trial of our ivospemin product candidate justify continued development. The cost and timing of additional clinical trials is highly dependent on the nature and size of the trials.

The development of Flynpovi also has involved preclinical and clinical development work for FAP and colon cancer prevention. CPP is party to a licensing and development agreement giving exclusive rights to commercialize and develop Flynpovi in North America. The licensing and development agreement calls for the cost of development and obtaining approval in North America to be borne by the licensing partner. A registration trial in FAP is expected to begin in mid-2023.

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

We obtained U.S. Orphan Drug Status for ivospemin in 2014. On December 14, 2022, we announced that the EMA Committee for Orphan Medicinal Products issued a positive opinion on Panbela’s application for orphan designation of ivospemin (SBP-101) in combination with gemcitabine and nab Paclitaxel in patients with metastatic pancreatic ductal adenocarcinoma.

We have obtained orphan drug designation status for Flynpovi and eflornithine for FAP in the United States (2013 and 2011 respectively) and Europe (2013 and 2011 respectively). In addition, we have received orphan drug designation status for eflornithine as a single agent for neuroblastoma in the United States (2010) and Europe (2011) and for gastric cancer (2015) in the United States.

Fast Track

In June 2020, we received Fast Track Designation from the FDA for development of ivospemin for the treatment of first-line patients with metastatic PDA when administered in combination with gemcitabine and nab-paclitaxel.

Additionally, in September 2017, we received Fast Track Designation from the FDA for the development of Flynpovi for the treatment of FAP.

With the designation of Fast Track Designation, we, or our North American partners, may engage in more frequent interactions with the FDA, and the FDA may review sections of a New Drug Application (“NDA”) before the application is complete. This rolling review is available if we provide, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, Fast Track Designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Intellectual Property

As the result of efforts at our contract manufacturer Syngene International Ltd to refine the synthetic process, a new shorter synthetic process has been developed on which a patent (US 11,098,005 B2) “METHODS FOR PRODUCING (65,155)-3,8,13,18-TETRAAZAICOSANE-6, 15-DIOL” issued on Aug. 24, 2021 and was assigned to Panbela. The patent claims cover a novel process for the production of ivospemin and reduces the number of synthetic steps from nineteen to six.

For Flynpovi, there is a composition of matter patent for the fixed dose combination of eflornithine and sulindac that is broadly nationalized, providing potential protection through 2037. Additionally, we hold several Method of Use patents for Flynpovi and/or eflornithine for the treatment of Familial Adenomatous Polyposis, neuroblastoma, and the Treatment of Recent Onset Type 1 Diabetes.

We are evaluating other opportunities to provide additional intellectual property.

Human Capital Management

As of December 31, 2022, we had seven employees, six of which were full time. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

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

Flynpovi will be commercialized, if approved, in North America by One-Two.

Manufacturing and Suppliers

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing as well as for commercial manufacture of any products that we may commercialize. If needed, we intend to engage, by entering into a supply agreement or through another arrangement, third-party manufacturers to provide us with additional SBP-101 clinical supply. We identified and qualified manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services for our initial product candidate prior to our submission of an NDA to the FDA and expect to continue utilizing this approach for any future product candidates.

Securing the manufacture of Flynpovi for further clinical studies and for commercialization in North America, if the product is approved, is the responsibility of One-Two, who was granted a non-exclusive license to manufacture for North America.

Material Agreements

The Standard Exclusive License Agreement (“License Agreement”) dated December 22, 2011, between us and UFRF grants us an exclusive license to the proprietary technology covered by issued United States Patents Nos. US 5,962,533, which expired in February 2016, and US 6,160,022 which expired in July 2020 and Know-How as defined by the License Agreement, with reservations by UFRF for academic or government uses. Under this agreement, we had agreed to pay various royalties, expenses and milestone payments to UFRF. The License Agreement was amended in December 2016 (“First Amendment”) and again in October 2019 (“Second Amendment”). Under the Second Amendment all minimum royalty payments and milestone payments defined in the License Agreement were eliminated. In addition, the period for payment of royalties was changed to be the shorter of (i) ten (10) years from first commercial sale or (ii) the period of market exclusivity on a country-by-country basis. UFRF may also terminate this license for standard and similar causes such as material breach of the agreement, bankruptcy, failure to pay royalties and other customary conditions. The agreement allows for UFRF to terminate if the first commercial sale is not made by December 31, 2025.

CPP is party to a license agreement with One-Two dated July 16, 2021. Under the agreement, One-Two has licensed CPP’s North American development and commercialization rights for Flynpovi. The agreement also calls for CPP to receive a milestone payment upon regulatory approval of Flynpovi by the FDA and royalties on net sales of Flynpovi in the licensed territories. Payment of the milestone payment and net sales royalties shall be reduced on a dollar-for-dollar basis by amounts funded by One-Two for One-Two’s direct employee, clinical and regulatory costs associated with any development activities necessary to secure FDA approval. The Company is not responsible for any costs, as they are incurred, associated with the development and regulatory approval of Flynpovi in North America.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects/patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase II usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase II evaluations, pivotal, or Phase III trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In many cases the FDA requires two adequate and well-controlled Phase III clinical trials to demonstrate the efficacy of the drug. A single Phase III trial with other confirmatory evidence may be sufficient in instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome, and confirmation of the result in a second trial would be practically or ethically impossible. After an NDA is approved, a Phase IV trial may be undertaken to evaluate safety over a long period of time, quality of life or cost effectiveness.

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

Under the Fast Track program and the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to priority review by the FDA.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase IV testing, risk evaluation and mitigation strategies, or REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to current good manufacturing practices, or cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. While we reasonably believe our practices to be in compliance with the Anti-Kickback Statute, our practices may not in all cases meet all the criteria for protection under a statutory exception or regulatory safe harbor.

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

HIPAA created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, healthcare benefits, items or services.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report information related to certain payments or other transfers of value made or distributed to physicians, other specified health care professionals and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians, other specified health care professionals and teaching hospitals and report annually certain ownership and investment interests held by physicians and other specified health care professionals and their immediate family members. Some states have analogous laws requiring manufacturers to report certain transfers of value to covered individuals and entities. To distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

We have experienced negative cash flows for our operating activities since inception, primarily due to the investments required to commercialize our primary drug candidates. Our financing cash flows historically have been positive due to proceeds from the sale of equity securities and promissory notes issuances. Our net cash used in operating activities was $15.3 million and $7.2 million for the years ended December 31, 2022 and 2021, respectively, and we had negative working capital of $6.0 million on December 31, 2022 and working capital of $9.6 million as December 31,2021. Working capital is defined as current assets less current liabilities.

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

As a result of our current limited financial liquidity, our auditors’ report for our 2022 financial statements, which is included as part of this report, contains a statement concerning our ability to continue as a “going concern.” Our limited liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

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

Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital and will not be sufficient to fund our expected continuing opportunities. While we project that our current capital resources will fund our operations, including increased clinical trial costs, into the third quarter of 2023, we will require additional capital to continue to operate our business and complete our clinical development plans.

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

March of 2023 marks three years since the outbreak of COVID-19 was declared by the World Health Organization to be a pandemic. A pandemic, including COVID-19, or other public health epidemics pose the risk that we or our employees, contractors, suppliers, and other vendors may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. Early in the pandemic we paused enrollment in our Phase Ia/Ib clinical trial for 6 weeks to allow the health care systems involved in the trial time to focus resources on responding to the pandemic. Once enrollment was restarted in May 2020, we experienced no further delays. This delay did not have a material effect on the completion of enrollment or costs of the clinical trial. During the course of the pandemic, health care facilities have limited our ability to conduct on site patient data monitoring for our clinical trial; these visits are now successfully conducted remotely as necessary. We also experienced a short delay early in the pandemic, in the manufacturing of our active ingredient and another minor delay in 2021 in the preparation of drug product We believe our supply of drug is adequate and these delays have not caused any disruption in the start of the new Phase II/III clinical trial which we initiated in January of 2022. This new trial has been designed to mitigate any potential effects of COVID-19 on site activations or subject enrollment.

While we have not to date experienced any significant disruptions as a result of the pandemic, we are unable to estimate the future impact that COVID-19 could have on our operations. The recent trends in reduced infections and deaths, and increased levels of vaccination, should help reduce the risk that the pandemic may slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials. While the pandemic could still disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials, we believe that product secured in 2021 will be sufficient to complete the conduct of our new clinical trial. We often attend and present clinical updates at various medical and investor conferences throughout the year. The COVID-19 outbreak has caused, and may continue to cause, cancellations or reduced attendance of these conferences and we may need to seek alternate methods to present clinical updates and to engage with the medical and investment communities. The COVID-19 outbreak, including new variants of the virus, and future mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition and our potential to conduct financings on terms acceptable to us, if at all. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that remain uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

Our Board of Directors has centered our attention on our drug development activities, which are currently focused on a limited number of product candidates. Our ability to diversify our investments will depend on our access to additional capital and financing sources and the availability and identification of suitable opportunities.

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

Risks Related to Acquisitions and Integrations

We have and expect to incur substantial costs related to the acquisition of CPP and subsequent integration efforts.

We have incurred and expect to incur a number of non-recurring costs associated with acquisition of CPP and related transactions. These costs include legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, regulatory fees, closing, integration and other related costs.

Although the legal acquisition of CPP has been completed, integration may be more difficult, costly, or time-consuming than expected, and we may not realize the anticipated benefits of the underlying acquisition.

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

In addition, we and CPP have operated independently prior to the completion of the acquisition. It is possible that the now-active integration process could result in the loss of one or more key employees, including employees of CPP, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect each company’s ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period.

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

Risks Related to the Development and Approval of New Drugs

Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is highly uncertain. If any of our drug trials are delayed or yield unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our product candidate.

We must conduct extensive testing of each product candidate before we can obtain regulatory approval to market and sell it. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events, or side effects, caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial protocol. A clinical trial may fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting. Many clinical trials are conducted under the oversight of Independent Data Monitoring Committees (“IDMCs”) also known as DSMB’s. These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial’s continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results.

We will need to reevaluate our product candidates if they do not test favorably and either conduct new trials, which are expensive and time consuming, or abandon our drug development program. Even if we obtain positive results from preclinical or clinical trials, we may not achieve the same success in future trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, even after promising results have been obtained in earlier trials. The failure of clinical trials to demonstrate safety and effectiveness for the desired indication could harm the development of our product candidate and our business, financial condition and results of operations may be materially harmed.

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

We cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenues from this or other product candidates, if any. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

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

Our product candidates are based on new formulation of an existing technology which has never been approved for the treatment of any cancer and, consequently, is inherently risky. Concerns about the safety and efficacy of our product candidate could limit our future success.

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

Our ability to commence and complete the planned FAP registration trial depends substantially on a third party and its resources.

CPP has licensed the U.S. and Canadian rights to Flynpovi to One-Two, a private commercial-stage specialty pharma company focused on GI and orphan disease. Under the terms of the license, One-Two is responsible for all costs of development and approval of Flynpovi in North America. Accordingly, our ability to potentially obtain FDA approval of Flynpovi is dependent on One-Two’s ability to fund and complete the registration trial. Any failure to obtain regulatory approval of Flynpovi in this context could significantly limit our ability to obtain milestone payments or generate revenues from Flynpovi.

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

In recent years, several states, including California, Vermont, Maine, Minnesota, New Mexico and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports on sales, marketing, pricing and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. Unless we are in full compliance with these laws, we could face enforcement actions and fines and other penalties and could receive adverse publicity, all of which could harm our business.

If the product candidate we develop becomes subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, our ability to successfully commercialize our product candidate may be impaired.

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

For ivospemin, we are party to a license agreement with the University of Florida Research Foundation (“UFRF”) and for Flynpovi, we are party to a license agreement with the Arizona Board of Regents of the University of Arizona. The patents underlying the licensed intellectual property and those of other biopharmaceutical companies are generally uncertain and involve complex legal, scientific and factual questions.

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

Patents that we may acquire, and those that might be issued in the future, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology we develop. Because of the extensive time required for development, testing and regulatory review of potential product candidates, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage of the patent.

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

Because we operate in the highly technical field of medical technology development, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with all of our employees, consultants and corporate partners, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties any confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate more difficult. As of December 31, 2022, we had outstanding options to purchase 100,556 shares of our common stock at a weighted-average exercise price of $145.485 per share with a remaining contractual life of 6.2 years and outstanding warrants to purchase 889,910 shares of common stock at a weighted-average exercise price of $38.05 per share and a remaining exercise period of 4.33 years.

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

We will need to raise additional capital in the future to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We have had recurring losses from operations, negative operating cash flow and have an accumulated deficit. We must raise additional funds in order to continue financing our operations. If additional capital is not available to us when needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

If we are unable to secure additional funds when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and up to a total loss of investment by our stockholders.

We could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.

Although we recently cured previously identified minimum bid price and minimum stockholders’ equity deficiencies and regained compliance with all applicable listing standards of The Nasdaq Stock Market (“Nasdaq”), we have in the past received letters from its Listing Qualifications Department notifying us of noncompliance. If, for any reason, Nasdaq were to notify us of deficiencies and delist our securities from trading on The Nasdaq Capital Market and we were unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

●	the liquidity and marketability of our common stock;

●	the market price of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of institutional and general investors that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

In addition, if we cease to be eligible to trade on The Nasdaq Capital Market, we may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, our stock may be traded as a “penny stock” which would make transactions in our stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to further decline.

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

Item 4.         Mine Safety Disclosures

None.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “PBLA.” As of March 13, 2023, there were 277 holders of record of our common stock.

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

Ivospemin (SBP-101)

In 2015, the FDA accepted our Investigational New Drug (“IND”) application for our ivospemin (SBP-101) product candidate. In May of 2022 we were notified that the USAN had adopted ivospemin as a USAN for SBP-101. The USAN information on ivospemin was posted on the USAN Web site (www.ama-assn.org/go/usan).

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

In 2018, we began enrolling patients in our second clinical trial, a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of ivospemin (SBP-101) administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in four cohorts to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion phase of the trial. Interim results were presented in January of 2022. Best response in evaluable subjects (cohorts 4 and Ib N=29) was a CR in 1 (3%), PR in 13 (45%), SD in 10 (34%) and PD in 5 (17%). One subject did not have post baseline scans with RECIST tumor assessments. Median PFS, now final at 6.5 months, may have been negatively impacted by drug dosing interruptions to evaluate potential toxicity. Median overall survival in Cohort 4 + Phase Ib was 12.0 months when data was presented in January 2022 and is now final at 14.6 months. Two patients from cohort 2 have demonstrated long term survival. One at 30.3 months (final data) and one at 33.0 months and still alive at data base lock on March 18, 2022. Seven subjects are still alive at database lock, one from cohort 2 and six from cohort 4 plus Ib.

In January of 2022, the Company announced the initiation of a new clinical trial. Referred to as ASPIRE, the trial is a randomized double-blind placebo-controlled trial in combination with gemcitabine and nab-paclitaxel, a standard pancreatic cancer treatment regimen in patients previously untreated for metastatic pancreatic cancer. The trial will be conducted globally at approximately 95 sites in the United States, Europe and Asia - Pacific. The company announced the first patient enrolled in the trial in Australia in August of 2022. In September, the company announced that they had obtained regulatory approval to open sites in Spain, France and Italy. At December 31, 2022 there were 29 sites open in 6 countries.

While opening of clinical sites in the United States and the rest of the world has been slower than originally anticipated, due in part to resource fatigue in the medical community, the Company expects all countries and sites to be open bymid-2023.

The trial was originally designed as a phase II/III with a smaller initial sample size (150) to support the events required for interim analysis based on PFS and a primary endpoint of overall survival. In response to European and FDA regulatory feedback, the study was amended to include the total trial sample size (600) and the design modified to utilize overall survival as the primary endpoint to be examined at interim analysis. PFS will also be analyzed to provide additional efficacy evidence. This amendment was supported by the final data from the phase Ia/I9b first line metastatic pancreatic trial which completed enrollment in December of 2020. The study will enroll 600 subjects and is anticipated to take 36 months for complete enrollment with the interim analysis available in early 2024.

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

In July 2021, One-Two licensed from CPP the North American development and commercialization rights for Flynpovi, as described in the Company’s IND application. CPP transferred the IND for the product to the licensee as of the date of the agreement. The agreement provided upfront payments, which were recognized by CPP in the year ended December 31, 2021. The agreement also calls for CPP to receive a milestone payment upon regulatory approval of Flynpovi by the FDA and royalties on net sales of Flynpovi in the licensed territories. Payment of the milestone payment and net sales royalties shall be reduced on a dollar-for-dollar basis by amounts funded by One-Two for One-Two’s direct costs associated with any development activities necessary to secure FDA approval.

We also have an ongoing double-blind placebo-controlled trial of Flynpovi to prevent recurrence of high-risk adenomas and second primary colorectal cancers in patients with stage 0-III colon or rectal cancer, Phase III - Preventing Adenomas of the Colon With Eflornithine and Sulindac (“PACES”). The purpose of this study is to assess whether the combination of eflornithine (CPP-1X) and sulindac (compared to corresponding placebos) has efficacy against colorectal lesions with respect to high-grade dysplasia, adenomas with villous features, adenomas one cm or greater, multiple adenomas, any adenomas >/= 0.3 cm, total advanced colorectal events, or total colorectal events. The PACES trial is funded by the NCI in collaboration with SWOG.

Eflornithine (CPP-1X)/eflornithine sachets (CPP-1X-S)

In 2009 and 2018, the FDA accepted our IND applications for eflornithine (CPP-1X).

There are trials evaluating eflornithine sachets (CPP-1X-S) in relapsed refractory neuroblastoma supported by the Children’s Oncology Group (“COG”) /NCI (ongoing) and STK11 mutation patients with non-small cell lung cancer scheduled to begin this year. For eflornithine tablets (CPP-1X), a phase II trial in early onset Type I diabetes was opened on January 11, 2023 in collaboration with Indiana University and the Juvenile Diabetes Research Foundation (“JDRF”).

Financial Overview

On January 13, 2023, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-forty (1:40) shares of the Company's common stock. The reverse stock split was effective as of January 13, 2023. All share and per share amounts of our common stock presented have been retroactively adjusted to reflect the one-for-forty reverse stock split.

On June 15, 2022, Panbela acquired CPP, a private clinical stage company developing therapeutics to reduce the risk and recurrence of cancer and rare diseases, via merger for consideration consisting of (a) 164,684 shares of common stock, (b) 18,294 shares of common stock that remained subject to a holdback escrow (as defined in the Merger Agreement), (c) replacement options to purchase up to 39,904 shares of common stock at a weighted average purchase price of $14.01 per share, and (d) replacement warrants to purchase up to 8,452 shares of common stock at a weighted average purchase price of $164.07 per share, and post-closing contingent payments up to a maximum of $60 million, subject to satisfaction of certain milestones.

The Mergers, which resulted in Panbela Research and CPP becoming wholly owned subsidiaries of Panbela, is being accounted for as an asset acquisition. Substantially all of the purchase consideration was used to acquire the single asset, in process research and development (“IPR&D”). At acquisition, IPR&D was valued at approximately 17.1 million. Immediately after the Mergers, an additional $0.6 million of acquisition related expenditures were added to IPR&D and then the full amount of approximately $17.7 million was written off to current period research and development costs.

We have incurred losses of $91.1 million since 2011. For the year ended December 31, 2022, we incurred a net loss of $34.9 million. Included in the net loss for the year ended December 31, 2022 was the non-cash write off of approximately $17.7 million from IPR&D acquired as a result of the Mergers. We also incurred negative cash flows from operating activities of approximately $15.3 million for the year ended December 31, 2022. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize.

Our cash was approximately $1.3 million and $11.9 million as of December 31, 2022 and December 31, 2021, respectively. A decrease of $10.6 million in cash for the year ended December 30, 2022 was due to negative cash flow from operations which included $2.6 million to fund long term deposits held by the CRO leading our randomized ivospemin trial. The cash requirements for CPP operations during the period from June 15, 2022 through December 31, 2022 was not material. In January 2023, subsequent to the end of the period, the Company closed a registered public offering of common stock and warrants which resulted in gross proceeds of approximately $15.0 million. The Company also sold common stock through an At the Market facility, which gross proceeds totaled approximately $1.6 million. Along with certain cost reduction and cash preservation actions, the net proceeds of the offerings of approximately $13.7 million and $1.6 million, respectively, are expected to fund operations into the third quarter of 2023.

We will need to raise additional capital to continue our operations and execute our business plan past the third quarter of 2023, including completing required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data were not positive or if economic or market conditions deteriorate.

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

Research and Development Expenses

Research and development costs include expenses incurred in the conduct of our human clinical trials, for third-party service providers performing various testing and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of the SBP-101, Flynpovi and CPP-1X compounds for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our product candidates; personnel costs, including salaries, benefits and share-based compensation; and costs to license and maintain our licensed intellectual property.

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

Research and development costs also include IPR&D. This asset was acquired from the security holders of CPP and written off to research and development expense immediately subsequent to the asset acquisition.

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

We grant options to employees and non-employees, including our directors. Grants made to new employees are awarded on a case by case basis. Option grants to employees generally vest annually over three years from the date of the grant. Options granted to our non-employee directors generally vest over the year following the date of the grant. Options granted to other non-employees generally vest over three years. Options issued to employees and non-employees generally have a maximum term of ten years.

Option grants to non-employees have been made in conjunction with their service as advisors to us. Certain of these advisors have also purchased shares of stock in private placements, but none are known to beneficially own 5% or more of our outstanding common stock.

Accounting for Mergers and Acquisition

ASC 805, Business Combinations, provides a model for determining whether an acquisition represents a business combination. In order to be a business, the integrated set of activities of the acquired entity needs to have an input and a substantive process that together significantly contribute to the ability to create outputs. The acquired entity must also pass the “Screen Test” which involves determining whether the acquisition represents an in-substance asset acquisition based on whether the fair value of the gross assets acquired is “substantially all” concentrated in a single asset or group of similar assets. This evaluation excludes certain acquired assets such as cash, deferred taxes, and goodwill associated with deferred taxes, but includes all other gross assets, including any consideration transferred in excess of the identified assets.

The Company accounted for the acquisition of CPP as an asset acquisition after determining that the transaction did not meet the criteria of a business combination. The Company determined that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar identifiable assets, the most significant of which is the IPR&D asset associated with CPP’s product candidates.  The net assets were recorded at fair value at the date of acquisition and the IPR&D was recorded as research and development expense in the Company’s consolidated statement of operations.

Results of Operations

Comparison of the Results of Operations (in thousands) for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	Percent Change
Operating Expenses
General and administrative	$6,044	$4,587	31.8%
Research and development	28,049	5,423	417.2%
Total operating expenses	34,093	10,010	240.6%

Other (expense) income, net	(956)	(613)	56.0%
Income tax benefit	116	488	-76.2%

Net Loss	$(34,933)	$(10,135)	244.7%

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through December 31, 2022 vest based upon time-based and performance conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
General and administative	$889	$1,083
Research and development	199	204
Total stock based compensation	$1,088	$1,287

General and administrative expense

G&A expenses increased 31.8% to $6.0 million in 2022, up from $4.6 million in 2021. The increase in G&A expenses is primarily the result of increased legal and financial advisor expenses.

Research and product development expense

Our R&D expenses increased 417.2% to $28.0 million in 2022, up from $5.4 million in 2021. After considering the non-cash write off of approximately $17.7 million of IPR&D, the remaining increase is due primarily to increased clinical trial costs related to our ivospemin (SBP-101) randomized trial. As we expand our clinical studies it is expected that R&D expenses will continue to increase. The write off of IPR&D is a one-time occurrence.

Other income (expense), net

Other expense, net, was $1.0 million and $0.6 million for the year ended December 31, 2022 and 2021 respectively and was composed primarily of foreign currency transaction loss.

Income tax benefit

Income tax benefit decreased to $116,000 in 2022, down from $488,000 in 2021. Our income tax benefit is derived primarily from refundable tax incentives associated with our R&D activities conducted in Australia which have significantly curtailed in 2022 as the Phase Ia/Ib trial completed and the ASPIRE trial had not yet opened all sites planned for in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2022 and 2021 and for each of the fiscal years ended December 31, 2022 and 2021, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	December 31,
	2022	2021
Cash and cash equivalents	$1,285	$11,867
Working capital	$(6,056)	$9,619

Cash Flow Data	Year Ended December 31,
	2022	2021
Cash Provided by (used in):
Operating Activities	$(15,276)	$(7,245)
Investment Activities	(656)	-
Financing Activities	5,354	10,096
Effect of exchange rate changes on cash	(4)	(6)
Net increase in cash and cash equivalents	$(10,582)	$2,845

Working Capital

Our total cash and cash equivalents was $1.3 million as of December 31, 2022, compared to $11.9 million as of December 31, 2021. As of December 31, 2022, we had $7.8 million in current liabilities and negative working capital of $6.0 million. As of December 31, 2021, we had $2.7 million in current liabilities and working capital of $9.6 million. Working capital is calculated as current assets less current liabilities.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.3 million during 2022, compared to $7.2 million during 2021. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.7 million during 2022. The net cash used in 2022 is primarily cash expended for legal and financial advisor fees incurred at the end of the process to acquire CPP.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5.4 million for 2022 which primarily represents the net proceeds from a best efforts public offering common stock and warrants which was closed in October. Net cash provided from financing activities for 2021 was approximately $10.1 million which represents the net proceeds of approximately $9.1 from the underwritten public offering completed in July 2021 and approximately $1.0 million warrants exercised for cash during the first quarter of 2021.

Net Cash Provided by Financing Activities subsequent to December 31, 2022

During the month of January 2023, the Company sold common stock under the ATM Program. Net proceeds were approximately $1.6 million.

On January 30, 2023, the Company completed a registered public offering of common stock and warrants. The securities were issued for a combined offering price of $2.25 per share of common stock and 2 warrants, or $2.249 per pre-funded warrant and 2 warrants. Net proceeds from the offering totaled approximately $13.7 million.

Capital Requirements

As we continue to pursue our operations and execute our business plan, including the completion of clinical development plan for our initial product candidate, SBP-101, in pancreatic cancer, and pursuing regulatory approvals in the United States, the European Union and other international markets, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●	the progress of clinical trials required to support our applications for regulatory approvals, including the completion of our global, randomized Phase II/III trial initiated in January of 2022;

●	the cost to implement development efforts for SBP-101 in ovarian cancer and expand development efforts for assets acquired as the result of the acquisition of CPP;

●	the cost, if any, to develop our product candidate, Flynpovi, in geographies outside of North America;

●	the cost to develop eflornithine in various indications if early clinical trials underway now, and funded through third party collaborations are successful;

●	our ability to demonstrate the safety and effectiveness of our product candidates;

●	our ability to obtain regulatory approval of our product candidates in the United States, the European Union or other international markets;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidates;

●	the market acceptance and level of future sales of our product candidates;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments; and

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims.

As of December 31, 2022, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

Indebtedness

CPP issued to Sucampo GmbH (“Lender”) an Amended and Restated Promissory Note (the “Note”) on June 15, 2022 for the principal sum of approximately $6.2 million (the “Principal”). The note bears simple interest on any outstanding Principal at a rate of 5% per annum. All unpaid Principal, together with any then unpaid and accrued interest, is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31, 2023, January 31, 2024, January 31, 2025 and January 31, 2026; (ii) all remaining Principal plus accrued but unpaid interest on or before January 31, 2027. If CPP or its parent, Panbela, receives cash proceeds from any issuance or offering of debt or equity before January 31, 2023, then CPP shall be required to make a concurrent mandatory prepayment of this note from such cash proceeds in an amount equal to the lesser of (i) $1.0 million plus all interest accrued but unpaid on this note through the date of payment; and (ii) ten percent of such cash proceeds. The amount payable by CPP on January 31, 2023 will be reduced on a dollar-for-dollar basis by the amount of such prepayment. The Company completed an equity raise on October 4, 2022 which then gave rise to an obligation to pay 10% of the $6.0 million gross proceeds or $600,000, which was due by November 4, 2022.  Subsequent to December 31, 2022, The Company made the scheduled January 31, 2023 payment of $1.0 million plus accrued interest.

Panbela has provided a Guarantee of payment in favor of the Lender for the full amount of the Note issued to the Lender.

As of December 31, 2022, CPP had an outstanding and amended promissory note with a former development partner, Tillotts Pharma AG (“Tillotts”). The principal amount on the note was $650,000. Interest accrues at a simple interest rate of 5% per year. This note and accrued but unpaid interest was paid in full on January 31, 2023.

Issuances of Common Stock and warrants during 2022 and 2021

On October 4, 2022, the Company completed a registered public offering and issued an aggregate of 177,175 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 325,325 shares of common stock at an exercise price of $0.001 per shares and warrants to purchase up to an aggregate of 753,749 shares of its common stock. The exercise price on these warrants were repriced after a dilutive public offering that closed on January 30, 2023 to $1.51 per share. The securities were issued for a combined offering price of $12.00 per share of common stock and 1.5 warrants, or $11.999 per pre-funded warrant and 1.5 warrants. Net proceeds from the offering totaled approximately $5.3 million. All pre-funded warrants were exercised by December 31, 2022. The securities were offered pursuant to an effective registration statement on Form S-1.

On July 19, 2022, Panbela Therapeutics, Inc. (the “Company”), entered into a Sales Agreement with Roth Capital Partners, LLC (the “Agent”) to sell shares of the Company’s common stock having an aggregate gross sales price of up to $8,400,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the last month of the year ended December 31, 2022, the Company sold 28,343 shares of common stock under the ATM Offering and generated approximately $93,000 in gross proceeds. The Company incurred financing costs of approximately $44,000, which were charged to additional paid in capital in December 2022 when the Company began selling shares under the ATM Offering. Under the ATM Program, the Company pays the Agent a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the ATM Program. Net proceeds for the year ended December 31, 2022 was approximately $46,000.

On July 2, 2021, the Company completed an underwritten public offering of 83,333 shares of its common stock for a purchase price of $120.00 per share. The gross proceeds from the offering was approximately $10.0 million. The net proceeds, after deducting the underwriter’s discount and other offering costs, was approximately $9.1 million.

Future Capital Requirements

We require additional funds to continue our operations and execute our business plan, including completion of required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. We believe that our existing cash and cash raised through public offerings in January 2023 will be sufficient to fund our operating expenses into the third quarter of 2023.

If we are unable to obtain additional financing when needed, we would need to scale back our operations, taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff or staff compensation, significantly modifying or delaying the development of our product candidates, licensing to third parties the rights to commercialize our product candidate for pancreatic cancer or other applications that we would otherwise seek to pursue, or suspending operations.

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

Our future success is dependent upon our ability to obtain additional financing, Phase II/III clinical trials and required future trials, and our ability to obtain marketing approval for our product candidates in the United States, the European Union and other international markets. If we are unable to obtain additional financing when needed, if our Phase II/III clinical trial is not successful, if we do not receive regulatory approval required for future trials or if once these studies are concluded, we do not receive marketing approval for our SBP-101 product candidate, we would not be able to continue as a going concern and would be forced to cease operations. The financial statements included in this report have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

Jennifer K. Simpson, Ph.D., MSN, CRNP, age 54, has served as President and Chief Executive Officer and as a director of our Company since July 2020. Prior to joining the Company Dr. Simpson served as President and Chief Executive Officer and as a member of the board of directors of Delcath Systems, Inc. (Nasdaq: DCTH) from 2015 to June 2020. She had previously held various other leadership roles at Delcath since 2012. From 2011 to 2012, Dr. Simpson served as Vice President, Global Marketing, Oncology Brand Lead at ImClone Systems, Inc. (a wholly owned subsidiary of Eli Lilly and Company), where she was responsible for all product commercialization activities and launch preparation for one of the late-stage assets. From 2009 to 2011, Dr. Simpson served as Vice President, Product Champion and from 2008 to 2009 as the Associate Vice President, Product Champion for ImClone’s product Ramucirumab. From 2006 to 2008, Dr. Simpson served as Product Director, Oncology Therapeutics Marketing at Ortho Biotech (now Janssen Biotech), a Pennsylvania-based biotech company that focuses on innovative solutions in immunology, oncology and nephrology. Earlier in her career, Dr. Simpson spent over a decade as a hematology/oncology nurse practitioner and educator. Dr. Simpson has served on the board of directors and nominating and corporate governance committee of Eagle Pharmaceuticals, Inc. since August 2019 and on the board of Directors of CytRx Corporation since July 2021. Dr. Simpson earned a Ph.D. in Epidemiology from the University of Pittsburgh, an M.S. in Nursing from the University of Rochester, and a B.S. in Nursing from the State University of New York at Buffalo.

Susan Horvath, age 63, has served as our Vice President and Chief Financial Officer since April 2018. Ms. Horvath has held both finance and operating positions within pharmaceutical, healthcare and consumer organizations. In addition to her position with the Company, Ms. Horvath sits on the board of directors and provides financial consulting services for Photonic Pharma, LLC, a privately held company focused on efficiencies in early stage drug discovery. Prior to joining the Panbela team Ms. Horvath served as Chief Financial Officer of Eyebobs, LLC, a private company focused on eyewear for corrective vision, from 2016 to January 2018; Vice President and Chief Financial Officer of Tenacious Holdings, Inc. (d/b/a ergodyne), a privately held, safety products company, from 2014 to 2016; Chief Financial Officer and Vice President of Human Resources at Healthsense, Inc., a next generation technology (SaaS) and remote monitoring company focused on providing safety and improving quality of life while reducing overall costs of healthcare for seniors and fragile adults, from 2011 to 2014; Chief Financial Officer, Vice President of Operations & Human Resources of Hemosphere, Inc., an early commercialization stage medical device company, from 2008 to 2010; and Vice President & Team Leader International of CNS, Inc, a publicly traded consumer health care products company focused on the development and marketing of strong consumer brands, from 2004 to 2007. Ms. Horvath holds a Bachelor of Science degree in Accounting from the University of Illinois, Champaign, and is a Certified Management Accountant and Certified Public Accountant, inactive.

Information about our Board of Directors

Our business is overseen by a Board of Directors divided into three classes as nearly equal in number as possible, and directors typically are elected to a designated class for a term of three years. The following sets forth certain information regarding the current members of our Board of Directors:

Class I Directors -Terms Expiring in 2023

Daniel J. Donovan, age 58, has served as a director since June 2022. He had served as a director and Chief Business Officer, a non-employee position, of CPP from 2011 until immediately before the completion of its acquisition by Panbela in June 2022. He has served as chief executive officer of rareLife Solutions, Inc., a private company since he founded it in 2014. He served on the Board of Directors at Intensity Therapeutics since January of 2023 and is a member of the audit committee. Before rareLife, Mr. Donovan founded Envision Pharma in 2001, serving as managing director then president until 2011. Envision Pharma was acquired by United BioSource Corporation in 2008, where Mr. Donovan served as Senior Vice President Strategy and Market Development and was a member of the leadership team. Mr. Donovan began his career at Pfizer serving in a variety of positions of increasing responsibility, ranging from sales to market research and marketing in the U.S. and internationally, culminating in his position as Director and European Team Leader. During his time at Pfizer, he played a pivotal role in the commercialization of some of the pharmaceutical industry’s most successful product launches.

Jeffrey E. Jacob, age 61, has served as a director since June 2022. He served as Chief Executive Officer of CPP from 2009 until immediately before the completion of its acquisition by Panbela in June 2022. He is also the principal of Tucson Pharma Ventures LLC, an Arizona-based biopharmaceutical consulting and investment firm, a role he’s held since 2004. In 2004, Mr. Jacob founded Systems Medicine Inc., a startup company applying systems biology, predictive pharmacogenomics, and clinical trial design innovations to the development of new cancer drugs and served as its chief executive officer until its sale in 2007, after which he served as a divisional chief executive officer until late 2008. Between 1987 and 2004, Mr. Jacob was employed by Research Corporation Technologies, most recently as Senior Vice President. During that time, he led the transformation of Research Corporation Technologies from a patent development and licensing organization to an early stage-technology incubation and venture deployment firm. He has served as a member of the board of directors of Research Corporation Technologies and currently serves as its chair. He is also a founding board member and previously served as the chief program officer of Critical Path Institute. Mr. Jacob holds a master’s degree in engineering and a master’s degree in technology and policy from the Massachusetts Institute of Technology and a bachelor’s degree in engineering from the University of Arizona.

Jennifer K. Simpson Ph.D., MSN, CRNP, has served as our President and Chief Executive Officer and as a director of our Company since July 2020. See “Information about our Executive Officers” above for further information regarding Dr. Simpson’s background and experience.

Class II Directors - Term Expiring in 2024

Michael T. Cullen, M.D., M.B.A., age 77, has served as Chairman of the Board and a non-employee director of our Company since his retirement as an employee of the Company in May 2021. Dr. Cullen had served as Executive Chairman and as a director of our Company since its co-founding in November 2011. Dr. Cullen brings 33 years of pharmaceutical experience to our Company, including expertise in working with development-stage companies in planning, designing and advancing drug candidates from preclinical through clinical development. Dr. Cullen served as our President and Chief Executive Officer between October 2018 and July 2020. He previously served as our Chief Medical Officer and President from November 2011 to June 2015. Dr. Cullen provided due diligence consulting to the pharmaceutical industry from 2009 to 2011, after one year in transition consulting to Eisai Pharmaceuticals. He developed several oncology drugs as Chief Medical Officer for MGI Pharma Inc. from 2000 to 2008, and previously at G.D. Searle, SunPharm Corporation, and as Vice President for Clinical Consulting at IBAH Inc., the world’s fifth largest contract research organization, where he provided consulting services on business strategy, creating development plans, regulatory matters and designing clinical trials for several development stage companies in the pharmaceutical industry. Dr. Cullen was also a co-founder and Chief Executive Officer of IDD Medical, a pharmaceutical start-up company. Dr. Cullen joined 3M Pharmaceuticals in 1988 and contributed to the development of cardiovascular, pulmonary, rheumatology and immune-response modification drugs. Over the course of his career Dr. Cullen has been instrumental in obtaining the approval of ten drugs, including three since 2004: Aloxi®, Dacogen® and Lusedra®. Board-certified in Internal Medicine, Dr. Cullen practiced from 1977 to 1988 at Owatonna Clinic, Owatonna, MN, where he served as president. Dr. Cullen earned his MD and BS degrees from the University of Minnesota and his M.B.A. from the University of St. Thomas and completed his residency and Board certification in Internal Medicine through the University of North Carolina in Chapel Hill and Wilmington, NC.

D. Robert Schemel, age 67, has served as a director since September 2015. Mr. Schemel had previously served as a director of Sun BioPharma Research, Inc. since March 2012. Mr. Schemel has over 39 years’ experience in the agriculture industry. From 1973-2005, Mr. Schemel owned and operated a farming operation in Kandiyohi County, Minnesota, building a 5,000-acre operation producing corn, soybeans and sugar beets. Mr. Schemel has extensive experience in serving on boards of directors. From 1992-1996 he served as a board member for ValAdCo and then from 1996-2003 he served as the Chairman of the Board for Phenix Biocomposites.

Class III Directors -Terms Expiring in 2025

Arthur J. Fratamico, age 57, has served as a director of our Company since December of 2019. He is a registered pharmacist with over 30 years of experience in the pharmaceutical industry and has been the Chief Executive Officer of Radiant Biotherapeutics, which is advancing a novel antibody platform that is focused on the development of Multabodies, which are multi-valent and multi-specific antibodies since May 2021. Prior to Radiant, Mr. Fratamico served as Chief Business Officer at Galera Therapeutics, Inc., a biopharmaceutical company dedicated to discovering and developing novel dismutase mimetics with the goal of transforming cancer radiotherapy, since January 2017. Prior to joining Galera, Mr. Fratamico served as Chief Business Officer of Vitae Pharmaceuticals, Inc., a Nasdaq-listed clinical-stage biotechnology company, from May 2014 until its sale to Allergan in December 2016. Prior to Vitae Pharmaceuticals, he held similar executive roles with a number of biotechnology companies leading their business development efforts, including facilitating the sales of Gemin X Pharmaceuticals, Inc. and MGI Pharma, Inc. In addition to being responsible for numerous licensing transactions and acquisitions, he also directed corporate strategy and managed external corporate communications. He also served in several senior marketing, product planning and new product development positions. Mr. Fratamico earned a bachelor’s degree in pharmacy from the Philadelphia College of Pharmacy and Science and an M.B.A. from Drexel University.

Jeffrey S. Mathiesen, age 62, has served as a director of our Company since September 2015. Mr. Mathiesen also serves as a director and audit committee chairman of NeuroOne Medical Technologies Corporation, a publicly traded medical device company. Since June 2021, Mr. Mathiesen has served as Chief Financial Officer, Treasurer and Secretary of Helius Medical Technologies, Inc. (Nasdaq: HSDT), a publicly traded medical device company, developing noninvasive platform technologies focused on neurological wellness, and he served as director since May2022 and previously served as director and Audit Committee Chair from June 2020 through June 2021. Additionally, Mr. Mathiesen previously served as a director and Audit Committee Chair of Healthcare Triangle, Inc. (Nasdaq: HCTI), a publicly traded provider of cloud and data transformation platform and solutions for healthcare and life sciences, from March 2022 to December 2022 and as a director and audit committee chairman of eNeura, Inc., a privately held medical technology company providing therapy for both acute treatment and prevention of migraine, from July 2018 to February 2020. Mr. Mathiesen has served as Advisor to the CEO of Teewinot Life Sciences, a privately held biopharmaceutical company focused on the biosynthetic production of pure pharmaceutical grade cannabinoids from October 2019 to December 2019, and as Chief Financial Officer from March 2019 to October 2019. In August 2020, Teewinot Life Sciences filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Previously he served as Chief Financial Officer of Gemphire Therapeutics Inc., a publicly traded biopharmaceutical company from September 2015 to September 2018. From August 2015 to September 2015, he was a consultant to Gemphire. He served as Chief Financial Officer of Sunshine Heart, Inc., a publicly traded medical device company, from March 2011 to January 2015. Mr. Mathiesen has held executive positions with publicly traded companies dating back to 1993, including vice president and chief financial officer positions. Mr. Mathiesen holds a B.S. in Accounting from the University of South Dakota and is also a Certified Public Accountant.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities and Exchange Act of 1934 requires that our directors, executive officers and beneficial owners of more than 10% of our common stock file initial reports of ownership and reports of changes in ownership with the SEC. Directors, executive officers and beneficial owners of greater than 10% of our common stock are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our directors and executive officers, all Section 16(a) filing requirements were met for the fiscal year ended December 31, 2022.

Code of Ethics and Business Conduct

We have adopted a code of ethics and business conduct (the “Code”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees and our directors. The Code is posted to the Investor Relations-Corporate Governance section of our website at www.panbela.com. We intend to include on our website, within the time period required by Form 8-K, an amendment to, or waiver from, any provision of our Code that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions, and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of SEC Regulation S-K.

Certain Information Regarding Board Committees

Audit Committee

The Audit Committee is composed of three members, Mr. Mathiesen, its chair, and Messrs. Donovan and Schemel. The committee’s primary functions, among others, are to: (a) assist the Board of Directors in discharging its statutory and fiduciary responsibilities with regard to audits of the books and records of our Company and the monitoring of its accounting and financial reporting practices; (b) carry on appropriate oversight to determine that our Company and its subsidiaries have adequate administrative and internal accounting controls and that they are operating in accordance with prescribed procedures and codes of conduct; and (c) independently review our Company’s financial information that is distributed to stockholders and the general public.

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

Item 11.         Executive Compensation

Compensation of Named Executive Officers

The following disclosure focuses on our named executive officers. For fiscal 2022, our “named executive officers” consisted of our only executive officers, Dr. Simpson and Ms. Horvath.

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

Summary Compensation Table

The following table provides information regarding the compensation earned by our named executive officers for fiscal 2022 (collectively referred to as the “Executives”):

Name and Principal Positions	Year	Salary ($)	Option Awards (a) ($)	Nonequity Incentive Plan Compensation (b) ($)	Total ($)
Jennifer K. Simpson	2022	506,000	-	188,324	694,324
President and Chief Executive Officer	2021	476,609	537,702	182,422	1,196,733
Susan Horvath	2022	320,000	-	103,459	423,459
Chief Financial Officer and Vice President of Finance	2021	302,200	155,258	99,620	557,078

(a)	The values of option awards in this table represent the fair value of such awards granted during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions used to determine the valuation of the awards are discussed in Note 9 to the consolidated financial statements. No equity awards were granted during fiscal 2022.
(b)	Represents payments made under the Company’ s 2022 and 2021 Cash Incentive Programs as described further below.

Outstanding Equity Awards as of December 31, 2022

		Option Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option exercise price ($)	Option expiration Date
Jennifer K. Simpson	7/17/2020	3,975	1,326(a)	399.60	7/17/2030
	3/30/2021	1,416	2,834(b)	163.60	3/30/2031
	9/13/2021	159	319(c)	90.40	9/13/2031

Susan Horvath	4/17/2018	1,000	–	230.00	4/17/2028
	5/21/2019	1,444	-	118.00	5/21/2029
	9/24/2019	625	–	200.00	9/24/2029
	6/24/2020	600	200(d)	159.36	6/24/2030
	3/30/2021	333	667(e)	163.60	3/30/2031
	9/13/2021	101	202(f)	90.40	9/13/2031

(a)	Scheduled to vest with respect to 1,326 on July 17, 2023.
(b)	Scheduled to vest with respect to 1,417 on March 30thin each of 2023 and 2024.
(c)	Scheduled to vest with respect to 159 on September 13, 2023 and 160 on September 13, 2024.
(d)	Scheduled to vest with respect to 200 on June 24, 2023.
(e)	Scheduled to vest with respect to 333 and 334 on March 30, 2023 and 2024 respectively.
(f)	Scheduled to vest with respect to 101 on September 13thin each of 2023 and 2024.

Cash Incentive Compensation

For 2022 and 2021, the Compensation Committee established performance objectives for each of the Executives based on clinical development and financial milestones. Each Executive’s potential payment upon satisfaction of the objectives was equal to the target set forth in the Executive’s employment agreement as described further below. In the first quarter of 2023, the Compensation Committee determined that Dr. Simpson’s bonus for 2022 was approved for payment at 74.44% of target and Ms. Horvath’s bonus was approved for payment at 80.83% of target. The 2022 incentive was paid in the first quarter of 2023. In the first quarter of 2022, the Compensation Committee determined that Dr. Simpson’s bonus for 2021 was approved for payment at 76.55% of target and Ms. Horvath’s bonus was approved for payment at 82.41% of target. The 2021 incentive was paid in the first quarter of 2022. No cash bonus was paid or will be paid to Dr. Cullen in 2022 as the Company’s plan requires that employees are employed as of the end of the year to be eligible for a bonus.

Employment Agreements

We are party to employment agreements with each of the Executives. In addition to the specific terms summarized below, each Executive is eligible to participate in the other compensation and benefit programs generally available to our employees, including our other executive officers, if any. Each such employment agreement also includes customary non-competition and non-solicitation covenants and a requirement that the Executive carry out a supplemental agreement regarding confidentiality and assignment of intellectual property.

In accordance with the employment agreements, the base salary of each Executive is reviewed annually by the Compensation Committee of our Board of Directors. Pursuant to the employment agreements, the committee may authorize an increase for the applicable year but may not reduce an Executive’s base salary below its then-current level other than with the Executive’s consent or pursuant to a general wage reduction in respect of substantially all of our executive officers. As discussed above, the Compensation Committee established performance criteria for 2022 and, based upon achievement of those objectives, cash payments were approved and paid in the first quarter of 2023.

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

Vice President of Finance and Chief Financial Officer

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

Potential Payments Upon Termination or Change-in-Control

Under their respective employment agreements, if any of the Executive’s employment is terminated by us for any reason other than for “cause” (as defined in the applicable employment agreement) or by him or her for “good reason” (as defined in the applicable employment agreement), then he or she will be eligible to receive an amount equal to their respective annualized salary plus an amount equal to a prorated portion of their cash bonus target, if any, for the year in which the termination occurred, in addition to other amounts accrued on or before the date of termination. If any such termination occurs within six months prior to or two years after a “change of control” (as defined in the applicable employment agreement), then the Executive would instead receive an amount equal to his or her respective annualized salary, plus an amount equal to his or her full cash bonus target for the year in which the termination occurred.

Director Compensation

The following table sets forth certain information regarding compensation of the persons who served as non-employee directors during the most recently completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Michael T. Cullen (c)	72,500	72,500
Daniel Donovan (d)	26,250	26,250
Arthur J. Fratamico (e)	49,000	49,000
Jeffrey Jacob (f)	20,000	20,000
Jeffrey S. Mathiesen (g)	81,500	81,500
Paul W. Schaffer (h)	30,000	30,000
D. Robert Schemel (i)	57,500	57,500

(c)	Dr. Cullen held options to purchase an aggregate of 12,461 shares as of December 31, 2022
(d)	Mr. Donovan held options to purchase an aggregate of 1,488 shares as of December 31, 2022.
(e)	Mr. Fratamico held options to purchase an aggregate of 1,441 shares as of December 31, 2022..
(f)	Mr. Jacob held options to purchase an aggregate of 8,662 shares as of December 31, 2022.
(g)	Mr. Mathiesen held options to purchase an aggregate of 2,016 shares as of December 31, 2022.
(h)	Mr. Schafer resigned from the Board on June 15, 2022 and holds options to purchase an aggregate of 2,016 shares as of December 31, 2022.
(i)	Mr. Schemel held options to purchase an aggregate of 2,016 shares as of December 31, 2022.

During 2022, our Company reimbursed non-employee directors for out-of-pocket expenses incurred in connection with attending meetings of our Board of Directors and its committees.

In February 2022, the Compensation Committee approved an update to the cash compensation for non-employee directors. The revised annual amounts described below were effective January 1, 2022 and have not been changed for the year beginning January 1, 2023. These annual amounts will be paid out monthly.

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

Equity Compensation Plan Information

The following table presents the number of shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	100,556	(a)	$145.50	50,511	(b)
Equity compensation plans not approved by security holders	–		–	–
Total	100,556			50,511

(a)

Includes 55,495 shares underlying common stock options under the 2016 Plan, 5,600 shares underlying common stock options under the 2011 plan and 39,461 shares underlying the CPP option plan. We ceased issuing awards under the 2011 Plan upon stockholder approval of the 2016 plan in 2016.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our outstanding common stock as of March 13, 2023 by (i) each of our named executive officers identified in the Summary Compensation Table below; (ii) each of our directors; (iii) all of our executive officers, directors and director nominees as a group; and (iv) each other beneficial owner of 5% or more of our outstanding common stock. Ownership percentages are based on 14,595,873 shares of common stock outstanding as of the close of business on the same date. Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge and subject to applicable community property laws, each of the holders of stock listed below has sole voting and investment power as to the stock owned unless otherwise noted. The table below includes the number of shares underlying rights to acquire common stock that are exercisable within 60 days from March 13, 2023. Except as otherwise noted below, the address for each director or officer listed in the table is c/o Panbela Therapeutics, Inc., 712 Vista Blvd #305, Waconia, Minnesota 55387.

Name	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
Executive Officers and Directors
Jennifer K. Simpson	20,443	(b)	*
Susan Horvath	18,598	(c)	*
Michael T. Cullen	34,282	(d)	*
Daniel Donovan	9,372	(e)	*
Arthur J. Fratamico	1,736	(f)	*
Jeffrey Jacob	19,200	(g)	*
Jeffrey S. Mathiesen	2,271	(h)	*
D. Robert Schemel	24,285	(i)	*
All directors and current executive officers as a group (8 persons)	130,187	(l)	*

Lind Global Fund II LP et al. 444 Madison Ave, Floor 41 New York, NY 10022	590,000	(m)	6.0%

(b)	Includes 25 shares indirectly held, 6,966 shares subject to stock options and 8,948 shares subject to warrants.
(c)	Includes 4,436 shares subject to stock options and 9,384 shares subject to warrants.
*	Less than 1%

(d)	Includes 9,239 shares held by the Cullen Living Trust. 11,689 shares subject to stock options and 7,937 shares subject to warrants.
(e)

Includes 1,488 shares subject to stock options. Also includes 1,888 shares held by Westport Boys, LLC (“Westport”), 4,081 shares held by GDB Investments, LLP (“GDB”), and 129 shares subject to a warrant held by GDB Investments, LLP. Mr. Donovan is a managing member of Westport and a designated member of GDB. Mr. Donovan disclaims beneficial ownership of the securities owned by Westport and GDB except to the extent of his pecuniary interest therein.

(f)	Includes 1,441 shares subject to stock options and 60 shares subject to warrants.
(g)

Includes 1,237 shares subject to warrants, 8,663 shares subject to options and 444 shares held jointly with spouse. Also includes 1,359 shares and 129 shares subject to a warrant, in each case held by the Jeffrey and Deborah Jacob Family Revocable Trust.

(h)	Includes 2016 shares subject to options.
(i)

Includes 12,066 shares held by spouse, 293 shares held by mother over which director holds both voting and depository power but disclaims beneficial ownership and 2,016 shares subject to stock options and 7500 shares subject to warrants.

(l)	Includes 38,714 shares subject to stock options and 35,325 shares subject to warrants.
(m)

Includes warrants to purchase up to 650,000 shares of common stock. The warrants include a provision limiting the holder’s ability to exercise the Warrants if such exercise would cause the holder to beneficially own greater than 9.99% of the Company. Based on Schedule 13G filed with the SEC jointly by Lind Global Fund II LP, Lind Global Partners II LLC, and Jeff Easton on January 30, 2023, reflecting securities beneficially owned as of the same date. Mr. Easton, the managing member of Lind Global Partners II LLC, and Lind Global Partners II LLC, the general partner of Lind Global Fund II, LP, were reported to have sole voting and dispositive power with respect to the shares, which are held by Lind Global Fund II LP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The following is a summary of transactions since January 1, 2021 to which our Company has been a party and in which the amount involved exceeded $89,000, which is approximately 1% of the average of our total assets as of the ends of our last two completed fiscal years, and in which any of our directors, executive officers, or beneficial owners of more than 10% of our capital stock had or will have a direct or indirect material interest, other than the compensation arrangements that are described under the heading “Executive Compensation: Employment Agreements” in Item 11.

On June 15, 2022, CPP entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Jacob, now a director of Panbela, whereby he resigned as its Chief Executive Officer, employee, and all other capacities, immediately prior to the closing of our acquisition of CPP. In consideration for Mr. Jacob’s acknowledgements, representations, warranties, covenants, releases and agreements set forth in the Separation Agreement, CPP has agreed to pay to Mr. Jacob a total of $350,000, representing one times his base salary at the time of his resignation. Such payment will become due upon the earlier of (i) CPP or its parent completing a material financing and (ii) the two-year anniversary of the Closing Date, or June 15, 2024. As further consideration, CPP has also agreed to reimburse Mr. Jacob for the employer’s portion of the premium payments for him to continue his current medical insurance coverage for 12 months through the Consolidated Omnibus Budget Reconciliation Act (COBRA).

Dr. Suzanne Gagnon was the Company’s Chief Medical Officer until her retirement in July of 2021. Dr. Gagnon remained a member of our Board of Directors until June 15, 2022. We were party to an employment agreement with Dr. Gagnon in substantially the same form as the employment agreements with the Executives described above under the heading “Executive Compensation: Employment Agreements” in Item 11. Dr. Gagnon was eligible to participate in the other compensation and benefit programs generally available to our employees. Her employment agreement also included customary confidentiality, non-competition and non-solicitation covenants. Under the employment agreement in effect through her voluntary retirement, Dr. Gagnon was entitled to receive an annualized base salary $360,000. During 2021, Dr. Gagnon received compensation from the Company amounting to $197,800. In addition, in February 2021, based on the achievement of established metrics for 2020, Dr. Gagnon received a cash bonus of $117,000. No cash bonus was paid to Dr. Gagnon in 2022 as the Company’s plan requires that employees are employed as of the end of the year to be eligible for a bonus.

In July 2021, after approval by our Audit Committee, we entered into a consulting contract with Dr. Gagnon. The services to be provided by Dr. Gagnon include her professional support to complete the final study report for the Phase Ia/Ib clinical trial and additional support as a medical consultant for the clinical and administrative teams. The contract will expire in July of 2023 but may be terminated early by either party or extended if mutually agreed upon. Dr. Gagnon was paid approximately $72,000 and $54,600 in professional consulting fees for the years ended December 31, 2022 and 2021, respectively.

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

Director Independence

The continued listing rules of The Nasdaq Stock Market, LLC (the “Nasdaq Rules”) require that a majority of our Board of Directors be “independent directors” as that term is defined in the Nasdaq Rules. Our Board has determined that each of Messrs. Donovan, Fratamico, Mathiesen, and Schemel are “independent directors.”

Item 14.	Principal Accounting Fees and Services

Audit Fees

Cherry Bekaert LLP (PCAOB ID 00677) served as our independent registered public accounting firm for the years ended December 31, 2022 and 2021. The following table presents the aggregate fees for professional services provided by Cherry Bekaert LLP related to those fiscal years:

	Year Ended
	December 31, 2022	December 31, 2021
Audit Fees (a)	$124,800	$105,500
Audit-Related Fees (b)	5,575	2,350
Total	$130,375	$107,850

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

Pre-approval Policy

The Audit Committee has established a policy governing our use of the services of our independent registered public accountants. Under the policy, the Audit Committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In 2022 and 2021, all fees identified above under the captions “Audit Fees” that were billed by Cherry Bekaert LLP were approved by the Audit Committee in accordance with SEC requirements.

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

(3)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated February 21, 2022, by and among Panbela Therapeutics, Inc., Canary Merger Holdings, Inc., Canary Merger Subsidiary I, Inc., Canary Merger Subsidiary II, Inc., Cancer Prevention Pharmaceuticals, Inc., and Fortis Advisors LLC, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to current report on Form 8-K filed February 22, 2022)
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed January 17, 2023)
3.2	Bylaws (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed June 16, 2022)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to annual report on Form 10-K for fiscal year ended December 31, 2020)
4.2	Form of Common Stock Warrant issued December 2018 and January 2019 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed December 28, 2018)
4.3	Common Stock Warrant issued April 2, 2019 (incorporated by reference to Exhibit 10.3 to quarterly report on Form 10-Q for quarter ended March 31, 2019)
4.4	Form of Common Stock Warrant issued August through October 2019 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed August 29, 2019)
4.5	Form of Warrants issued May 22, June 5, June 15, and June 22, 2020 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 11, 2020)
4.6	Warrant Agency Agreement with VStock Transfer, LLC dated September 1, 2020 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 1, 2020)
4.7	Form of Common Stock Purchase Warrant (included in Exhibit 4.6)
4.8	Warrant Agency Agreement with VStock Transfer, LLC dated as of October 4, 2022 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on October 4, 2022)
4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed October 4, 2022)

Exhibit No.	Description
4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed on October 4, 2022)
4.11	Warrant Agency Agreement with VStock Transfer, LLC dated as of January 30, 2023 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on January 31. 2023)
4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed on January 31, 2023)
4.13	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed on January 31, 2023)
10.1†	2011 Stock Option Plan, as amended through January 1, 2015 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 11, 2015)
10.2†	Form of Incentive Stock Option Agreement for awards under 2011 Plan (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed September 11, 2015)
10.3†	Form of Non-Qualified Stock Option Agreement for awards under 2011 Plan (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed September 11, 2015)
10.4†	Sun BioPharma, Inc. 2016 Omnibus Incentive Plan as amended and restated through April 9, 2020 (incorporated by reference to Exhibit 99.1 to current report on Form 8-K filed May 26, 2020)
10.5†	Form of Incentive Stock Option Agreement for awards under 2016 Plan (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for quarter ended June 30, 2016)
10.6†	Form of Non-Qualified Stock Option Agreement for awards under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to quarterly report on Form 10-Q for quarter ended June 30, 2016)
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

10.12†	Employment Agreement with Susan Horvath, dated April 17, 2018 (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for quarter ended March 31, 2018)
10.113†	Employment agreement with Jennifer K Simpson dated July 15, 2020 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 16, 2020)
10.14

Seed Capital Accelerator Loan Agreement and Seed Capital Loan Note dated October 26, 2012 (incorporated by reference to Exhibit 10.22 to annual report on Form 10-K for fiscal year ended December 31, 2019)

10.15

First Amendment to Seed Capital Accelerator Loan Agreement and Seed Capital Loan Note dated October 13, 2017 (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for quarter ended March 31, 2019)

10.16

Second Amendment to Seed Capital Accelerator Loan Agreement and Seed Capital Loan Note dated April 5, 2019 (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q for quarter ended March 31, 2019

10.17

Third Amendment to Seed Capital Accelerator Loan Agreement and Seed Capital Loan Noted dated December 31,2019 (incorporated by reference to Exhibit 10.25 to annual report on Form 10-K for fiscal year ended December 31, 2019)

10.18	Form of Securities Purchase Agreement, dated December 21 and 31, 2018, January 14, 25, and 31, 2019 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed December 28, 2018)
10.19	Healthcare Professional Services Agreement with Suzanne Gagnon dated July 19, 2021 (incorporated by reference to Exhibit 10.27 to annual report on Form 10-K for fiscal year ended December 31, 2021)
10.20†	Cancer Prevention Pharmaceuticals, Inc. 2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed June 16, 2022)
10.21†	Form of Stock Option Assumption Notice (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 16, 2022)
10.22	Form of Replacement Warrant (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed June 16, 2022)
10.23

Convertible Promissory Note in favor of Sucampo GmbH (f/k/a Sucampo AG), dated as of September 6, 2017, as amended through April 7, 2022 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed June 16, 2022)

Exhibit No.	Description
10.24	Guaranty in favor of Sucampo GmbH (f/k/a Sucampo AG), dated June 15, 2022 (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed June 16, 2022)
10.25	Separation and Release Agreement with Jeffrey E. Jacobs, dated June 15, 2022 (incorporated by reference to Exhibit 10.6 to current report on Form 8-K filed June 16, 2022)
10.26	License Agreement, dated June 16, 2021 between Cancer Prevention Pharmaceuticals, Inc. and One-Two Therapeutic Assets Limited
10.27	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on October 4, 2022)
10.28	Placement Agency Agreement with Roth Capital Partners, LLC dated as of September 29, 2022 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on October 4, 2022)
10.29	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on January 31, 2023)
10.30	Placement Agency Agreement with Roth Capital Partners, LLC dated as of January 26, 2023 (incorporated by reference to Exhibit 10.1 of current report on Form 8_K filed on January 31, 2023)
21.1‡	List of Subsidiaries
23.1‡	Consent of Independent Registered Public Accounting Firm
24.1‡	Powers of Attorney
31.1‡	Chief Executive Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2‡	Chief Financial Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101‡

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104‡	Cover Page Data File (formatted as inline XBRL and contained in Exhibit 101)

*

Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

†	Management compensatory plan or arrangement required to be filed as an exhibit to this report.
‡	Filed herewith
§	Furnished herewith

Item 16.         Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2023.

PANBELA THERAPEUTICS, INC.

By:	/s/ JENNIFER K. SIMPSON
Jennifer K. Simpson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2023.

/s/ JENNIFER K. SIMPSON	/s/ SUSAN HORVATH
Jennifer K. Simpson, President and Chief Executive Officer (Principal Executive Officer)	Susan Horvath, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

*	*
Michael T. Cullen, Chairman and Director	Arthur J. Fratamico, Director

*	*
Daniel J. Donovan, Director	Jeffrey S. Mathiesen, Director

*	*
Jeffrey E. Jacob, Director	D. Robert Schemel, Director

*

Jennifer K. Simpson, by signing her name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ JENNIFER K. SIMPSON
Jennifer K. Simpson, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Panbela Therapeutics, Inc.

Waconia, MN

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Panbela Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter – Asset Purchase

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As described in Note 6 to the financial statements, on June 15, 2022, the Company completed an acquisition of Cancer Prevention Pharmaceuticals, Inc. (“CPP”) in a transaction accounted for as an asset purchase (the “Transaction”). The net assets acquired were recorded at fair value and included acquired in-process research and development (“IPR&D”) associated with CPP’s product candidates and was recorded as a research and development expense in the Company’s consolidated statement of operations.

Auditing the Company’s accounting for the Transaction was complex because of the judgment involved in evaluating whether the Transaction met the criteria of a business combination or an asset acquisition among other accounting considerations. The subjective considerations included whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the most significant of which is the IPR&D asset.

How the Critical Audit Matter Was Addressed in the Audit

To test the Company’s accounting for the Transaction, we performed the following audit procedures:

●	We evaluated the Company's application of the relevant accounting guidance as defined in ASC Topic 805 – Business Combinations.

●	We assessed the completeness and accuracy of the net asset acquired, including the evaluation of any implied goodwill.

●	We recalculated the fair value of the non-cash consideration paid in the Transaction, including the common stock options.

●	We also assessed the appropriateness of the related disclosures in the consolidated financial statements.

We have served as the Company’s auditors since 2014.

/s/ Cherry Bekaert

Tampa, Florida

March 16, 2022

Panbela Therapeutics, Inc.
Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,285	$11,867
Prepaid expenses and other current assets	443	91
Income tax receivable	49	321
Total current assets	1,777	12,279
Other noncurrent assets	3,201	593
Total assets	$4,978	$12,872

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,865	$640
Accrued expenses	2,993	2,020
Accrued interest payable	325	-
Note payable	650	-
Debt, current portion	1,000	-
Total current liabilities	7,833	2,660

Debt, net of current portion	5,194	-
Total non current liabilities	5,194	-

Total liabilities	13,027	2,660

Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of December 31, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 1,049,644 and 335,961 shares issued and outstanding, as of December 31, 2022 and December 31, 2021, respectively	1	-
Additional paid-in capital	82,285	66,240
Accumulated deficit	(91,094)	(56,161)
Accumulated comprehensive income	759	133
Total stockholders' (deficit) equity	(8,049)	10,212
Total liabilities and stockholders' (deficit) equity	$4,978	$12,872

Share and per share data have been adjusted for all periods presented to reflect the one-for-forty reverse stock split effective January 13, 2023.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
General and administrative	$6,044	$4,587
Research and development	28,049	5,423
Operating loss	(34,093)	(10,010)

Other (expense) income:
Interest income	14	1
Interest expense	(288)	(12)
Other expense	(682)	(602)
Total other expense	(956)	(613)

Loss before income tax benefit	(35,049)	(10,623)

Income tax benefit	116	488

Net loss	(34,933)	(10,135)
Foreign currency translation adjustment	626	517
Comprehensive loss	$(34,307)	$(9,618)

Basic and diluted net loss per share	$(67.91)	$(34.64)
Weighted average shares outstanding - basic and diluted	514,369	292,607

Share and per share data have been adjusted for all periods presented to reflect the one-for-forty reverse stock split effective January 13, 2023.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	For the Years ended December 31, 2022 and 2021
			Additional		Accumulated	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

Balance at January 1, 2021	241,495	$-	$54,857	$(46,026)	$(384)	$8,447
Public Offering - Issuance of common stock	83,319	-	9,054	-	-	9,054
Exercise of warrants for cash	5,723	-	1,042	-	-	1,042
Exercise of warrants, cashless	4,763	-	-	-	-	-
Vesting of restricted stock	557	-	-	-	-	-
Exercise of options, cashless	104	-	-	-	-	-
Stock-based compensation	-	-	1,287	-	-	1,287
Net loss	-	-	-	(10,135)	-	(10,135)
Foreign currency translation adjustment	-	-	-	-	517	517
Balance at December 31, 2021	335,961	-	66,240	(56,161)	133	10,212

Issuance of common stock, options and warrants - CPP acquistion	182,988	-	9,605	-	-	9,605
Public offering - issuance of common stock and warrants	502,500	1	5,302	-	-	5,303
Sale of common stock	28,345	-	46	-	-	46
Vesting of restricted stock	269	-	-	-	-	-
Exercise of options, cashless	372	-	-	-	-	-
Exercise of warrants for cash	25	-	5	-	-	5
Share Based Compensation	-	-	1,088	-	-	1,088
Net Loss	-	-	-	(34,933)	-	(34,933)
Adjustment for fractional shares not issued, stock split	(816)	-	(1)	-	-	(1)
Foreign Currency translation adjustment	-	-	-	-	626	626
Balance at December 31, 2022	1,049,644	$1	$82,285	$(91,094)	$759	$(8,049)

Share and per share data have been adjusted for all periods presented to reflect the one-for-forty reverse stock split effective January 13, 2023.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(34,933)	$(10,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of in process research and development (IPR&D)	17,737	-
Stock-based compensation	1,088	1,287
Non-cash interest expense	273	-
Changes in operating assets and liabilities:
Income tax receivable	212	51
Prepaid expenses and other current assets	(127)	247
Deposits held for clinical trial costs	(2,561)	(540)
Accounts payable	2,249	631
Accrued liabilities	786	1,214
Net cash used in operating activities	(15,276)	(7,245)
Cash flows from investing activities:
Investment in IPR&D	(660)	-
Cash acquired in merger	4	-
Net cash used in investing activities	(656)	-
Cash flows from financing activities:
Proceeds from sale of common stock,net of fees and offering costs of $44	46	-
Proceeds from public offering of common stock and warrants net of underwriters discount and offering costs of $727	5,303	-
Proceeds from public offering of common stock net of underwriters discount and offering costs of $946	-	9,054
Proceeds from exercise of warrants	5	1,042
Net cash provided by financing activities	5,354	10,096
Effect of exchange rate changes on cash	(4)	(6)
Net change in cash	(10,582)	2,845
Cash and cash equivalents at beginning of year	11,867	9,022
Cash and cash equivalents at end of year	$1,285	$11,867
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$15	$12
Supplemental disclosure of non-cash transactions:
Fair value of common stock, stock options and stock warrants issued as consideration for asset acquisition	$9,605	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.	Business

Panbela Therapeutics, Inc. (“Panbela”) and its direct wholly-owned subsidiaries: Cancer Prevention Pharmaceuticals, Inc. (“CPP”) and Panbela Research, Inc. (“Panbela Research”) and their respective subsidiaries, all of which are wholly owned exist for the primary purpose of developing disruptive therapeutics for the treatment of patients with urgent unmet medical needs. Panbela Therapeutics Pty Ltd is a wholly-owned subsidiary of Panbela Research organized under the laws of Australia. CPP has two wholly owned dormant subsidiaries: Cancer Prevention Pharma Limited, a United Kingdom entity, and Cancer Prevention Pharmaceuticals, LLC, an Arizona limited liability company. Panbela, together with its direct and indirect subsidiaries is referred to as “we,” “us,” “our,” and the “Company.”

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

Acquisition of CPP

On June 15, 2022, we completed the previously announced strategic business reorganization and acquisition of CPP pursuant to the agreement and plan of merger, dated as of February 21, 2022 (the “Merger Agreement”), by and among Panbela, CPP, Panbela Research, Canary Merger Subsidiary I, Inc. (“Merger Sub I”), and Canary Merger Subsidiary II, Inc. (“Merger Sub II”). Pursuant to the terms of the Merger Agreement, (i) Merger Sub I, then a wholly-owned subsidiary of Panbela, which was itself a wholly-owned subsidiary of Panbela Research, merged with and into Panbela Research (the “First Merger”), with Panbela Research surviving the First Merger, and (ii) Merger Sub II, then a wholly-owned subsidiary of Panbela, merged with and into CPP (the “Second Merger” and, together with the First Merger, the “Mergers”), with CPP surviving the Second Merger. As a result of the Mergers, each of Panbela Research and CPP became a wholly owned subsidiary of Panbela. In addition, in connection with the consummation of the Mergers, then “Panbela Therapeutics, Inc.” was renamed to “Panbela Research, Inc.” and then “Canary Merger Holdings, Inc.” was renamed to “Panbela Therapeutics, Inc.” See Note 6, “Asset Acquisition,” for additional information.

Reverse Stock Split

Effective January 13, 2023, Panbela effected a 1-for-40 reverse stock split of its outstanding shares of common stock. Unless specifically provided otherwise herein, all share and per share amounts of our common stock presented have been retroactively adjusted to reflect the reverse stock split. See Note 9 for more information.

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

We have incurred losses of $91.1 million since our inception in 2011. For the year ended December 31, 2022, we incurred a net loss of $34.9 million. Included in the net loss for the year ended December 31, 2022 was $17.7 million of in-process research and development (“IPR&D”) written off as research and development (“R&D”) expense as the result of the acquisition of CPP. We incurred negative cash flows from operating activities of approximately $15.3 million for this period. As we continue to pursue development activities and seek commercialization of our lead assets, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of December 31, 2022, we had cash of $1.3 million, negative working capital of $6.0 million (current assets less current liabilities), and stockholders’ deficit of $8.0 million. The Company’s principal sources of cash have historically included the issuance of equity securities and convertible debt. CPP’s principal sources of cash have historically also included issuance of equity securities, convertible debt and development partners.

The accompanying Consolidated Financial Statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our ivospemin (SBP-101), eflornithine (CPP-1X) and eflornithine sachets (CPP-1X-S) product candidates in the United States, Australia, the European Union or other markets, and Flynpovi outside of North America and ultimately our ability to market and sell our product candidates. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 3 titled “Liquidity and Business Plan.”

December 2023 marked 33 months since the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) a global pandemic. While there is still some uncertainty of the situation, we continue to be unable to make any prediction as to the ultimate impact COVID-19 will have on the Company's business, financial condition, results of operation and cash flows. During the spring of 2021, the Company also experienced a delay in the manufacturing of the active product substance, which is manufactured in India. There was also a delay in the final manufacturing steps which are completed in the United States, in part related to COVID-19. To date there has been no disruption in supply for our clinical or preclinical testing. In January of 2022, the Company announced the opening of a global randomized Phase II/III clinical trial, which is expected to be conducted in the United States, Europe and Australia. While regulatory approval and site openings have been slower than expected the Company does not expect any significant delays in enrollment or data. The Company’s administrative operations have been decentralized since inception so the Company experienced no administrative disruptions or additional costs due to the pandemic or related restrictions.

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

If we are unable to obtain additional financing when needed, we would need to scale back our operations taking actions that may include, among other things, reducing use of outside professional service providers, reducing staff or staff compensation, significantly modify or delay the development of our product candidates, license to third parties the rights to commercialize our product candidates as therapies in cancer or auto-immune diseases or other applications that we would otherwise seek to pursue, or cease operations.

Subsequent to December 31, 2022, the Company completed a registered public offering of common stock and warrants to purchase shares of common stock for gross proceeds of approximately $15.0 million. See Note 13 for additional information regarding the offering.

The company also sold shares of common stock via an At the Market (ATM) facility. During the quarter ended December 31, 2022, 28,343 shares were sold for gross proceeds of approximately $93,000. Subsequent to December 31, 2022 the Company completed the additional sale of common stock via the ATM for gross proceeds of approximately $1.6 million. See Note 13 for additional information regarding the offering.

On October 4, 2022, the Company completed a registered public offering and issued an aggregate of 177,175 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 325,325 shares of common stock at an exercise price of $0.001 per share and warrants to purchase up to an aggregate of 753,749 shares of its common stock at an exercise price of $12.00 per share. The securities were issued for a combined offering price of $12.00 per share of common stock and 1.5 warrants, or $11.999 per pre-funded warrant and 1.5 warrants. Net proceeds from the offering totaled approximately $5.3 million. All pre-funded warrants were exercised by December 31, 2022 for additional proceeds of $13,000.

Much of the development efforts under way regarding the asset acquired in the CPP acquisition are funded by a licensing partner, see Note 8, “License Agreement for the Development and Commercialization of Flynpovi”, or collaborations with outside organizations including National Cancer Institute (“NCI”) and the Juvenile Diabetes Research Foundation (“JDRF”).

On July 2, 2021, the Company completed an underwritten public offering of 83,333 shares of common stock at $120.00 per share which resulted in net proceeds of approximately $9.1 million. In the first quarter of 2021, the Company received net proceeds of approximately $1.0 million from the exercise of common stock warrants; a total 5,598 shares of common stock were issued.

It is expected that our cash will last into the third quarter of 2023.

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

Principles of consolidation

The accompanying Consolidated Financial Statements include the assets, liabilities and expenses of Panbela Therapeutics, Inc. and our direct and indirect subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

ASC 805, Business Combinations, provides a model for determining whether an acquisition represents a business combination. In order to be a business, the integrated set of activities of the acquired entity needs to have an input and a substantive process that together significantly contribute to the ability to create outputs. The acquired entity must also pass the “Screen Test” which involves determining whether the acquisition represents an in-substance asset acquisition based on whether the fair value of the gross assets acquired is “substantially all” concentrated in a single asset or group of similar assets. This evaluation excludes certain acquired assets such as cash, deferred taxes, and goodwill associated with deferred taxes, but includes all other gross assets, including any consideration transferred in excess of the identified assets.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. Cash is deposited in demand accounts at commercial banks. At times, such deposits may be in excess of insured limits. As of December 31, 2022, $1.0 million of the Company’s cash was in excess of insured limits. The Company has not experienced any losses on its deposits of cash.

Cash and cash equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less.

Other noncurrent assets

Other noncurrent assets are comprised primarily of long-term deposits with contract research organizations (“CROs”). These amounts are recognized as operating expenses or research and development expense as the trial is completed.

Research and development costs

Research and development costs include expenses incurred in the conduct of our human clinical trials, for third-party service providers performing various testing and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of the SBP-101, Flynpovi and CPP-1X compounds for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our product candidates; personnel costs, including salaries, benefits and share-based compensation; and costs to license and maintain our licensed intellectual property.

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

Research and development costs also include IPR&D. This asset was acquired from the security holders of CPP and written off to research and development expense immediately subsequent to the asset acquisition.

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

The fair value of stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The determination of the fair value of stock-based awards is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term of each award. Expected volatility rates are based primarily on the volatility rates of the Company’s common stock. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

The fair value of restricted stock units is calculated as the fair value of the underlying common stock as of the date of grant.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates, for each of the jurisdictions in which the Company operates, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2022 and 2021. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations and Comprehensive Loss.

Foreign currency translation

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Pty Ltd are translated into U.S. dollars at period-end exchange rates. Expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive gain (loss) in the Consolidated Statements of Operations and Comprehensive Loss. During the years ended December 31, 2022 and 2021, any reclassification adjustments from accumulated other comprehensive gain to operations were inconsequential.

The Company records transactions denominated in foreign currencies at the exchange rate in effect on that date. Fluctuations between the transaction date and settlement date are recognized as transaction gain/loss.

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

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	December 31,
	2022	2021
Employee and non-employee stock options	100,556	61,582
Restricted stock units	-	269
Common stock issuable under common stock purchase warrants	889,910	127,710
	990,466	189,561

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. The Company has adopted the ASU for the year ended December 31, 2022. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company has determined that the impact this ASU did not have material effect on its consolidated financial statements.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Clinical trial and related expenses	$1,760	$992
Incentive compensation	550	434
Severance pay and related payroll taxes	448	-
Professional services	147	235
Other	88	359
Total accrued liabilities	$2,993	$2,020

6.	Asset Acquisition

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

The following is a summary of the purchase consideration and the allocation of that purchase consideration in connection with the CPP asset acquisition:

	Shares	Value (in thousands)

Common stock issued to CPP shareholders	182,978	$7,839
Common stock underlying options continued	39,904	1,637
Common stock underlying warrants replaced	8,452	129
Total non cash consideration		$9,605
Transaction costs incurred		$658

Total Consideration		$10,263

In process research and development *	$17,737
Cash	4
Other current assets	230
Accounts payable and accrued expenses	(811)
Accrued interest and notes payable	(6,897)
$10,263

* In accordance with FASB ASC Topic 730, Research and Development this asset was immediately expensed upon the closing of the merger.

7.	Notes Payable

Sucampo Promissory Note

As of December 31, 2022, CPP had a balance outstanding of approximately $6.4 million principal and interest under an amended and restated promissory note (the “Sucampo Note”) issued with an initial principal amount of approximately $6.2 million in favor of Sucampo GmbH dated as of June 15, 2022. The principal balance outstanding under the Sucampo Note bears simple interest at a rate of 5% per annum. All unpaid principal, together with any then unpaid and accrued interest is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31,2023, January 31, 2024, January 31, 2025 and January 31, 2026; and (ii) all remaining principal plus accrued but unpaid interest on or before January 31, 2027. If CPP or its parent, Panbela, receives cash proceeds from any issuance or offering of debt or equity before January 31, 2023, then CPP will be required to make a concurrent mandatory prepayment from such cash proceeds in an amount equal to the lesser of (i) $1.0 million plus all interest accrued but unpaid on the Sucampo Note through the date of payment; and (ii) 10% of such cash proceeds. The amount payable by CPP on January 31, 2023 would have been reduced on a dollar-for-dollar basis by the amount of any such prepayment. The Company completed an equity raise on October 4, 2022 which then gave rise to an obligation to pay 10% of the $6.0 million gross proceeds or $600,000, which was due by November 4, 2022. As the Company had not made this payment as of December 31, 2022, the note was in default as of the payment date and began incurring a penalty interest of an additional 5% as of November 4, 2022. On February 1, 2023 Panbela paid the balance due of $1.0 million plus accrued and unpaid interest of approximately $295,000. As a result of this payment the Company is now current with all payments due and is no longer in default. As of December 31, 2022, the accrued and unpaid interest on this note was approximately $243,000. Panbela has agreed to guarantee CPP’s payment obligations under the Sucampo Note pursuant to a Guaranty dated as of June 15, 2022.

Tillotts Promissory Note

As of December 31, 2022, CPP had a balance outstanding of approximately $0.7 million representing principal and interest under an amended promissory note (the “Tillotts Note”) issued with an initial principal amount of approximately $650,000 in favor of Tillotts Pharma AG. The principal balance outstanding under the Tillotts Note bears simple interest at a rate of 4% per annum. Accrued and unpaid interest as of December 31, 2022 was approximately $82,000. All outstanding amounts under the amended Tillotts Note matured and were paid in full on January 31, 2023.

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

License agreement with the University of Florida Research Foundation

On December 22, 2011, we entered into an exclusive license agreement with the University of Florida Research Foundation (“UFRF”). This license agreement was amended on December 12, 2016 (“First Amendment”) and again on October 3, 2019 (“Second Amendment”). The license agreement requires the Company to pay royalties to UFRF ranging from 2.5% to 5% of net sales of licensed products developed from the licensed technology. The Second Amendment eliminated all minimum annual royalties and modified the duration of royalty payments to the shorter of (1) ten years from first commercial sale of licensed products or (2) the expiration of the period of regulatory exclusivity on a country-by-country basis. All future milestone payments contemplated in the original agreement were eliminated in the Second Amendment.

The amended license agreement remains subject to customary and usual termination provisions. The Company must also pay an annual license maintenance fee of $10,000.

License Agreement with the University of Arizona

CPP is party to a license agreement with the Arizona Board of Regents of the University of Arizona (the “University”). Pursuant to an Inter-institutional Agreement, the Regents of the University of California on behalf of the University of California, Irvine, has agreed to license certain patents, provisional patents, clinical trial data and other intellectual property related to the chemoprevention of cancer, the prevention of polyps and other technologies to CPP. The University has the right to administer the joint patent rights held between the University and the University of California, Irvine. The license agreement gives CPP exclusive rights to commercialize products based on intellectual property. In exchange for the intellectual property, CPP paid the University certain fees and reimbursements of patent costs and granted the university a warrant to acquire shares of CPP. As a result of the Mergers, the warrant was replaced with a warrant to purchase 2,772 shares of common stock of Panbela at a price of $11.20 per share.

CPP also agreed to pay the University additional milestone payments totaling up to $90,000 upon the achievement of certain research, development and regulatory milestones. Future milestone payments are considered to be contingent consideration and will be accrued when probable of being paid. As of December 31, 2022, no milestone payments were probable of being paid.

10.	Stockholders’ Equity

Public offering of common stock and warrants

On October 4, 2022, the Company completed a registered public offering and issued an aggregate of 177,175 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 325,325 shares of common stock at an exercise price of $0.001 per share and warrants to purchase up to an aggregate of 753,749 shares of its common stock at an exercise price of $12.00 per share. The securities were issued for a combined offering price of $12.00 per share of common stock and 1.5 warrants, or $11.999 per pre-funded warrant and 1.5 warrants. Net proceeds from the offering totaled approximately $5.3 million. All pre-funded warrants were exercised by December 31, 2022. The securities were offered pursuant to an effective registration statement on Form S-1.

At-the-Market Program

On July 19, 2022, Panbela Therapeutics, Inc. (the “Company”), entered into a Sales Agreement with Roth Capital Partners, LLC (the “Agent”) to sell shares of the Company’s common stock having an aggregate gross sales price of up to $8,400,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”).

During the last month of the year ended December 31, 2022, the Company sold 28,343 shares of common stock under the ATM Offering and generated approximately $93,000 in gross proceeds. The Company incurred financing costs of approximately $44,000, which were charged to additional paid in capital December 2022 when the Company began selling shares under the ATM Offering. Under the ATM Program, the Company pays Roth a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the ATM Program. Net proceeds for the year ended December 31, 2022 was approximately $46,000.

Public offering of common stock

On July 2, 2021, the Company completed an underwritten public offering of 83,333 shares of its common stock for a purchase price of $120.00 per share. The gross proceeds from the offering were approximately $10.0 million. The net proceeds, after deducting the underwriter’s discount and other offering costs, were approximately $9.1 million. The securities were offered pursuant to an effective registration statement on Form S-3.

Exercise of Warrants to purchase common stock

During the year ended December 31, 2021 the company issued 25 shares for a total of approximately $4,500 in proceeds resulting from the exercise of warrants at 181.60 per share.

During the year ended December 31, 2021, the Company issued a total of 5,723 shares of common stock for a total of approximately $1.0 million in proceeds, resulting from exercises of outstanding warrants. Most of the warrants exercised, a total of 5,598, were exercised at $181.60 per share and the shares of common stock were issued pursuant to an effective registration on Form S-1.

During the same period, the Company issued an additional 4,762 shares of common stock resulting from the net, cashless, exercise of outstanding warrants to purchase 13,403 shares. Warrants to purchase a total of 14,333 shares of common stock, all having an exercise price of $5.00 per share, expired during the year ended December 31, 2021. Additionally, warrants to purchase 2,714 shares of common stock, with an exercise price of $15.00 expired during the year ended December 31, 2021.

Reverse Stock Split

On November 29, 2022, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to effect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio of one-for-forty (1:40). On January 13, 2023, the Company's Board of Directors approved the implementation of the reverse stock split of the Company's Common Stock. As a result of the reverse stock split, every forty (40) shares of the Company's Common Stock either issued and outstanding immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. On January 13, 2023, the Company filed a Certificate of Amendment of its Certificate of Incorporation, as amended with the Secretary of State of Delaware effecting a one-for-forty (1:40) reverse stock split of the shares of the Company’s common stock, issued and outstanding, effective January 13, 2023. The Company’s common stock began trading on a reverse split adjusted basis when the market opened Friday, January 13, 2023.

Shares reserved

Shares of common stock reserved for future issuance were as follows as of December 31, 2022:

Stock options outstanding	100,556
Shares available for grant under equity incentive plan	50,511
Common shares issuable under outstanding common stock purchase warrants	889,910
1,040,977

11.	Stock-Based Compensation

2016 Omnibus Incentive Plan

The 2016 Omnibus Incentive Plan, as last amended effective April 9, 2020 (the “2016 Plan”), has been approved by our Board of Directors and ratified by our stockholders. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan with an exercise price no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. Under the 2016 Plan, a total of 106,825 shares of common stock have been reserved for issuance. As of December 31, 2022, options to purchase 55,495 shares of common stock were outstanding under the 2016 Plan, with a weighted average exercise price of $241.65 per share, and the average remaining contractual life was approximately 6.5 years. At the same date 50,511 shares remained available for future awards.

2011 Stock Option Plan

Prior to approval of the 2016 Plan, stock-based awards were granted under the 2011 Stock Option Plan (the “2011 Plan”). In conjunction with stockholder approval of the 2016 Plan, the Board terminated the 2011 Plan, although awards outstanding under the 2011 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of December 31, 2022, options to purchase 5,600 shares of common stock remained outstanding under the 2011 Plan, with a weighted average exercise price of $118.92 per share, and the average remaining contractual life was approximately 2.0 years.

CPP’s 2010 Equity Incentive Plan

As a result of the Mergers, the Company has assumed all remaining rights and obligations with respect to CPP’s 2010 Equity Incentive Plan (the “CPP Plan”) through the issuance of replacement options. As of December 31, 2022, options to purchase 39,461 shares of common stock remained outstanding under the CPP Plan, with a weighted average exercise price of $14.013 per share, and the average remaining contractual life was 7.2 years.

We recognize stock-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2021	53,438	$270.92	$388,461
Granted	13,851	154.55
Exercised	(197)	35.20
Cancelled	-	-
Forfeitures	(5,510)	410.75

Balance at December 31, 2021	61,582	$233.00	$8,821
Options continued from CPP plan	39,904	14.00
Exercised	(443)	8.80
Cancelled	-	-
Forfeitures	(487)	562.97

Balance at December 31, 2022	100,556	$145.50	$-

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Year ended December 31,
	2022	2021
General and administative	$889	$1,083
Research and development	199	204
Total stock based compensation	$1,088	$1,287

A summary of the status of our unvested shares during the two years ended and as of December 31, 2022 is as follows:

	Shares Under Option	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	12,653	$166.80
Granted	13,851	118.93
Vested	(7,153)	144.41
Forfeitures	(1,250)	119
Unvested at December 31, 2021	18,101	$137.41
Granted	-	-
Vested	(8,184)	135.03
Forfeitures	(487)	562.93
Unvested at December 31, 2022	9,430	$139.04

Information about stock options outstanding, vested and expected to vest as of December 31, 2022, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$8.80	-	$58.80	39,810	7.12	$14.31	39,810	7.12
$90.40	-	$91	1,578	8.02	$90.46	625	6.99
$100	-	166.80	30,595	6.38	$135.94	24,383	5.90
$180	-	$244	11,676	5.94	$208.29	10,738	5.81
$324	-	$404	12,051	6.19	$365.14	10,724	6.02
$604			4,846	3.95	$604.00	4,846	3.95

Totals			100,556	6.62	$145.50	91,126	6.34

As of December 31, 2022, total compensation expense related to unvested employee stock options not yet recognized was $0.8 million, which is expected to be allocated to expenses over a weighted-average period of 1.1 years.

No new options were granted during the year ended December 31, 2022. On June 15, 2022, as a component of the purchase consideration for the acquisition of CPP the Company provided fully vested replacement options to purchase up to 39,904 shares of common stock at a weighted average exercise price of $14.00 per share.

Non-employee stock-based compensation

We account for stock options granted to nonemployees in accordance with Accounting Standards Update (“ASU”) 2019-07, “Compensation – Stock Compensation (Topic 718). In connection with stock options granted to nonemployees, we recorded $281,000 and $222,000 for nonemployee stock-based compensation during 2022 and 2021, respectively.

Restricted stock units

The number and weighted average grant date fair value of restricted non vested common stock for the most recent completed fiscal years is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Restricted nonvested at January 1, 2021	287	$138.00
Granted in 2021	539	166.80
Vested in 2021	(557)	152.00
Restricted nonvested at December 31, 2021	269	$138.00
Granted in 2022	-	-
Vested in 2022	(269)	67.60
Restricted nonvested at December 31, 2022	-	$-

As of December 31, 2022, there was no compensation expense yet to be recognized related to unvested restricted stock units.

Stock compensation expense includes expense related to restricted stock units of approximately $43,000 and $106,000 during the years ended December 31,2022 and December 31, 2021, respectively.

12.	Income Taxes

We have incurred net operating losses since our inception. We have not reflected the benefit of net operating loss carryforwards in the accompanying financial statements and have established a full valuation allowance against our deferred tax assets.

On December 31, 2022 and 2021, the Company had an income tax receivable of approximately $49,000 and $321,000 respectively, comprised of refundable tax incentives related to research and development activities of our subsidiary Panbela Therapeutics Pty Ltd.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as operating losses and tax credit carryforwards.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

2022
Tax Expense:
Current	(116)
Deferred	-
Noncurrent	-
(116)

	December 31,
Deferred tax assets (liabilities)	2022	2021

Net operating loss carryforwards	$17,564	$9,986
Research credit carryforwards	338	235
Stock-based compensation	1,928	1,734
Section 174 amortization	1,921	-
Other	68	66
Deferred tax assets	21,819	12,021
Valuation allowance	(21,819)	(12,021)
Net deferred tax asset	$-	$-

Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry-forward period. Because of our history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, we have provided a full valuation allowance.

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended December 31,
	2022	2021
Statutory rate	21.0%	21.0%
Permanent differences	(10.8)	2.1
Change in effective tax rate	0.0	(0.4)
States	0.1	-
Valuation allowance	(13.0)	(24.3)
Foreign research incentives	0.1	3.1
Other	2.9	1.6
Effective rate	0.3%	3.1%

Net operating losses and tax credit carryforwards as of December 31, 2022, are as follows:

(In Thousands)	Amount	Expiration Years
Net operating losses--federal	23,068	Expires beginning 2031
2018 to 2022 net operating losses -- federal	23,977	Never expires
Tax credits--federal	338	Beginning 2041

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

The Company is subject to taxation in the United States and Australia. Tax returns for the year ended December 31, 2017 and thereafter are subject to examinations by federal and state tax authorities. Tax returns of Panbela Therapeutics Pty Ltd for the year ended December 31, 2015 and thereafter are subject to examination by the Australian tax authorities.

13.	Subsequent Events

During the month of January 2023, the Company sold 440,830 shares of common stock under the ATM Program. Net proceeds were approximately $1.6 million.

On January 30, 2023, the Company completed a registered public offering and issued an aggregate of 4,842,224 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 1,832,776 shares of common stock at an exercise price of $0.001 per share and warrants to purchase up to an aggregate of 13,350,000 shares of its common stock at an exercise price of $2.75 per share. The securities were issued for a combined offering price of $2.25 per share of common stock and 2 warrants, or $2.249 per pre-funded warrant and 2 warrants. Net proceeds from the offering totaled approximately $13.7 million. All pre-funded warrants were exercised by February 2, 2023. The securities were offered pursuant to an effective registration statement on Form S-1.