Form 10-Q
period 2023-03-31
Panbela Therapeutics, Inc.
filed 2023-05-04
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

On May 2, 2023, there were 16,786,821 shares of the registrant’s common stock, par value $0.001, outstanding.

Panbela Therapeutics, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Panbela Therapeutics, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,235	$1,285
Prepaid expenses and other current assets	2,549	443
Income tax receivable	49	49
Total current assets	7,833	1,777
Deposits held for clinical trial costs	8,642	3,201
Total assets	$16,475	$4,978

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,341	$2,865
Accrued expenses	1,363	2,993
Accrued interest payable	42	325
Note payable	-	650
Debt, current portion	1,000	1,000
Total current liabilities	9,746	7,833

Debt, net of current portion	4,194	5,194
Total non current liabilities	4,194	5,194

Total liabilities	13,940	13,027

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 16,089,316 and 1,049,644 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	16	1
Additional paid-in capital	97,804	82,285
Accumulated deficit	(96,207)	(91,094)
Accumulated comprehensive income	922	759
Total stockholders' equity (deficit)	2,535	(8,049)
Total liabilities and stockholders' equity (deficit)	$16,475	$4,978

Share and per share data have been adjusted for all periods presented to reflect the one-for-forty reverse stock split effective January 13, 2023.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
General and administrative	$1,352	$1,796
Research and development	3,508	2,208
Operating loss	(4,860)	(4,004)

Other (expense) income:
Interest income	16	1
Interest expense	(102)	(3)
Other (expense) income	(167)	311
Total other (expense) income	(253)	309

Loss before income tax benefit	(5,113)	(3,695)

Income tax benefit	-	29

Net loss	(5,113)	(3,666)
Foreign currency translation adjustment	163	(299)
Comprehensive loss	$(4,950)	$(3,965)

Basic and diluted net loss per share	$(0.65)	$(10.91)
Weighted average shares outstanding - basic and diluted	7,821,556	336,011

Share and per share data have been adjusted for all periods presented to reflect the one-for-forty reverse stock split effective January 13, 2023.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

	For the Three Months Ended March 31, 2023
			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	(Deficit) Equity
Balance as of January 1, 2023	1,049,644	$1	$82,285	$(91,094)	$759	$(8,049)
Proceeds from sale of Common Stock	7,115,754	7	15,351	-	-	15,358
Cash paid for fractional shares	-	-	(4)	-	-	(4)
Warrant exchange cashless	7,923,918	8	(8)	-	-	-
Stock-based compensation	-	-	180	-	-	180
Net loss	-	-	-	(5,113)	-	(5,113)
Foreign currency translation adjustment	-	-	-	-	163	163
Balance as of March 31, 2023	16,089,316	$16	$97,804	$(96,207)	$922	$2,535

	For the Three Months Ended March 31, 2022
			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of January 1, 2022	335,961	$-	$66,240	$(56,161)	$133	$10,212
Stock-based compensation	-	-	334	-	-	334
Net loss	-	-	-	(3,666)	-	(3,666)
Foreign currency translation adjustment	-	-	-	-	(299)	(299)
Balance as of March 31, 2022	335,961	$-	$66,574	$(59,827)	$(166)	$6,581

Share data have been adjusted for all periods presented to reflect the one-for-forty reverse stock split effective January 13, 2023.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,113)	$(3,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	180	334
Non-cash interest expense	42	-
Changes in operating assets and liabilities:
Income tax receivable	-	(33)
Prepaid expenses and other current assets	(2,108)	(89)
Deposits held for clinical trial costs	(5,441)	(2,561)
Accounts payable	4,644	3,030
Accrued liabilities	(1,955)	(1,498)
Net cash used in operating activities	(9,751)	(4,483)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net offering costs of $1,302	15,358	-
Cash paid for fractional shares	(4)	-
Principal payments on notes	(1,650)	-
Net cash provided by financing activities	13,704	-

Effect of exchange rate changes on cash	(3)	2

Net change in cash	3,950	(4,481)
Cash and cash equivalents at beginning of period	1,285	11,867
Cash and cash equivalents at end of period	$5,235	$7,386

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$386	$3

Supplemental disclosure of non-cash transactions:
Cashless exercise of warrants	$(8)	-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Business

Panbela Therapeutics, Inc. (“Panbela”) and its direct wholly owned subsidiaries: Panbela Research, Inc. (“Panbela Research”) Cancer Prevention Pharmaceuticals, Inc. (“CPP”) and Cancer Prevention Pharma (Ireland) Limited exist for the primary purpose of developing disruptive therapeutics for the treatment of patients with urgent unmet medical needs. Panbela Therapeutics Pty Ltd is a wholly owned subsidiary of Panbela Research organized under the laws of Australia. Cancer Prevention has two wholly owned dormant subsidiaries: Cancer Prevention Pharma Limited, a United Kingdom entity, and Cancer Prevention Pharmaceuticals, LLC, an Arizona limited liability company. Panbela Therapeutics, Inc., together with its direct and indirect subsidiaries is referred to as “we,” “us,” “our,” and the “Company.”

The primary objective of our pipeline is the utilization of pharmacotherapies to reduce or normalize increased disease-associated polyamines using complementary pharmacotherapies. Our lead candidates are ivospemin (SBP-101) for which we have exclusively licensed the worldwide rights from the University of Florida Research Foundation, Inc. and Flynpovi™ a combination of eflornithine (CPP-1X) and sulindac. We have exclusively licensed rights from the Arizona Board of Regents of the University of Arizona to commercialize Flynpovi, and a sublicense agreement to develop and commercialize Flynpovi in North America was terminated by the licensee on April 4, 2023.

Reverse stock split

Effective January 13, 2023, Panbela effected a 1-for-40 reverse stock split of its outstanding shares of common stock. Unless specifically provided otherwise herein, all share and per share amounts of our common stock presented have been retroactively adjusted to reflect the reverse stock split. See Note 7 for more information.

2.	Risks and Uncertainties

The Company operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the Food and Drug Administration (the “FDA”) in the United States, the Therapeutic Goods Administration in Australia, the European Medicines Agency in the European Union, and comparable agencies in other countries. Obtaining approval for a new pharmaceutical product is never certain, may take many years, and is normally expected to involve substantial expenditures.

We have incurred losses of $96.2 million since our inception in 2011. For the three months ended March 31, 2023, we incurred a net loss of $5.1 million. We also incurred negative cash flows from operating activities of approximately $9.8 million for this period. As we continue to pursue development activities and seek commercialization, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. We incurred approximately $13.7 million positive cash flows from financing activities related to proceeds from the sale of common stock, prefunded warrants, and warrants, partially offset by the payments made on two promissory notes. As of March 31, 2023, we had cash of approximately $5.2 million, working capital deficit of $1.9 million, (working capital is defined as current assets less current liabilities) and stockholders’ equity of $2.5 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm included a paragraph emphasizing this going concern uncertainty in their audit report regarding our 2022 financial statements dated March 16, 2023. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our product candidates in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our product candidates. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 4 titled “Liquidity and Business Plan.”

March 2023 marked three years since the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) a global pandemic. To date there has been no disruption in the supply of our active drug substance for our clinical or preclinical testing. In January of 2022, the Company announced the opening of a global randomized Phase II/III clinical trial, which is expected to be conducted in the United States, Europe and Asia Pacific (APAC). The Company does not expect any disruption to the conduct of this new clinical trial associated with COVID-19. The trial is reliant on adequate supply of gemcitabine and Abraxane (nab-paclitaxel) which can be subject to supply shortages.

3.	Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2022, was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in our most recent filed Annual Report on Form 10-K and our subsequent filings with the SEC. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

4.	Liquidity and Business Plan

On January 30, 2023, the Company completed a registered public offering of common stock, prefunded warrants and warrants which resulted in net proceeds of approximately $13.8 million. Also in the first quarter of 2023, the Company received net proceeds of approximately $1.6 million from the sale of common stock via the Company’s At-the-Market facility.

We need to raise additional capital to support our current business plans. We may seek to raise additional funds through various sources, such as equity and debt financing, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk would increase if our clinical data were not positive or economic and market conditions deteriorate.

Our future success is dependent upon our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our product candidates ivospemin, Flynpovi and eflornithine in the United States or other markets and ultimately our ability to market and sell product candidates. If we are unable to obtain additional financing when needed, if our clinical trials are not successful or if we are unable to obtain marketing approval, we would not be able to continue as a going concern and would be forced to cease operations and liquidate our company.

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

Research and development costs

Research and development costs include expenses incurred in the conduct of our clinical trials; for third-party service providers performing various testing and accumulating data related to our preclinical studies; sponsored research agreements; developing and scaling the manufacturing process necessary to produce sufficient amounts of drug product for our product candidates for use in our pre-clinical studies and human clinical trials; consulting resources with specialized expertise related to execution of our development plan for our product candidates; personnel costs, including salaries, benefits and share-based compensation; and costs to license and maintain licensed intellectual property.

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

The cost to secure certain third-party drug product for the clinical trials, which is often paid for in advance of delivery, is charged to research and development when it is received and available to be shipped to clinical sites.

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

The fair value of stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The determination of the fair value of stock-based awards is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term of each award. Expected volatility rates are based on historical company share price volatility. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

Foreign currency translation adjustments

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Australia Pty Ltd, are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity. During the three-month periods ended March 31, 2023 and 2022, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

Comprehensive loss

Comprehensive loss consists of our net loss and the effects of foreign currency translation.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted average of common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect is anti-dilutive or reduce a net loss per share. The Company’s potentially dilutive shares, which include outstanding common stock options, and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of the dates indicated:

	March 31,
	2023	2022
Employee and non-employee stock options	408,017	61,103
Restricted stock units	-	134
Common stock issuable under common stock purchase warrants	3,670,701	127,737
	4,078,718	188,974

6.	Notes Payable

Sucampo promissory note

As of March 31, 2023, CPP had a balance outstanding of approximately $5.2 million for principal and interest under an amended and restated promissory note (the “Sucampo Note). The note was issued with an initial principal amount of approximately $6.2 million in favor of Sucampo GmbH dated as of June 15, 2022. The principal balance outstanding under the Sucampo Note bears simple interest at a rate of 5% per annum. All unpaid principal, together with any then unpaid and accrued interest is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31, 2023, January 31, 2024, January 31, 2025, and January 31, 2026; and (ii) all remaining principal plus accrued but unpaid interest on or before January 31, 2027. On February 1, 2023 Panbela paid the balance due of $1.0 million plus accrued and unpaid interest of approximately $295,000. As of March 31, 2023, the Company was current in all payments due under the Sucampo Note and the accrued and unpaid interest on this note was approximately $42,000. Panbela has agreed to guarantee CPP’s payment obligations under the Sucampo Note pursuant to a Guaranty dated as of June 15, 2022.

Tillotts promissory note

As of December 31, 2022, CPP had a balance outstanding of approximately $0.7 million representing principal and interest under an amended promissory note issued with an initial principal amount of approximately $650,000 in favor of Tillotts Pharma AG. The principal balance and accrued and unpaid interest was paid in full on January 31, 2023.

7.	Stockholders’ Equity

Public offering of common stock and warrants

On January 30, 2023, the Company completed a registered public offering and issued an aggregate of 4,842,224 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 1,832,776 shares of common stock at an exercise price of $0.001 per share and warrants to purchase up to an aggregate of 13,350,000 shares of its common stock at an exercise price of $2.75 per share. The securities were issued for a combined offering price of $2.25 per share of common stock and warrants to purchase two shares, or $2.24 per pre-funded warrant and warrants to purchase two shares. Net proceeds from the offering totaled approximately $13.8 million. The securities were offered pursuant to an effective registration statement on Form S-1.

All of the prefunded warrants were exercised by February 3, 2023. The remaining warrants have an alternative cashless exercise provision pursuant to which the holder may provide notice and receive and aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.75. This feature became available on March 1, 2023, and as of March 31, 2023, 7,923,918 shares of common stock had been issued for warrants to purchase 10,565,224 shares. Warrants to purchase 2,784,776 shares of common stock remained outstanding with an exercise price of $2.75 per share.

At-the-market program

We are party to a Sales Agreement dated July 29, 2022, pursuant to which Roth Capital Partners, LLC (the “Agent”) may sell shares of the Company’s common stock having an aggregate gross sales price of up to $8.4 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). Under the Sales Agreement, Roth is entitled to a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the ATM Program. The Company incurred financing costs of approximately $44,000, which were charged to additional paid in capital December 2022 when the Company began selling shares under the ATM Program.

During January 2023, the Company sold 440,825 shares of common stock under the ATM Program for approximately $1.6 million in gross proceeds. Net proceeds for sales during the quarter ended March 31, 2023 were approximately $1.6 million.

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

Shares reserved

The following shares of common stock were reserved for future issuance as of the date indicated:

March 31, 2023
Stock options outstanding	408,017
Restricted stock units	-
Shares available for grant under equity incentive plan	5
Warrants outstanding	3,670,701
4,078,723

8.	Stock-based Compensation

2016 Omnibus Incentive Plan

The Panbela Therapeutics, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. As of March 31, 2023, options to purchase 362,956 shares of common stock were outstanding under the 2016 Plan and five shares remained available for future awards.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Panbela Therapeutics, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the original receipt of stockholder approval for the 2016 Plan in May 2016. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. As of March 31, 2023, options to purchase 5,600 shares of common stock remained outstanding under the 2011 Plan. The average remaining life is approximately 1.7 years.

CPP’s 2010 Equity Incentive Plan

The Company has assumed all remaining rights and obligations with respect to CPP’s 2010 Equity Incentive Plan (the “CPP Plan”) through the issuance of replacement options. As of March 31, 2023, options to purchase 39,461 shares of common stock remained outstanding under the CPP Plan, with a weighted average exercise price of $14.013 per share, and the average remaining contractual life was 6.9 years.

Stock-based compensation expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 31, 2023 vest based upon time-based and performance conditions. There was approximately $0.7 million unamortized stock-based compensation expense related to options granted to employees, directors, and consultants as of March 31, 2023.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$140	$271
Research and development	40	63
Total stock based compensation	$180	$334

Details of options available to grant, granted, exercised, cancelled, or forfeited during the three months ended March 31, 2023 follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2023	100,556	$145.48	$-
Granted	307,461	0.50
Exercised	-	-
Cancelled	-	-
Forfeitures or expirations	-	-
Balance at March 31, 2023	408,017	$36.24	$-

Information about stock options outstanding, vested and expected to vest as of March 31, 2023, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$.50	-	$58.80	347,271	9.63	$2.08	39,812	6.87
$90.40	-	$91.00	1,578	7.78	$90.46	625	6.74
$100.00	-	$166.80	30,595	6.13	$135.94	27,174	5.89
$180.00	-	$244.00	11,676	5.69	$208.29	10,738	5.56
$324.00	-	$404.00	12,051	5.94	$365.14	10,725	5.77
604.00			4,846	3.70	$604.00	4,845	3.70
Totals			408,017	9.09	$36.24	93,919	6.15

Assumptions used to calculate the fair market value of options granted in the quarter ended March 31, 2023 include:

	2023
Common stock fair value		$0.50
Risk-free interest rate	3.59%	-	3.60%
Expected dividend yield		-
Expected Option life	5.08	-	5.50
Expected stock price volatility	131.3%	-	138.0%

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially and adversely from the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (i) our lack of diversification and the corresponding risk of an investment in our Company; (ii) potential deterioration of our financial condition and results due to failure to diversify; (iii) our ability to successfully complete acquisitions and integrate operations for new product candidates; (iv) our ability to obtain additional capital, on acceptable terms or at all, required to implement our business plan; (v) final results of our Phase I clinical trial; (vi) progress and success of our randomized Phase II/III clinical trial; (vii) our ability to demonstrate safety and effectiveness of our product candidate; (viii) our ability to obtain regulatory approvals for our product candidate in the United States, the European Union, or other international markets; (ix) the market acceptance and future sales of our product candidate; (x) the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidate; (xi) the rate of progress in establishing reimbursement arrangements with third-party payors; (xii) the effect of competing technological and market developments; (xiii) the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and (xiv) our ability to maintain our listing on a national securities exchange (xv) such other factors as discussed in Part I, Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

Our lead candidates are ivospemin (SBP-101) for which we have exclusively licensed the worldwide rights from the University of Florida Research Foundation, Inc. and Flynpovi (eflornithine (CPP-1X) and Sulindac). Flynpovi is delivered in an oral form. The Company has an exclusive worldwide license to commercialize Flynpovi from the Arizona Board of Regents of the University of Arizona.

Ivospemin (SBP-101)

In 2015, the FDA accepted our Investigational New Drug (“IND”) application for our ivospemin product candidate. In May of 2022 we were notified that the United States Adopted Names (“USAN”) had adopted ivospemin as a USAN for SBP-101. The USAN information on ivospemin was posted on the USAN Web site (www.ama-assn.org/go/usan).

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

In January of 2022, the Company announced the initiation of a new clinical trial. Referred to as ASPIRE, the trial is a randomized double-blind placebo-controlled trial in combination with gemcitabine and nab-paclitaxel, a standard pancreatic cancer treatment regimen in patients previously untreated for metastatic pancreatic cancer. The trial will be conducted globally at approximately 95 sites in the United States, Europe and Asia - Pacific. The company announced the first patient enrolled in the trial in Australia in August of 2022. In September, the company announced that they had obtained regulatory approval to open sites in Spain, France and Italy. On March 31, 2023 there were 45 sites open in 7 countries.

While opening of clinical sites in the United States and the rest of the world has been slower than originally anticipated, due in part to resource fatigue in the medical community, the Company expects all countries and sites to be open by mid-2023.

The trial was originally designed as a Phase II/III with a smaller initial sample size (150) to support the events required for interim analysis based on progression-free survival (PFS) and a primary endpoint of overall survival. In response to European and FDA regulatory feedback, the study was amended to include the total trial sample size (600) and the design modified to utilize overall survival as the primary endpoint to be examined at interim analysis. PFS will also be analyzed to provide additional efficacy evidence. This amendment was supported by the final data from the Phase Ia/Ib first line metastatic pancreatic trial which completed enrollment in December of 2020. The study will enroll 600 subjects and is anticipated to take 36 months for complete enrollment with the interim analysis available in early 2024.

In early April 2023, the Company announced a poster presentation highlighting the results for ivospemin as a polyamine metabolism modulator in ovarian cancer at the American Association for Cancer Research Annual Conference The poster concludes that the ivospemin chemotherapy treatment of C57Bl/6 mice injected with VDID8+ ovarian cancer cells significantly prolonged survival and decreased overall tumor burden. The results suggest that ivospemin in combination with standard of care chemotherapy may have a role in the clinical management of ovarian cancer, and the Company intends to continue pre-clinical and clinical studies in ovarian cancer.

Additional clinical trials may be required for FDA or other country approvals. The cost and timing of additional clinical trials are highly dependent on the nature and size of the trials.

Flynpovi (eflornithine (CPP-1X) and sulindac)

In 2009, the FDA accepted our IND application for the combination product, Flynpovi, product candidate.

In a Phase III study, the efficacy and safety of the combination of eflornithine and sulindac known as Flynpovi, as compared with either drug eflornithine or sulindac alone, in adults with familial adenomatous polyposis (“FAP”) was conducted. A total of 171 patients underwent randomization. Disease progression occurred in 18 of 56 patients (32%) in the Flynpovi group, 22 of 58 (38%) in the sulindac group, and 23 of 57 (40%) in the eflornithine group, with a hazard ratio of 0.71 (95% confidence interval [CI], 0.39 to 1.32) for Flynpovi as compared with sulindac (p = 0.29) and 0.66 (95% CI, 0.36 to 1.23) for Flynpovi as compared with eflornithine. In a post-hoc analysis, none of the patients in the Flynpovi arm progressed to a need for lower gastrointestinal (“LGI”) surgery for up to 48 months compared with 7 (13.2%) and 8 (15.7%) patients in the sulindac and eflornithine (CPP-1X) arms. These data corresponded to risk reductions for the need for LGI surgery approaching 100% between Flynpovi and either monotherapy with HR = 0.00 (95% CI, 0.00–0.48; p = 0.005) for Flynpovi versus sulindac and HR = 0.00 (95% CI, 0.00–0.44; p = 0.003) for Flynpovi versus eflornithine. Given the statistical significance of the LGI group, a new drug application (“NDA”) was filed with the FDA. As the study failed to meet the primary endpoint, and the NDA was based on the results of an exploratory analysis, a complete response letter was issued. To address this deficiency concern, the Company must submit the results of one or more adequate and well-controlled clinical trials which demonstrate an effect on a clinical endpoint.

In April of 2023 the Company regained the North American rights to develop and commercialize Flynpovi in patients with FAP, as a result of the termination of the licensing agreement between CPP and One-Two Therapeutics Assets Limited

We also have an ongoing double-blind placebo-controlled trial of Flynpovi to prevent recurrence of high-risk adenomas and second primary colorectal cancers in patients with stage 0-III colon or rectal cancer, Phase III - Preventing Adenomas of the Colon with Eflornithine and Sulindac (“PACES”). The purpose of this study is to assess whether the combination of eflornithine and sulindac (compared to corresponding placebos) has efficacy against colorectal lesions with respect to high-grade dysplasia, adenomas with villous features, adenomas one cm or greater, multiple adenomas, any adenomas >/= 0.3 cm, total advanced colorectal events, or total colorectal events. The PACES trial is funded by the National Cancer Institute (“NCI”) in collaboration with Southwest Oncology Group (“SWOG”).

Eflornithine (CPP-1X)/eflornithine sachets (CPP-1X-S)

In 2009 and 2018, the FDA accepted our IND applications for eflornithine.

There are trials evaluating eflornithine sachets in relapsed refractory neuroblastoma supported by the Children’s Oncology Group (“COG”) /NCI (ongoing) and STK11 mutation patients with non-small cell lung cancer scheduled to begin this year. For eflornithine tablets, a Phase II trial in early onset Type I diabetes was opened on January 11, 2023 in collaboration with Indiana University and the Juvenile Diabetes Research Foundation (“JDRF”).

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

We have incurred losses of $96.2 million since 2011. For the three months ended March 31, 2023, we incurred a net loss of $5.1 million. We also incurred negative cash flows from operating activities of approximately $9.7 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize.

Our cash was approximately $5.2 million and $1.3 million as of March 31, 2023 and December 31, 2022, respectively. An increase of $3.9 million in cash for the three months ended March 31, 2023 was due to $13.7 million net financing activities offset in part by approximately $9.7 million negative cash flow from operations. Due to drug shortages of Abraxane, which is utilized in addition to ivospemin for the current randomized clinical trial, the Company has explored all avenues to procure supply and prepayments of approximately $2.0 million were required well in advance of delivery and is reflected in the periods cash used in operations. Net financing activities included a registered public offering of common stock, prefunded warrants, and warrants with net proceeds of approximately $13.7 million. The Company also sold common stock through its at-the market sales arrangement, with net proceeds of approximately $1.6 million. In the same period, the Company also recorded $1.6 million in loan repayments.

We need to raise additional capital to continue our operations and execute our business plan past the second quarter of 2023, including completing required future trials and pursuing regulatory approvals in the United States, the European Union, and other international markets. Historically we have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data were not positive or if economic or market conditions deteriorate.

If we are unable to obtain additional financing when needed, we would need to scale back our operations, taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff or staff compensation, significantly modifying, or delaying the development of our product candidates, licensing to third parties the rights to commercialize our product candidates, or ceasing operations.

The Company has not experienced any significant disruptions to our operations as a result of the COVID-19 pandemic. Recruitment and enrollment in our Phase Ia/Ib trial was paused for a brief time in April and May of 2020. The drug product was delayed during early 2022, but we had adequate supply to initiate our randomized Phase II/III clinical trial and experienced no product related disruptions to our clinical trials. The Company was not required to change management practices as it was decentralized prior to the COVID-19 pandemic.

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	Percent Change
Operating Expenses
General and administrative	$1,352	$1,796	-24.7%
Research and development	3,508	2,208	58.9%
Total operating expenses	4,860	4,004	21.4%

Other income (expense), net	(253)	309	-181.9%
Income tax benefit	-	29	-100.0%
Net Loss	$(5,113)	$(3,666)	39.5%

Research and development (“R&D”) and general and administrative (“G&A”) expenses include non-cash share-based compensation expense resulting from our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 31, 2023 vest upon performance or time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss:

	Three Months Ended March 31,
	2023	2022
General and administrative	$140	$271
Research and development	40	63
Total stock based compensation	$180	$334

General and administrative expense

Our G&A expenses decreased 24.7% to $1.4 million in the first quarter of 2023, down from $1.8 million in the first quarter of 2022. The decrease is primarily related to reduced legal and other costs associated with the completed merger of CPP in 2022.

Research and development expense

Our R&D expenses increased 58.9% to $3.5 million in the first quarter of 2023, up from $2.2 million in the first quarter of 2022. The increase is due primarily to increased sites and subject enrollments in the ASPIRE Randomized Phase II/III trial in the first quarter of 2023.

Other income (expense), net

Other expense, net, was approximately $0.3 million for the three months ended March 31, 2023. Other expenses in the three months ended March 31, 2023 are related to foreign currency exchange loss on the intercompany receivable balance and interest expense on two promissory notes.

Other income, net, was approximately $0.3 million for the three months ended March 31, 2022. Other income in the three months ended March 31, 2022 is related to foreign currency exchange gain on the intercompany receivable balance.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2023 and December 31, 2022 and our cash flow data for the three months ended March 31, 2023 and 2022. It is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	March 31, 2023	December 31, 2022
Cash	$5,235	$1,285
Working capital	$(1,913)	$(6,056)

Cash Flow Data	Three Months Ended March 31,
	2023	2022
Cash Provided by (Used in):
Operating Activities	$(9,751)	$(4,483)
Financing Activities	13,704	-
Effect of exchange rate changes on cash	(3)	2
Net increase (decrease) in cash	$3,950	$(4,481)

Working Capital

Our total cash and cash equivalents were $5.2 million and $1.3 million as of March 31, 2023 and December 31, 2022, respectively. We had $9.7 million in current liabilities and a working capital deficit of $1.9 million as of March 31, 2023, compared to $7.8 million in current liabilities and working capital deficit of $6.0 million as of December 31, 2022. Working capital is defined as current assets less current liabilities.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $9.7 million in the three months ended March 31, 2023 compared to approximately $4.5 million in the three months ended March 31, 2022. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities. For the quarter ended March 31, 2023, cash used in operating activities also included $5.5 million to fund long term deposits held by the CRO leading our randomized trial. The increase in the quarter to Net Deposits held by our CRO was offset by an increase in Accounts Payable. Also reflected in the increased cash used in operations is approximately $2.0 for prepayment of drug supply.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $13.7 million for the three months ended March 31, 2023, with no cash provided by financing activities for the three months ended March 31, 2022. The cash provided for the three months ended March 31, 2023 represents the proceeds from the sale of common stock, prefunded warrants and warrants, partially offset by the payment and payoff of promissory notes.

Capital Requirements

As we continue to pursue our operations and execute our business plan, including the completion of the clinical development plan for our initial product candidate, ivospemin, in pancreatic cancer, and pursuing regulatory approvals in the United States, the European Union and other international markets, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●	the progress of clinical trials required to support our applications for regulatory approvals, including the completion of our global, randomized Phase II/III trial initiated in January of 2022;

●	the cost to implement development efforts for ivospemin in ovarian cancer and expand development efforts for assets acquired as the result of the acquisition of CPP;

●	the cost, if any, to develop our product candidate, Flynpovi;

●	the cost to develop eflornithine in various indications if early clinical trials underway now, and funded through third party collaborations, are successful;

●	our ability to demonstrate the safety and effectiveness of our product candidates;

●	our ability to obtain regulatory approval of our product candidates in the United States, the European Union or other international markets;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidates;

●	the market acceptance and level of future sales of our product candidates;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments; and

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims.

As of March 31, 2023, we did not have any existing credit facilities under which we could borrow funds. Historically we have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

Indebtedness

CPP issued to Sucampo GmbH (“Lender”) an Amended and Restated Promissory Note (the “Note”) on June 15, 2022 for the principal sum of approximately $6.2 million (the “Principal”). The note bears simple interest on any outstanding Principal at a rate of 5% per annum. All unpaid Principal, together with any then unpaid and accrued interest, is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31, 2023, January 31, 2024, January 31, 2025 and January 31, 2026; and (ii) all remaining Principal plus accrued but unpaid interest on or before January 31, 2027. The Company made the scheduled January 31, 2023 payment of $1.0 million plus accrued interest. The outstanding principal balance on March 31, 2023 was approximately $5.2 million. Accrued and unpaid interest as of March 31, 2023 totaled approximately $42,000.

Panbela has provided a Guarantee of payment in favor of the Lender for the full amount of the Note issued to the Lender.

As of March 31, 2023, the outstanding balance on the amended promissory note with a former development partner, Tillotts Pharma AG was paid in full.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are set forth in the notes accompanying the condensed consolidated financial statements included in this document. The accounting policies and estimates used in preparing our interim fiscal 2023 condensed consolidated financial statements are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4.	Controls and Procedures.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item1A.	Risk Factors.

Other than noted below there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

We could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.

During the first quarter of 2023, we cured previously identified minimum bid price and minimum stockholders’ equity deficiencies and regained compliance with all applicable listing standards of The Nasdaq Stock Market LLC (“Nasdaq”). However, on April 14, 2023, we received a notification letter from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that for 30 business days, our common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (“Minimum Bid Price Requirement”). The Nasdaq notification has no immediate effect on the listing or trading of our common stock on Nasdaq. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have an initial compliance period of 180 calendar days, or until October 11, 2023, to regain compliance with the Minimum Bid Price Requirement. During the compliance period, our shares of common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days or such longer period as may be required in the Staff’s discretion during the 180-calendar day grace period. Further, if our common stock has a closing bid price of $0.10 or less for ten consecutive business days, then the Staff may proceed with immediate delisting, subject to a limited opportunity for a hearing.

We intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq, including by effecting a reverse stock split. At our annual meeting of stockholders to be held on May 25, 2023, we are asking stockholders to approve a proposed amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at a reverse stock split ratio ranging from any whole number between 1-for-5 and 1-for-100, subject to and as determined by our Board of Directors. If the reverse stock split proposal is not approved by our stockholders, then we will be unable to complete a reverse stock split, and our common stock will be delisted from the Nasdaq Capital Market if our bid price does not improve. Even if a reverse stock split is approved and effected, it is not a guarantee that we will ultimately regain compliance with the applicable requirements for continued listing.

If, for any reason, Nasdaq were to delist our securities from trading on The Nasdaq Capital Market and we were unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

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

In addition, if we cease to be listed on The Nasdaq Capital Market, we may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, our stock may be traded as a “penny stock”, which would make transactions in our stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to further decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description	Manner of Filing

2.1

Agreement and Plan of Merger, dated February 21, 2022, by and among Panbela Therapeutics, Inc., Canary Merger Holdings, Inc., Canary Merger Subsidiary I, Inc., Canary Merger Subsidiary II, Inc., Cancer Prevention Pharmaceuticals, Inc., and Fortis Advisors LLC, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to current report on Form 8-K dated February 22, 2022).

Incorporated by Reference

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed January 17, 2023)	Incorporated by Reference

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed April 18, 2023	Incorporated by Reference

3.3	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed April 18, 2023)	Incorporated by Reference

4.1

Warrant Agency Agreement dated as of January 30, 2023 by and between Panbela Therapeutics, Inc. and VStock Transfer, LLC (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on January 31, 2023)

Incorporated by Reference

10.1

Form of Placement Agency Agreement dated as of January 26, 2023 by and between Panbela Therapeutics, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed January 31, 2023)

Incorporated by Reference

10.2	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.2 to current report Form 8-K filed on January 26, 2023)	Incorporated by Reference

10.3	Subscription and Investment Representation Agreement (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed April 18, 2023)	Incorporated by Reference

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

101

Financial statements from the quarterly report on Form 10-Q of Panbela Therapeutics, Inc. for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

Filed Electronically

104	Cover Page Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANBELA THERAPEUTICS, INC.

Date: May 4, 2023	/s/ Jennifer K. Simpson
Jennifer K. Simpson President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 4, 2023	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)