Form 10-Q
period 2023-06-30
Panbela Therapeutics, Inc.
filed 2023-08-10
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

On August 7, 2023 there were 2,957,736 shares of the registrant’s common stock, par value $0.001, outstanding.

Panbela Therapeutics, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Panbela Therapeutics, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,205	$1,285
Prepaid expenses and other current assets	3,411	443
Income tax receivable	193	49
Total current assets	10,809	1,777
Other non-current assets	8,742	3,201
Total assets	$19,551	$4,978

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,440	$2,865
Accrued expenses	1,008	2,993
Accrued interest payable	107	325
Note payable	-	650
Debt, current portion	1,000	1,000
Total current liabilities	10,555	7,833

Debt, net of current portion	4,194	5,194
Total non-current liabilities	4,194	5,194

Total liabilities	14,749	13,027

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 2,612,038 and 34,761 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	-
Additional paid-in capital	105,855	82,286
Accumulated deficit	(102,046)	(91,094)
Accumulated comprehensive income	990	759
Total stockholders' equity (deficit)	4,802	(8,049)
Total liabilities and stockholders' equity (deficit)	$19,551	$4,978

Share and per share data have been adjusted for all periods presented to reflect the one-for-thirty reverse stock split effective June 1, 2023 and the one-for-forty reverse stock split effective January 13, 2023.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative	$1,643	$1,258	$2,995	$3,053
Research and development	4,234	20,028	7,750	22,236
Operating loss	(5,877)	(21,286)	(10,745)	(25,289)

Other income (expense):
Interest income	49	2	65	2
Interest expense	(70)	(16)	(173)	(20)
Other expense	(82)	(848)	(248)	(536)
Total other expense	(103)	(862)	(356)	(554)

Loss before income tax benefit	(5,980)	(22,148)	(11,101)	(25,843)

Income tax benefit	147	18	149	47

Net loss	(5,833)	(22,130)	(10,952)	(25,796)
Foreign currency translation adjustment	67	813	231	514
Comprehensive loss	$(5,766)	$(21,317)	$(10,721)	$(25,282)

Basic and diluted net loss per share	$(7.95)	$(1,843.68)	$(22.08)	$(2,243.10)
Weighted average shares outstanding - basic and diluted	733,314	12,003	496,013	11,500

Share and per share data have been adjusted for all periods presented to reflect the one-for-thirty reverse stock split effective June 1, 2023 and the one-for-forty reverse stock split effective January 13, 2023.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

	For the Three and Six Months Ended June 30, 2023
					Accumulated Other
	Common Stock		Additional Paid-In	Accumulated	Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	(Deficit) Equity
Balance as of January 1, 2023	34,761	$-	$82,286	$(91,094)	$759	$(8,049)
Proceeds from sale of Common Stock	237,191	-	15,359	-	-	15,359
Cash paid for fractional shares	-	-	(4)	-	-	(4)
Warrant exchange cashless	264,124	1	(1)	-	-	-
Stock-based compensation	-	-	180	-	-	180
Net loss	-	-	-	(5,119)	-	(5,119)
Foreign currency translation adjustment	-	-	-	-	164	164
Balance as of March 31, 2023	536,076	$1	$97,820	$(96,213)	$923	$2,531

Proceeds from sale of Common Stock	2,008,881	2	7,711	-	-	7,713
Cash paid for fractional shares	-	-	(5)	-	-	(5)
Warrant exchange cashless	67,694	-	-	-	-	-
Adjustment for fractional shares	(613)	-	-	-	-	-
Stock-based compensation	-	-	329	-	-	329
Net loss	-	-	-	(5,833)	-	(5,833)
Foreign currency translation adjustment	-	-	-	-	67	67
Balance as of June 30, 2023	2,612,038	$3	$105,855	$(102,046)	$990	$4,802

	For the Three and Six Months Ended June 30, 2022
					Accumulated Other
	Common Stock		Additional Paid-In	Accumulated	Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance as of January 1, 2022	10,995	$-	$66,240	$(56,160)	$133	$10,212
RSU's vested	4	-	-	-	-	-
Stock-based compensation	-	-	334	-	-	334
Net loss	-	-	-	(3,666)	-	(3,666)
Foreign currency translation adjustment	-	-	-	-	(299)	(299)
Balance as of March 31, 2022	10,999	$-	$66,574	$(59,826)	$(166)	$6,581

Issuance of common stock - CPP Acquisition	6,099	-	9,605	-	-	9,605
Vesting of restricted stock	4	-	-	-	-	-
Stock-based compensation	-	-	293	-	-	293
Net loss	-	-	-	(22,130)	-	(22,130)
Foreign currency translation adjustment	-	-	-	-	813	813
Balance as of June 30, 2022	17,102	$-	$76,472	$(81,956)	$647	$(4,838)

Share and per share data have been adjusted for all periods presented to reflect the one-for-thirty reverse stock split effective June 1, 2023 and the one-for-forty reverse stock split effective January 13, 2023.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,952)	$(25,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of in process research and development (IPR&D)	-	17,737
Stock-based compensation	509	627
Non-cash interest expense	107	13
Changes in operating assets and liabilities:
Income tax receivable	(149)	(33)
Prepaid expenses and other current assets	(2,967)	(219)
Other non-current assets	(5,541)	(2,561)
Accounts payable	5,812	2,483
Accrued liabilities	(2,311)	(931)
Net cash used in operating activities	(15,492)	(8,680)

Cash flows from investing activities:
Investment in IPR&D	-	(659)
Cash acquired in merger	-	4
Net cash used in investing activities	-	(655)
Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of $2.1 million of offering costs	23,071	-
Cash paid for fractional shares	(9)	-
Principal payments on notes	(1,650)	-
Net cash provided by financing activities	21,412	-

Effect of exchange rate changes on cash	-	(2)

Net change in cash	5,920	(9,337)
Cash and cash equivalents at beginning of period	1,285	11,867
Cash and cash equivalents at end of period	$7,205	$2,530

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$386	$7

Supplemental disclosure of non-cash transactions:
Fair value of common stock, stock options and stock warrants issued as consideration for asset acquisition	$-	$9,605

Share and per share data have been adjusted for all periods presented to reflect the one-for-thirty reverse stock split effective June 1, 2023 and the one-for-forty reverse stock split effective January 13, 2023.

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

The primary objective of our pipeline is the utilization of pharmacotherapies to reduce or normalize increased disease-associated polyamines using complementary pharmacotherapies. Our lead candidates are ivospemin (SBP-101) for which we have exclusively licensed the worldwide rights from the University of Florida Research Foundation, Inc., Flynpovi™ a combination of eflornithine (CPP-1X) and sulindac and eflornithine (CPP-1X) alone in tablet or sachet form. We have exclusively licensed rights from the Arizona Board of Regents of the University of Arizona to commercialize Flynpovi, and a sublicense agreement to develop and commercialize Flynpovi in North America was terminated by the licensee on April 4, 2023.

Reverse stock splits

Effective June 1, 2023, Panbela effected a 1-for-30 reverse stock split of its outstanding shares of common stock. Effective January 13, 2023, Panbela effected a 1-for-40 reverse stock split of its outstanding shares of common stock. Unless specifically provided otherwise herein, all share and per share amounts of our common stock presented have been retroactively adjusted to reflect the reverse stock splits. See Note 7 for more information.

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

We have incurred losses of $102.0 million since our inception in 2011. For the six months ended June 30, 2023 we incurred a net loss of $11.0 million. We also incurred negative cash flows from operating activities of approximately $15.5 million for this period. As we continue to pursue development activities and seek commercialization, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. We incurred approximately $21.4 million positive cash flows from financing activities related to proceeds from the sale of common stock, pre-funded warrants, and warrants, partially offset by the payments made on two promissory notes. As of June 30, 2023 we had cash of approximately $7.2 million, working capital of $0.3 million, (working capital is defined as current assets less current liabilities), and stockholders’ equity of $4.8 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

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

In January of 2022, the Company announced the opening of a global randomized Phase II/III clinical trial, which is being conducted in the United States, Europe and Asia Pacific (APAC). The Company does not expect any disruption to the conduct of this new clinical trial associated with COVID-19. The trial is reliant on adequate supply of gemcitabine and Abraxane (nab-paclitaxel) which can be subject to supply shortages.

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

4.         Liquidity and Business Plan

On June 21, 2023, the Company completed a registered public offering of common stock, pre-funded warrants and warrants which resulted in net proceeds of approximately $7.7 million.

On January 30, 2023 the Company completed a registered public offering of common stock, pre-funded warrants and warrants which resulted in net proceeds of approximately $13.8 million. Also, in the first quarter of 2023 the Company received net proceeds of approximately $1.6 million from the sale of common stock via the Company’s ATM Program (See Note 7).

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

Research and development costs for 2022 include IPR&D. This asset was acquired from the securityholders of CPP and written off to research and development immediately subsequent to the asset acquisition.

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

Foreign currency translation adjustments

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Australia Pty Ltd, are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity. During the six-month periods ended June 30, 2023 and 2022, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

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

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of the dates indicated:

	June 30,
	2023	2022
Employee and non-employee stock options	13,455	3,367
Common stock issuable under common stock purchase warrants	4,832,926	4,539
	4,846,381	7,906

6.         Notes Payable

Sucampo promissory note

As of June 30, 2023, CPP had a balance outstanding of approximately $5.3 million for principal and interest under an amended and restated promissory note (the “Sucampo Note). The note was issued with an initial principal amount of approximately $6.2 million in favor of Sucampo GmbH dated as of June 15, 2022. The principal balance outstanding as of June 30, 2023 of approximately $5.2 million under the Sucampo Note bears simple interest at a rate of 5% per annum. All unpaid principal, together with any then unpaid and accrued interest is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31, 2024, January 31, 2025, and January 31, 2026; and (ii) all remaining principal plus accrued but unpaid interest on or before January 31, 2027. On February 1, 2023, Panbela paid the balance due of $1.0 million plus accrued and unpaid interest of approximately $295,000. As of June 30, 2023, the Company was current in all payments due under the Sucampo Note and the accrued and unpaid interest on this note was approximately $106,700. Panbela has agreed to guarantee CPP’s payment obligations under the Sucampo Note pursuant to a Guaranty dated as of June 15, 2022.

Tillotts promissory note

As of December 31, 2022, CPP had a balance outstanding of approximately $0.7 million representing principal and interest under an amended promissory note issued with an initial principal amount of approximately $650,000 in favor of Tillotts Pharma AG. The principal balance and accrued and unpaid interest were paid in full on January 31, 2023.

7.         Stockholders’ Equity

Public offering of common stock and warrants June 2023

On June 21, 2023 the Company completed a registered public offering and issued an aggregate of 586,000 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 1,684,000 shares of common stock at an exercise price of $0.001 per share and warrants to purchase up to an aggregate of 4,540,000 shares of its common stock at an exercise price of $3.75 per share. The securities were issued for a combined offering price of $3.75 per share of common stock and warrants to purchase two shares, or $3.749 per pre-funded warrant and warrants to purchase two shares. Net proceeds from the offering totaled approximately $7.7 million. As of June 30, 2023, 261,000 of the pre-funded warrants and all of the other warrants remained outstanding. The securities were offered pursuant to an effective registration statement on Form S-1.

Of the remaining warrants, warrants to purchase 2,270,000 shares of common stock, have an alternative cashless exercise provision pursuant to which the holder may provide notice and receive and aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.24. This feature became available on June 28, 2023 and as of June 30, 2023 no shares were issued with this alternative cashless exercise. As of August 4, 2023, 84,744 shares of common stock had been issued for warrants to purchase 353,100 shares of common stock.

As of August 4, 2023, all of the pre-funded warrants have been exercised. As of the same date warrants to purchase up to an aggregate of 4,186,900 shares of common stock remained outstanding with an exercise price of $3.75 per shares, of which warrants to purchase 1,916,900 were eligible for alternative cashless exercise.

Public offering of common stock and warrants January 2023

On January 30, 2023 the Company completed a registered public offering and issued an aggregate of 161,407 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 61,090 shares of common stock at an exercise price of $0.001 per share and warrants to purchase up to an aggregate of 445,000 shares of its common stock at an exercise price of $82.50 per share. The securities were issued for a combined offering price of $67.50 per share of common stock and warrants to purchase two shares, or $67.47 per pre-funded warrant and warrants to purchase two shares. Net proceeds from the offering totaled approximately $13.8 million. The securities were offered pursuant to an effective registration statement on Form S-1.

All of the pre-funded warrants were exercised by February 3, 2023. The remaining warrants have an alternative cashless exercise provision pursuant to which the holder may provide notice and receive and aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.75. This feature became available on March 1, 2023 and as of as of June 30, 2023, 331,824 shares of common stock had been issued for warrants to purchase 442,433 shares. Warrants to purchase 2,566 shares of common stock remained outstanding with an exercise price of $82.50 per share.

At-the-market program

We are party to a Sales Agreement dated July 29, 2022, pursuant to which Roth Capital Partners, LLC (the “Agent”) may sell shares of the Company’s common stock having an aggregate gross sales price of up to $8.4 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). Under the Sales Agreement, Roth is entitled to a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the ATM Program. The Company incurred financing costs of approximately $44,000, which were charged to additional paid in capital in December 2022 when the Company began selling shares under the ATM Program.

During January 2023, the Company sold 14,694 shares of common stock under the ATM Program for approximately $1.6 million in gross proceeds. No shares have been sold under the ATM Program after January, 2023.

Reverse stock splits

On May 25, 2023, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to effect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split within a range of a ratio of one-for-five (1:5) up to a ratio of one-for-one hundred (1:100). On June 1, 2023, the Company's Board of Directors approved the implementation of the reverse stock split of the Company's Common Stock at a ratio of one-for-thirty (1:30). As a result of the reverse stock split, every thirty (30) shares of the Company's Common Stock either issued and outstanding immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. On June 1, 2023, the Company filed a Certificate of Amendment of its Certificate of Incorporation, as amended with the Secretary of State of Delaware effecting a one-for-thirty (1:30) reverse stock split of the shares of the Company’s common stock, issued and outstanding, effective June 1, 2023.

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

Shares reserved

The following shares of common stock were reserved for future issuance as of the date indicated:

June 30, 2023
Stock options outstanding	13,455
Shares available for grant under equity incentive plan	-
Warrants outstanding	4,832,926
4,846,381

8.         Stock-based Compensation

2016 Omnibus Incentive Plan

The Panbela Therapeutics, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. As of June 30, 2023, options to purchase 12,054 shares of common stock were outstanding under the 2016 Plan and no shares remained available for future awards. The average remaining life is approximately 9.2 years.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Panbela Therapeutics, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the original receipt of stockholder approval for the 2016 Plan in May 2016. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. As of June 30, 2023, options to purchase 171 shares of common stock remained outstanding under the 2011 Plan. The average remaining life is approximately 1.6 years.

CPP’s 2010 Equity Incentive Plan

The Company has assumed all remaining rights and obligations with respect to CPP’s 2010 Equity Incentive Plan (the “CPP Plan”) through the issuance of replacement options. As of June 30, 2023, options to purchase 1,230 shares of common stock remained outstanding under the CPP Plan, with a weighted average exercise price of $361.56 per share, and the average remaining contractual life was 7.1 years.

Stock-based compensation expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 30, 2023 vest based upon time-based and performance conditions. There was approximately $0.4 million unamortized stock-based compensation expense related to options granted to employees, directors, and consultants as of June 30, 2023. The unamortized expense will be recognized over the next 15 months.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
General and Administrative	$416	$507
Research and Development	93	120
	$509	$627

Details of options available to grant, granted, exercised, cancelled, or forfeited during the six months ended June 30, 2023 follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2023	3,287	$4,369	$-
Granted	10,240	15
Exercised	-	-
Cancelled	(72)	1,424
Forfeitures or expirations	-	-
Balance at June 30, 2023	13,455	$1,071	$-

Information about stock options outstanding, vested and expected to vest as of June 30, 2023 is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$15.00	-	$1,764.00	11,470	9.46	$52	2,892	8.62
$2,712.00	-	$2,730.00	49	7.48	$2,714	18	6.23
$3,000.00	-	$5,004.00	1,001	5.90	$4,081	897	5.68
$5,400.00	-	$6,900.00	378	6.19	$6,247	378	6.19
$9,720.00	-	$12,000.00	399	5.70	$10,955	355	5.53
$18,120.00			158	3.45	$18,120	158	3.45

Totals			13,455	8.92	$1,071	4,698	7.45

Assumptions used to calculate the fair market value of options granted in the six month period ended June 30, 2023 include:

	2023
Common stock fair value		$15.00
Risk-free interest rate	3.59%	-	3.60%
Expected dividend yield		-
Expected Option life	5.08	-	5.50
Expected stock price volatility	131.3%	-	138.0%

9.         Subsequent Events

On July 17, 2023, the Company divested certain rights, titles and interests in its eflornithine pediatric neuroblastoma program. Under the terms of the agreement, the Company is entitled to receive up to approximately $9.5 million in non-dilutive funding in exchange for the sale of these assets. An initial payment of $400,000 was received by the Company at the time of closing, remaining payments will be receivable if the acquiring company successfully completes certain milestones related to clinical development, regulatory approval and commercial sales. At the time of closing, the successful completion of these milestones is not probable and the Company did not recognize these future payments on the date of the sale as they did not have any realized or realizable value.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially and adversely from the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (i) our ability to obtain additional capital, on acceptable terms or at all, required to implement our business plan; (ii) our lack of diversification and the corresponding risk of an investment in our Company; (iii) our ability to maintain our listing on a national securities exchange; (iv) progress and success of our randomized Phase II/III clinical trial; (v) our ability to demonstrate the safety and effectiveness of our product candidates: ivospemin ( SBP-101 ), Flynpovi, and eflornithine (CPP-1X)  (v) our ability to obtain regulatory approvals for our product candidates, SBP-101, Flynpovi and CPP-1X in the United States, the European Union or other international markets; (vii) the market acceptance and level of future sales of our product candidates, SBP-101, Flynpovi and CPP-1X ; (viii) the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidates, SBP-101, Flynpovi and CPP-1X ; (ix) the rate of progress in establishing reimbursement arrangements with third-party payors; (x) the effect of competing technological and market developments; (xi) the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and (xii) such other factors as discussed in Part I, Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

In January of 2022, the Company announced the initiation of a new clinical trial. Referred to as ASPIRE, the trial is a randomized double-blind placebo-controlled trial in combination with gemcitabine and nab-paclitaxel, a standard pancreatic cancer treatment regimen in patients previously untreated for metastatic pancreatic cancer. The trial will be conducted globally at approximately 94 sites in the United States, Europe and Asia - Pacific. The Company announced the first patient enrolled in the trial in Australia in August of 2022. In September, the company announced that they had obtained regulatory approval to open sites in Spain, France and Italy. On June 30, 2023 there were 52 sites open in 9 countries.

While opening of clinical sites in the United States and the rest of the world has been slower than originally anticipated, due in part to resource fatigue in the medical community, the Company expects all countries and sites to be open by mid-2023.

The trial was originally designed as a Phase II/III with a smaller initial sample size (150) to support the events required for interim analysis based on progression-free survival (PFS) and a primary endpoint of overall survival. In response to European and FDA regulatory feedback, the study was amended to include the total trial sample size (600) and the design modified to utilize overall survival as the primary endpoint to be examined at interim analysis. PFS will also be analyzed to provide additional efficacy evidence. The study is anticipated to take 36 months for complete enrollment of 600 subject with the interim analysis available in early 2024.

In early April 2023 the Company announced a poster presentation highlighting the results for ivospemin as a polyamine metabolism modulator in ovarian cancer at the American Association for Cancer Research Annual Conference. The poster concludes that the ivospemin chemotherapy treatment of C57Bl/6 mice injected with VDID8+ ovarian cancer cells significantly prolonged survival and decreased overall tumor burden. The results suggest that ivospemin in combination with standard of care chemotherapy may have a role in the clinical management of ovarian cancer, and the Company intends to continue pre-clinical and clinical studies in ovarian cancer.

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

In April of 2023 the Company regained the North American rights to develop and commercialize Flynpovi in patients with FAP, as a result of the termination of the licensing agreement between CPP and One-Two Therapeutics Assets Limited.

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

There is a trial evaluating eflornithine sachets in STK11 mutation patients with non-small cell lung cancer scheduled to begin this year. For eflornithine tablets, a Phase II trial in early onset Type I diabetes was opened on January 11, 2023 in collaboration with Indiana University and the Juvenile Diabetes Research Foundation (“JDRF”).

On July 17, 2023, the Company divested certain rights, titles and interests in its eflornithine pediatric neuroblastoma program. Included in these assets is an ongoing trial evaluating eflornithine sachets in relapsed refractory neuroblastoma supported by the Children’s Oncology Group (“COG”) /NCI Under the terms of the agreement with US WorldMeds®, the Company is entitled to receive up to approximately $9.5 million in non-dilutive funding in exchange for the sale of these assets. An initial payment of $400,000 was received by the Company at the time of closing, remaining payments will be receivable if the acquiring company successfully completes certain milestones related to clinical development, regulatory approval and commercial sales.

Financial Overview

On June 1, 2023, we effected a reverse stock split at a ratio of one-for-forty (1:30) shares of the Company’s common stock. And on January 13, 2023 we effected a reverse stock split at a ratio of one-for-forty (1:40) shares of the Company’s common stock. All share and per share amounts of our common stock presented have been retroactively adjusted to reflect these reverse stock splits.

We have incurred losses of $102.0 million since 2011. For the six months ended June 30, 2023 we incurred a net loss of $11.0 million. We also incurred negative cash flows from operating activities of approximately $15.5 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize.

Our cash was approximately $7.2 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively. An increase of $5.9 million in cash for the six months ended June 30, 2023 was due to $21.4 million net financing activities offset in part by approximately $15.5 million negative cash flow from operations. Due to drug shortages of Abraxane, which is utilized in addition to ivospemin for the current randomized clinical trial, the Company has explored all avenues to procure supply and prepayments of approximately $3.1 million were required well in advance of delivery and is reflected in the periods cash used in operations. Net financing activities included a registered public offering of common stock, pre-funded warrants, and warrants with net proceeds of approximately $21.5 million. The Company also sold common stock through its at-the market sales arrangement, with net proceeds of approximately $1.6 million. In the same period, the Company also recorded $1.6 million in loan repayments.

We need to raise additional capital to continue our operations and execute our business plan past the third quarter of 2023 including completing required future trials and pursuing regulatory approvals in the United States, the European Union, and other international markets. Historically we have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data were not positive or if economic or market conditions deteriorate. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

The Company did not experience any significant disruptions to our operations as a result of the COVID-19 pandemic.

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percent Change	2023	2022	Percent Change
Operating Expenses
General and administrative	$1,643	$1,258	30.6%	$2,995	$3,053	-1.9%
Research and development	4,234	20,028	-78.9%	7,750	22,236	-65.1%
Total operating expenses	5,877	21,286	-72.4%	10,745	25,289	-57.5%

Other expense, net	(103)	(862)	-88.1%	(356)	(554)	-35.7%
Income tax benefit	147	18	716.7%	149	47	217.0%

Net Loss	$(5,833)	$(22,130)	-73.6%	$(10,952)	$(25,796)	-57.5%

Research and development (“R&D”) and general and administrative (“G&A”) expenses include non-cash share-based compensation expense resulting from our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 30, 2023 vest upon performance or time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss:

	Six Months Ended June 30,
	2023	2022
General and administrative	$416	$507
Research and development	93	$120
Total stock based compensation	$509	$627

Three months ended June 30, 2023 and June 30, 2022

General and administrative expense

Our G&A expenses increased 30.6% to $1.6 million in the second quarter of 2023 up from $1.3 million in the second quarter of 2022. The increase is primarily related to increased professional services cost and annual meeting costs.

Research and development expense

Our R&D expenses decreased 78.9% to $4.2 million in the second quarter of 2023 down from $20.0 million in the second quarter of 2022. The decrease is primarily due to a $17.7M IPR&D write-off in the second quarter of 2022 for the CPP acquisition. Excluding the one-time write-off of IPR&D, R&D costs increased by $1.9 million due to increased spending in the second quarter of 2023 for the ASPIRE Phase II/III trial. The ASPIRE trial will continue to drive increased costs versus the prior year as the number of sites approaches the planned total and enrollment increases as these new sites begin to enroll.

Other income (expense), net

Other expense, net, was approximately $0.1 million for the three months ended June 30, 2023. Other expenses in the three months ended June 30, 2023 are related to foreign currency exchange loss on the intercompany receivable balance and interest expense on one promissory note, partially offset by interest income on a money market account.

Other expense, net, was approximately $0.9 million for the three months ended June 30, 2022. Other income in the three months ended June 30, 2022, is related to foreign currency exchange loss on the intercompany receivable balance.

Income tax benefit

Income tax benefit increased to $147,000 for the three months ended June 30, 2023 up from $18,000 for the three months ended June 30, 2022. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia. The ASPIRE trial is being conducted in several countries across the world, including five clinical sites in Australia as of June 30, 2023. Costs incurred to do research in Australia are available for this refundable credit.

Six months ended June 30, 2023 and June 30, 2022

General and administrative expense

Our G&A expenses decreased 1.9% to $3.0 million in the six months ended June 30, 2023 down from $3.1 million in the six months ended June 30, 2022. The decrease is due primarily to professional services incurred in connection with the acquisition of CPP incurred in the six months ended June 30, 2022.

Research and development expense

Our R&D expenses decreased 65.1% to $7.8 million in the six months ended June 30, 2023 down $22.2 million in the six months ended June 30, 2022. The decrease is primarily due to a $17.7M IPR&D write-off in the second quarter of 2022 for the CPP acquisition. Exclusive of this one-time write-off, R&D increased $3.2 million in the first six months of 2023 related to increased sites and subject enrollments in the ASPIRE trial. The ASPIRE trial will continue to drive increased costs versus the prior year as the number of sites approaches the planned total and enrollment increases as these new sites begin to enroll.

Other income (expense), net

Other expense, net, was approximately $0.4 million for the six months ended June 30, 2023. Other expenses for this period are related to foreign currency exchange loss on the intercompany receivable balance and interest expense on two promissory notes, partially offset by interest income on a money market account.

Other expense, net, was approximately $0.6 million for the six months ended June 30, 2022, it is related to foreign currency exchange loss on the intercompany receivable balance.

Income tax benefit

Income tax benefit increased to $149,000 for the six months ended June 30, 2023 up from $47,000 for the six months ended June 30, 2022. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia which have started to increase versus last year due to the ASPIRE trial.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2023 and December 31, 2022, and our cash flow data for the six months ended June 30, 2023 and 2022. It is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	June 30, 2023	December 31, 2022
Cash	$7,205	$1,285
Working capital (deficit)	$254	$(6,056)

Cash Flow Data	Six Months Ended June 30,
	2023	2022
Cash Provided by (Used in):
Operating Activities	$(15,492)	$(8,680)
Investing Activities	$-	$(655)
Financing Activities	21,412	-
Effect of exchange rate changes on cash	-	(2)
Net increase (decrease) in cash	$5,920	$(9,337)

Working Capital

Our total cash and cash equivalents were $7.2 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively. We had $10.6 million in current liabilities and a working capital of $0.3 million as of June 30, 2023 compared to $7.8 million in current liabilities and working capital deficit of $6.1 million as of December 31, 2022. Working capital is defined as current assets less current liabilities.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $15.5 million in the six months ended June 30, 2023 compared to approximately $8.7 million in the six months ended June 30, 2022. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities. For the quarter ended June 30, 2023 cash used in operating activities also included $5.5 million to fund long term deposits held by the CRO leading our randomized trial, offset in part by an increase in Accounts Payable as we delayed payments to the CRO for these Deposits. Also reflected in the increased cash used in operations is approximately $3.1 for prepayment of standard of care drug supply.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $21.4 million for the six months ended June 30, 2023 with no cash provided by financing activities for the six months ended June 30, 2022. The cash provided for the six months ended June 30, 2023 represents the proceeds from the sale of common stock, pre-funded warrants and warrants, partially offset by the payments made on promissory notes.

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

As of June 30, 2023 we did not have any existing credit facilities under which we could borrow funds. Historically we have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

Indebtedness

CPP issued to Sucampo GmbH (“Lender”) an Amended and Restated Promissory Note (the “Note”) on June 15, 2022 for the principal sum of approximately $6.2 million (the “Principal”). The note bears simple interest on any outstanding Principal at a rate of 5% per annum. All unpaid Principal, together with any then unpaid and accrued interest, is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31, 2024, January 31, 2025 and January 31, 2026; and (ii) all remaining Principal plus accrued but unpaid interest on or before January 31, 2027. The Company made the scheduled January 31, 2023 payment of $1.0 million plus accrued interest. The outstanding principal balance on June 30, 2023 was approximately $5.2 million. Accrued and unpaid interest as of June 30, 2023 totaled approximately $106,700.

Panbela has provided a Guarantee of payment in favor of the Lender for the full amount of the Note issued to the Lender.

Critical Accounting Estimates

The accounting estimates used in preparing our interim fiscal 2023 condensed consolidated financial statements are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of the date of this filing, management has not identified any material weaknesses. We believe that our internal control system provides reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Therefore, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time.

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023 our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the first quarter of 2023 we cured previously identified minimum bid price and minimum stockholders’ equity deficiencies and regained compliance with all applicable listing standards of The Nasdaq Stock Market LLC (“Nasdaq”). On April 14, 2023, we received a notification letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that for 30 consecutive business days our common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (“Minimum Bid Price Requirement”). Nasdaq granted us an extension until October 11, 2023 to regain compliance with the Minimum Bid Price Requirement for continued listing on the Nasdaq Capital Market. At our annual meeting of stockholders held on May 25, 2023, stockholders approved an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock within a prescribed range. Pursuant to that authority, our Board of Directors approved a 1-for-30 reverse split ratio and our company effected the reverse stock split on June 1, 2023. The primary reason for the reverse stock split was to attempt to increase the per share market price of our common stock to exceed the Minimum Bid Price Requirement for continued listing on the Nasdaq Capital Market. On June 15, 2023, we received a notification letter from the Listing Qualifications Department of Nasdaq indicating that we regained compliance with the Minimum Bid Price Requirement as the closing bid price of our common stock met or exceeded $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period.

While we have regained compliance, if, for any reason, Nasdaq were to delist our securities from trading on The Nasdaq Capital Market and we were unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

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

Item 2.         Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

During the three months ended June 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits.

Exhibit No.	Description	Manner of Filing

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed January 17, 2023)	Incorporated by Reference

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective June 1, 2023 (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed May 31, 2023)	Incorporated by Reference

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed April 18, 2023)	Incorporated by Reference

3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed April 18, 2023)	Incorporated by Reference

3.5	Certificate of Elimination, effective May 30, 2023 (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed May 31, 2023)	Incorporated by Reference

4.1

Warrant Agency Agreement dated as of June 21, 2023 by Panbela Therapeutics, Inc. and VStock Transfer, LLC (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on June 21, 2023)

Incorporated by Reference

4.2	Pre-Funded Common Stock Purchase Warrant Panbela Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed on June 21, 2023)	Incorporated by Reference

4.3	Class A Common Stock Purchase Warrant Panbela Therapeutics, Inc. (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed on June 21, 2023)	Incorporated by Reference

4.4	Class B Common Stock Purchase Warrant Panbela Therapeutics, Inc (incorporated by reference to Exhibit 4.4 to current report on Form 8-K filed on June 21, 2023)	Incorporated by Reference

10.1	Subscription and Investment Representation Agreement (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed April 18, 2023)	Incorporated by Reference

10.2

Form of Placement Agency Agreement dated as of June 16, 2023 by and between Panbela Therapeutics, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed June 21, 2023)

Incorporated by Reference

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to current report Form 8-K filed on June 21, 2023)	Incorporated by Reference

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

101

Financial statements from the quarterly report on Form 10-Q of Panbela Therapeutics, Inc. for the quarter ended June 30, 2023 formatted in iXBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

Filed Electronically

104	Cover Page Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANBELA THERAPEUTICS, INC.

Date: August 10, 2023	/s/ Jennifer K. Simpson
Jennifer K. Simpson President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 10, 2023	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)