Form 10-Q
period 2023-09-30
Panbela Therapeutics, Inc.
filed 2023-11-09
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2023

or

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

On November 7, 2023 there were 5,127,686 shares of the registrant’s common stock, par value $0.001, outstanding.

Panbela Therapeutics, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

Panbela Therapeutics, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$907	$1,285
Prepaid expenses and other current assets	824	443
Income tax receivable	155	49
Total current assets	1,886	1,777
Other non-current assets	8,742	3,201
Total assets	$10,628	$4,978

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,612	$2,865
Accrued expenses	1,133	2,993
Accrued interest payable	172	325
Note payable	-	650
Debt, current portion	1,000	1,000
Total current liabilities	8,917	7,833

Debt, net of current portion	4,194	5,194
Total non-current liabilities	4,194	5,194

Total liabilities	13,111	13,027

Stockholders' deficit:
Preferred stock, $0.001par value; 10,000,000 authorized; no shares issued or outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 2,996,753 and 34,761 shares issued, and 2,996,334 and 34,761 outstanding as of September 30, 2023 and December 31, 2022, respectively	3	-
Treasury Stock at cost; 419 and 0 shares as of September 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	106,026	82,286
Accumulated deficit	(109,883)	(91,094)
Accumulated comprehensive income	1,371	759
Total stockholders' deficit	(2,483)	(8,049)
Total liabilities and stockholders' deficit	$10,628	$4,978

Share and per share data have been adjusted for all periods presented to reflect the one-for-thirty reverse stock split effective June 1, 2023 and the one-for-forty reverse stock split effective January 13, 2023.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative	$1,107	$1,294	$4,102	$4,349
Research and development	6,739	2,329	14,501	24,563
Operating loss	(7,846)	(3,623)	(18,603)	(28,912)

Other income (expense):
Interest income	49	6	114	10
Gain on sale of intellectual property	400	-	400	-
Interest expense	(71)	(87)	(245)	(107)
Other expense	(382)	(754)	(622)	(1,293)
Total other expense	(4)	(835)	(353)	(1,390)

Loss before income tax benefit	(7,850)	(4,458)	(18,956)	(30,302)

Income tax benefit	19	56	167	104

Net loss	(7,831)	(4,402)	(18,789)	(30,198)
Foreign currency translation adjustment	381	727	612	1,240
Comprehensive loss	$(7,450)	$(3,675)	$(18,177)	$(28,958)

Basic and diluted net loss per share	$(2.69)	$(257.36)	$(14.35)	$(2,255.96)
Weighted average shares outstanding - basic and diluted	2,914,600	17,107	1,309,137	13,386

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

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

					For the Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	(Deficit) Equity
Balance as of January 1, 2023	34,761	$-	-	-	$82,286	$(91,094)	$759	$(8,049)
Proceeds from sale of Common Stock	237,191	-	-	-	15,359	-	-	15,359
Cash paid for fractional shares	-	-	-	-	(4)	-	-	(4)
Warrant exchange cashless	264,124	1	-	-	(1)	-	-	-
Stock-based compensation	-	-	-	-	180	-	-	180
Net loss	-	-	-	-	-	(5,125)	-	(5,125)
Foreign currency translation adjustment	-	-	-	-	-	-	164	164
Balance as of March 31, 2023	536,076	$1	-	$-	$97,820	$(96,219)	$923	$2,525

Proceeds from sale of Common Stock	2,008,881	$2	-	-	$7,711	-	-	$7,713
Cash paid for fractional shares	-	-	-	-	(5)	-	-	(5)
Warrant exchange cashless	67,694	-	-	-	-	-	-	-
Adjustment for fractional shares	(613)	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	329	-	-	329
Net loss	-	-	-	-	-	(5,833)	-	(5,833)
Foreign currency translation adjustment	-	-	-	-	-	-	67	67
Balance as of June 30, 2023	2,612,038	$3	-	$-	$105,855	$(102,052)	$990	$4,796

Proceeds from sale of Common Stock	3,017	$-	-	-	$3			3
Incremental offering costs	-	-	-	-	(22)	-	-	(22)
Prefunded warrants exercised	165,000	-	-	-	-	-	-	-
Prefunded warrant exchange cashless	95,954	-	-	-	-	-	-	-
Warrant exchange cashless	120,744	-	-	-	-	-	-	-
Treasury Stock	(419)	-	419	-	-	-	-	-
Stock-based compensation	-	-	-	-	190	-	-	190
Net loss	-	-	-	-	-	(7,831)	-	(7,831)
Foreign currency translation adjustment	-	-	-	-	-	-	381	381
Balance as of September 30, 2023	2,996,334	$3	419	$-	$106,026	$(109,883)	$1,371	$(2,483)

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

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

					For the Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	Equity (Deficit)
Balance as of January 1, 2022	10,995	$-	-	-	$66,240	$(56,160)	$133	$10,213
Vesting of restricted stock	4	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	334	-	-	334
Net loss	-	-	-	-	-	(3,666)	-	(3,666)
Foreign currency translation adjustment	-	-	-	-	-	-	(299)	(299)
Balance as of March 31, 2022	10,999	$-	-	$-	$66,574	$(59,826)	$(166)	$6,582

Issuance of common stock - CPP	6,099	$-	-	-	$9,605	-	-	$9,605
Vesting of restricted stock	4	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	293	-	-	293
Net loss	-	-	-	-	-	(22,130)	-	(22,130)
Foreign currency translation adjustment	-	-	-	-	-	-	812	812
Balance as of June 30, 2022	17,102	$-	-	$-	$76,472	$(81,956)	$646	$(4,838)

Exercise of options, cashless	12	$-	-	-	$-	-	-	$-
Exercise of warrants for cash	-	-	-	-	5	-	-	5
Stock-based compensation	-	-	-	-	230	-	-	230
Net loss	-	-	-	-	-	(4,402)	-	(4,402)
Foreign currency translation adjustment	-	-	-	-	-	-	727	727
Balance as of September 30, 2022	17,114	$-	-	$-	$76,707	$(86,358)	$1,373	$(8,278)

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

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,789)	$(30,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of in process research and development (IPR&D)	-	17,737
Stock-based compensation	699	857
Non-cash interest expense	172	97
Gain on sale of intellectual property	(400)	-
Changes in operating assets and liabilities:
Income tax receivable	(112)	302
Prepaid expenses and other current assets	(381)	(451)
Other non-current assets	(5,541)	(2,561)
Accounts payable	4,370	5,392
Accrued liabilities	(2,187)	(1,448)
Net cash used in operating activities	(22,169)	(10,273)

Cash flows from investing activities:
Investment in IPR&D	-	(660)
Proceeds from sale of intellectual property	400	-
Cash acquired in merger	-	4
Net cash provided by (used) in investing activities	400	(656)
Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of $2.1 million of offering costs	23,052.00	-
Cash paid for fractional shares	(9.00)	-
Proceeds from exercise of stock purchase warrants	-	5
Principal payments on notes	(1,650)	-
Net cash provided by financing activities	21,393	5

Effect of exchange rate changes on cash	(2)	(2)

Net change in cash	(378)	(10,926)
Cash and cash equivalents at beginning of period	1,285	11,867
Cash and cash equivalents at end of period	$907	$941

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$398	$9

Supplemental disclosure of non-cash transactions:
Fair value of common stock, stock options and stock warrants issued as consideration for asset acquisition	$-	$9,605

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

We have incurred losses of $109.9 million since our inception in 2011. For the nine months ended September 30, 2023, we incurred a net loss of $18.8 million. We also incurred negative cash flows from operating activities of approximately $22.2 million for this period. As we continue to pursue development activities and seek commercialization, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. We generated approximately $21.4 million positive cash flows from financing activities related to proceeds from the sale of common stock, pre-funded warrants, and warrants, partially offset by the payments made on two promissory notes. As of September 30, 2023, we had cash of approximately $0.9 million, working capital deficit of $7.0 million, (working capital is defined as current assets less current liabilities), and stockholders’ deficit of $2.5 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

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

On January 30, 2023, the Company completed a registered public offering of common stock, pre-funded warrants and warrants which resulted in net proceeds of approximately $13.8 million. Also, in the first quarter of 2023, the Company received net proceeds of approximately $1.6 million from the sale of common stock via the Company’s ATM Program (See Note 7). No sales occurred under the ATM Program during the second quarter of 2023.

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

Foreign currency translation adjustments

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Australia Pty Ltd, are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity. During the nine-month periods ended September 30, 2023 and 2022, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

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

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of the dates indicated:

	September 30,
	2023	2022
Employee and non-employee stock options	13,455	3,352
Common stock issuable under common stock purchase warrants	4,068,826	4,538
	4,082,281	7,890

6.         Notes Payable

Sucampo promissory note

As of September 30, 2023, CPP had a balance outstanding of approximately $5.4 million for principal and interest under an amended and restated promissory note (the “Sucampo Note). The note was issued with an initial principal amount of approximately $6.2 million in favor of Sucampo GmbH dated as of June 15, 2022. The principal balance outstanding as of September 30, 2023 of approximately $5.2 million under the Sucampo Note bears simple interest at a rate of 5% per annum. All unpaid principal, together with any then unpaid and accrued interest is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31, 2024, January 31, 2025, and January 31, 2026; and (ii) all remaining principal plus accrued but unpaid interest on or before January 31, 2027. On February 1, 2023, Panbela paid the balance due of $1.0 million plus accrued and unpaid interest of approximately $295,000. As of September 30, 2023, the Company was current in all payments due under the Sucampo Note and the accrued and unpaid interest on this note was approximately $172,000. Panbela has agreed to guarantee CPP’s payment obligations under the Sucampo Note pursuant to a Guaranty dated as of June 15, 2022.

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

7.         Stockholders’ Equity

Public offering of common stock and warrants June 2023

On June 21, 2023, the Company completed a registered public offering and issued an aggregate of 586,000 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 1,684,000 shares of common stock at an exercise price of $0.001 per share and warrants to purchase up to an aggregate of 4,540,000 shares of its common stock at an exercise price of $3.75 per share. The securities were issued for a combined offering price of $3.75 per share of common stock and warrants to purchase two shares, or $3.749 per pre-funded warrant and warrants to purchase two shares. Net proceeds from the offering totaled approximately $7.7 million. As of September 30, 2023, all pre-funded warrants had been exercised. The securities were offered pursuant to an effective registration statement on Form S-1.

Of the remaining warrants, warrants to purchase 2,270,000 shares of common stock, have an alternative cashless exercise provision pursuant to which the holder may provide notice and receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.24. This feature became available on June 28, 2023 and as of June 30, 2023 no shares were issued with this alternative cashless exercise. As of September 30, 2023 120,744 shares of common stock had been issued for warrants to purchase 503,100 shares of common stock.

As of the same date warrants to purchase up to an aggregate of 4,036,900 shares of common stock remained outstanding with an exercise price of $3.75 per shares, of which warrants to purchase 1,766,900 were eligible for alternative cashless exercise.

Public offering of common stock and warrants January 2023

On January 30, 2023, the Company completed a registered public offering and issued an aggregate of 161,407 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 61,090 shares of common stock at an exercise price of $0.001 per share and warrants to purchase up to an aggregate of 444.999 shares of its common stock at an exercise price as adjusted, of $2.239 per share. The securities were issued for a combined offering price of $67.50 per share of common stock and warrants to purchase two shares, or $67.47 per pre-funded warrant and warrants to purchase two shares. Net proceeds from the offering totaled approximately $13.8 million. The securities were offered pursuant to an effective registration statement on Form S-1.

All of the pre-funded warrants were exercised by February 3, 2023. The remaining warrants have an alternative cashless exercise provision pursuant to which the holder may provide notice and receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.75. This feature became available on March 1, 2023 and as of as of September 30, 2023, 331,824 shares of common stock had been issued for warrants to purchase 442,434 shares. Warrants to purchase 2,566 shares of common stock remained outstanding with an exercise price as adjusted,  of $2.239 per share.

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

During September 2023, the Company sold 3,017 shares of common stock under the ATM program for approximately $3,900 in gross proceeds.

In connection with the warrant transactions that occurred subsequent to the end of the period, the Company is restricted from selling under the ATM Program until at least May 2, 2024 (See Note 10).

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

Shares reserved

The following shares of common stock were reserved for future issuance as of the date indicated:

September 30, 2023
Stock options outstanding	13,455
Shares available for grant under equity incentive plan	-
Warrants outstanding	4,068,826
4,082,281

8.         Stock-based Compensation

2016 Omnibus Incentive Plan

The Panbela Therapeutics, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was adopted by our Board of Directors in March 2016 and approved by our stockholders in May 2016. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. As of September 30, 2023, options to purchase 12,054 shares of common stock were outstanding under the 2016 Plan and no shares remained available for future awards. The weighted average exercise price is $1,105.88 and the average remaining life is approximately 9.0 years.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Panbela Therapeutics, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the original receipt of stockholder approval for the 2016 Plan in May 2016. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. As of September 30, 2023, options to purchase 171 shares of common stock remained outstanding under the 2011 Plan. The weighted average exercise price is $3,721.58 and the average remaining life is approximately 1.3 years.

CPP’s 2010 Equity Incentive Plan

The Company has assumed all remaining rights and obligations with respect to CPP’s 2010 Equity Incentive Plan (the “CPP Plan”) through the issuance of replacement options. As of September 30, 2023, options to purchase 1,230 shares of common stock remained outstanding under the CPP Plan, with a weighted average exercise price of $361.56 per share, and the average remaining contractual life was 6.8 years.

Stock-based compensation expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 30, 2023 vest based upon time-based and performance conditions. There was approximately $0.2 million unamortized stock-based compensation expense related to options granted to employees, directors, and consultants as of September 30, 2023. The unamortized expense will be recognized over the next 12 months.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
General and Administrative	$554	$697
Research and Development	145	160
	$699	$857

Details of options granted, exercised, cancelled, or forfeited during the nine months ended September 30, 2023 follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2023	3,287	$4,369	$-
Granted	10,240	15
Exercised	-	-
Cancelled	(72)	1,424
Forfeitures or expirations	-	-
Balance at September 30, 2023	13,455	$1,071	$-

Information about stock options outstanding, vested and expected to vest as of September 30, 2023 is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable

Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

	$15		10,240	9.50	$15	1,662	9.50
	$264		1,150	7.26	$264	1,150	7.26
$1,764	-	$3,540	582	5.01	$3,215	569	4.94
$3,810	-	$4,908	498	5.57	$4,493	398	5.08
$5,004	-	$7,320	428	6.14	$6,102	428	6.14
$9,720	-	$18,120	557	4.81	$12,987	557	4.81

Totals			13,455	8.66	$1,071	4,764	7.19

Assumptions used to calculate the fair market value of options granted in the nine month period ended September 30, 2023 include:

	2023
Common stock fair value	$15.00
Risk-free interest rate	3.59%	-	3.60%
Expected dividend yield
Expected Option life	5.08	-	5.50
Expected stock price volatility	131.0%	-	138.0%

9.         Gain on Sale of Intellectual Property

On July 17, 2023, the Company divested certain rights, titles and interests in its eflornithine pediatric neuroblastoma program. Under the terms of the agreement, the Company is entitled to receive up to approximately $9.5 million in non-dilutive funding in exchange for the sale of these assets. An initial payment of $400,000 was received by the Company at the time of closing, remaining payments will be receivable if the acquiring company successfully completes certain milestones related to clinical development, regulatory approval and commercial sales. At the time of closing, the successful completion of these milestones is not probable and the Company did not recognize these future payments on the date of the sale as they did not have any realized or realizable value. It was determined that the contract was not with a customer and did not represent the sale of a business and therefore the initial payment was recognized as a gain on sale of intellectual property which was reflected in other income during the three months ended September 30, 2023.

10.         Subsequent Events

On November 2, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of its existing warrants to purchase shares of common stock (the “Existing Warrants”), pursuant to which the Holders agreed to exercise for cash their Existing Warrants to purchase 2,130,000 shares of the Company’s common stock, in the aggregate, at a reduced exercise price of $0.78 per share, in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants described below, to purchase up to 4,260,000 shares of the Company’s common stock (the “Inducement Warrant Shares”) and a cash payment of $0.125 per Existing Warrant Share which was paid in full upon the exercise of the Existing Warrants. The Company received aggregate gross proceeds of approximately $1.9 million from the exercise of the Existing Warrants by the Holders and the sale of the Inducement Warrants. The Company incurred $115,659 in investment banking fees relating to the transaction, in addition to reimbursement for certain expenses.

The Company has agreed to file a registration statement on Form S-3 covering the resale of the Inducement Warrants Shares issued or issuable upon the exercise of the Inducement Warrants (the “Resale Registration Statement”) within twenty (20) calendar days of the date of the Inducement Letters. In the Inducement Letters, the Company agreed not to issue any shares of common stock or common stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) until the Company receives stockholder approval. The Company also has agreed not to effect or agree to effect any variable rate transaction (as defined in the Inducement Letters) until one year from the date of the Inducement Letters, other than an at-the-market offering, which may be effected after the date that is six months from the date of the Inducement Letters.

Item 2. ￼Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As Panbela is focused on utilizing a polyamine platform to develop disruptive therapeutics for the treatment of patients with urgent unmet medical needs, we are engaged in two sponsored research agreements to evaluate the polyamines individually and combined for various diseases. At present, the collaboration with Johns Hopkins University School of Medicine has been focused on mechanism of action and solid tumors while the MD Anderson Cancer Center has been focused on the hematologic malignancies. An abstract about SBP-101 and CPP-1X (also known as DFMO or Eflornithine) research in multiple myeloma (cell lines), has been accepted for an online publication on the American Society of Hematology (ASH) meeting site in the November 2023 supplemental issue of the journal Blood.

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

In 2018, we began enrolling patients in our second clinical trial, a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of ivospemin administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in four cohorts to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion phase of the trial. Interim results were presented in January of 2022. Best response in evaluable subjects (cohorts 4 and Ib N=29) was a CR in 1 (3%), PR in 13 (45%), SD in 10 (34%) and PD in 5 (17%). One subject did not have post baseline scans with RECIST tumor assessments. Median PFS, now final at 6.5 months, may have been negatively impacted by drug dosing interruptions to evaluate potential toxicity. Median overall survival in cohort 4 + Phase Ib was 12.0 months when data was presented in January 2022 and is now final at 14.6 months. Two patients from cohort 2 have demonstrated long term survival. One at 30.3 months (final data) and one at 33.0 months and still alive at data base lock on March 18, 2022. Seven subjects are still alive at database lock, one from cohort 2 and six from cohort 4 plus Phase Ib.

In January of 2022, the Company announced the initiation of a new clinical trial. Referred to as ASPIRE, the trial is a randomized double-blind placebo-controlled trial in combination with gemcitabine and nab-paclitaxel, a standard pancreatic cancer treatment regimen in patients previously untreated for metastatic pancreatic cancer. The trial will be conducted globally at approximately 94 sites in the United States, Europe and Asia - Pacific. The Company announced the first patient enrolled in the trial in Australia in August of 2022. In September 2022, the company announced that they had obtained regulatory approval to open sites in Spain, France and Italy. On September 30, 2023 there were 81 sites open in 10 countries.

While opening of clinical sites in the United States and the rest of the world has been slower than originally anticipated, due in part to resource fatigue in the medical community, the Company expects all countries and sites to be open by mid-2023.

The trial was originally designed as a Phase II/III with a smaller initial sample size. In response to European and FDA regulatory feedback, the study was amended to include the total trial sample size (600) and the design modified to utilize overall survival (the primary endpoint) to be examined at interim analysis as well. All Countries are open and the full complement of sites is expected to be open by year-end. The independent Data Safety Monitoring Board (DSMB) met for a prespecified safety analysis and recommended the trial continue without modification. The study is anticipated to take 36 months for complete enrollment of 600 subject with the interim analysis available in early 2024.

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

We also have an ongoing double-blind placebo-controlled trial of Flynpovi to prevent recurrence of high-risk adenomas and second primary colorectal cancers in patients with stage 0-III colon or rectal cancer, Phase III - Preventing Adenomas of the Colon with Eflornithine and Sulindac (“PACES”). The purpose of this study is to assess whether the combination of eflornithine and sulindac (compared to corresponding placebos) has efficacy against colorectal lesions with respect to high-grade dysplasia, adenomas with villous features, adenomas one cm or greater, multiple adenomas, any adenomas >/= 0.3 cm, total advanced colorectal events, or total colorectal events. The PACES trial is funded by the National Cancer Institute (“NCI”) in collaboration with Southwest Oncology Group (“SWOG”). The Company announced on June 28, 2023 that the PACES trial passed a pre-planned futility analysis.

Eflornithine (CPP-1X)/eflornithine sachets (CPP-1X-S)

In 2009 and 2018, the FDA accepted our IND applications for eflornithine.

There is a trial evaluating eflornithine sachets in STK11 mutation patients with non-small cell lung cancer scheduled to begin this year. For eflornithine tablets, a Phase II trial in early onset Type I diabetes was opened on January 11, 2023 in collaboration with Indiana University and the Juvenile Diabetes Research Foundation (“JDRF”). Two poster presentations were given discussing the Phase I T1D results, one at the Endocrine Society meeting and the other at the Immunology of Diabetes Society Meeting in June 2023. Additionally, eflornithine is being evaluated with high dose testosterone and enzalutamide in metastatic castration-resistant prostate cancer in a Phase II trial.

On July 17, 2023, the Company divested certain rights, titles and interests in its eflornithine pediatric neuroblastoma program. Included in these assets is an ongoing trial evaluating eflornithine sachets in relapsed refractory neuroblastoma supported by the Children’s Oncology Group (“COG”) /NCI Under the terms of the agreement with US World Meds®, the Company is entitled to receive up to approximately $9.5 million in non-dilutive funding in exchange for the sale of these assets. An initial payment of $400,000 was received by the Company at the time of closing, remaining payments will be receivable if the acquiring company successfully completes certain milestones related to clinical development, regulatory approval and commercial sales.

Financial Overview

On June 1, 2023, we effected a reverse stock split at a ratio of one-for-forty (1:30) shares of the Company’s common stock and on January 13, 2023, we effected a reverse stock split at a ratio of one-for-forty (1:40) shares of the Company’s common stock. All share and per share amounts of our common stock presented have been retroactively adjusted to reflect these reverse stock splits.

We have incurred losses of $109.9 million since 2011. For the nine months ended September 30, 2023 we incurred a net loss of $18.8 million. We also incurred negative cash flows from operating activities of approximately $21.8 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize.

Our cash was approximately $0.9 million and $1.3 million as of September 30, 2023 and December 31, 2022, respectively. A decrease of $0.4 million in cash for the nine months ended September 30, 2023 was due to $21.8 million negative cash flow from operations offset in part to $21.4 million net financing activities. Due to drug shortages of Abraxane, which is utilized in addition to ivospemin for the current randomized clinical trial, the Company has become responsible for procuring this standard of care component to the clinical trial and in the quarter ended approximately $3.1 million was charged to research and development when the drug was made available to our clinical sites. The Company continues to explore all avenues to procure supply and prepayments of an additional approximately $0.5 million were required in the third quarter. These prepayments are required well in advance of delivery and will be held on the balance sheet as a prepaid expense and reflected in the periods cash used in operations. Net financing activities included a registered public offering of common stock, pre-funded warrants, and warrants with net proceeds of approximately $23.0 million. The Company also sold common stock through its at-the market sales arrangement, with net proceeds of approximately $1.6 million. In the same period, the Company also recorded $1.6 million in loan repayments.

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

Warrant Transaction After Period End

On November 2, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of its existing warrants to purchase shares of common stock (the “Existing Warrants”), pursuant to which the Holders agreed to exercise for cash their Existing Warrants to purchase 2,130,000 shares of the Company’s common stock, in the aggregate, at a reduced exercise price of $0.78 per share, in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants described below, to purchase up to 4,260,000 shares of the Company’s common stock (the “Inducement Warrant Shares”) and a cash payment of $0.125 per Existing Warrant Share which was paid in full upon the exercise of the Existing Warrants.  The Company received aggregate gross proceeds of approximately $1.9 million from the exercise of the Existing Warrants by the Holders and the sale of the Inducement Warrants. The Company incurred $115,659 in investment banking fees relating to the transaction, in addition to reimbursement for certain expenses.

The Company has agreed to file a registration statement on Form S-3 covering the resale of the Inducement Warrants Shares issued or issuable upon the exercise of the Inducement Warrants (the “Resale Registration Statement”) within twenty (20) calendar days of the date of the Inducement Letters. In the Inducement Letters, the Company agreed not to issue any shares of common stock or common stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) until the Company receives stockholder approval. The Company also has agreed not to effect or agree to effect any variable rate transaction (as defined in the Inducement Letters) until one year from the date of the Inducement Letters, other than an at-the-market offering, which may be effected after the date that is six months from the date of the Inducement Letters.

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percent Change	2023	2022	Percent Change
Operating Expenses
General and administrative	$1,107	$1,294	-14.5%	$4,102	$4,349	-5.7%
Research and development	6,739	2,329	189.4%	14,501	24,563	-41.0%
Total operating expenses	7,846	3,623	116.6%	18,603	28,912	-35.7%

Other expense, net	(4)	(835)	-99.5%	(353)	(1,390)	-74.6%
Income tax benefit	19	56	-66.1%	167	104	60.6%

Net Loss	$(7,831)	$(4,402)	77.9%	$(18,789)	$(30,198)	-37.8%

Research and development (“R&D”) and general and administrative (“G&A”) expenses include non-cash share-based compensation expense resulting from our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 30, 2023 vest upon performance or time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss:

	Nine Months Ended September 30,
	2023	2022
General and administrative	$554	$697
Research and development	145	$160
Total stock based compensation	$699	$857

Three months ended September 30, 2023 and September 30, 2022

General and administrative expense

Our G&A expenses decreased 14.5% to $1.1 million in the third quarter of 2023 down from $1.3 million in the third quarter of 2022. The decrease is due primarily to reduced legal and other professional services.

Research and development expense

Our R&D expenses increased 189.4% to $6.7 million in the third quarter of 2023 up from $2.3 million in the third quarter of 2022. The increase is primarily due to the cost of approximately $3.2 million or approximately 6 months’ supply of Abraxane a standard of care drug used in the ASPIRE clinical trial and first made available to the clinical sites during the three months ended September 30, 2023. The ASPIRE trial, and the need to supply standard of care drug to many sites, will continue to drive increased costs versus the prior year.

Other expense, net

Other expense, net, was approximately $4,000 for the three months ended September 30, 2023. Other expense for this period of $0.4 million from foreign currency exchange loss on the intercompany receivable balance and interest expense on one promissory note, was nearly offset by $0.4 million of other income from the gain on sale of assets and interest income on a money market account. Other expense, net, was approximately $0.9 million for the three months ended September 30, 2022. Other expense in the three months ended September 30, 2022, is related to foreign currency exchange loss on the intercompany receivable balance and interest expense on two promissory notes.

Income tax benefit

Income tax benefit decreased to $19,000 for the three months ended September 30, 2023 down from $56,000 for the three months ended September 30, 2022. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia. The ASPIRE trial is being conducted in several countries across the world, including five clinical sites in Australia as of September 30, 2023. Costs incurred to do research in Australia are available for this refundable credit.

Nine months ended September 30, 2023 and September 30, 2022

General and administrative expense

Our G&A expenses decreased 5.7% to $4.1 million in the nine months ended September 30, 2023 down from $4.3 million in the nine months ended September 30, 2022. The decrease is due primarily to professional services incurred in connection with the acquisition of CPP incurred in the nine months ended September 30, 2022.

Research and development expense

Our R&D expenses decreased 41.0% to $14.5 million in the nine months ended September 30, 2023 down $10.1 million from the nine months ended September 30, 2022. The decrease is primarily due to a $17.7 million IPR&D write-off in the second quarter of 2022 for the CPP acquisition. Exclusive of this one-time write-off, R&D increased $7.6 million in the first nine months of 2023 related to the cost of Abraxane and increased sites and subject enrollments in the ASPIRE trial. The ASPIRE trial will continue to drive increased costs versus the prior year.

Other expense, net

Other expense, net, was approximately $0.4 million for the nine months ended September 30, 2023. Other expenses for this period are related to foreign currency exchange loss on the intercompany receivable balance and interest expense on two promissory notes, partially offset by gain on sale of fixed assets and interest income on a money market account.

Other expense, net, was approximately $1.4 million for the nine months ended September 30, 2022, it is related to foreign currency exchange loss on the intercompany receivable balance.

Income tax benefit

Income tax benefit increased to $167,000 for the nine months ended September 30, 2023 up from $104,000 for the nine months ended September 30, 2022. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia which have started to increase versus last year due to the ASPIRE trial.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2023 and December 31, 2022, and our cash flow data for the nine months ended September 30, 2023 and 2022. It is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	September 30, 2023	December 31, 2022
Cash	$907	$1,285
Working capital (deficit)	$(7,031)	$(6,056)

Cash Flow Data	Nine Months Ended September 30,
	2023	2022
Cash Provided by (Used in):
Operating Activities	$(22,169)	$(10,273)
Investing Activities	400	(656)
Financing Activities	21,393	5
Effect of exchange rate changes on cash	(2)	(2)
Net increase (decrease) in cash	$(378)	$(10,926)

Working Capital

Our total cash and cash equivalents were $0.9 million and $1.3 million as of September 30, 2023, and December 31, 2022, respectively. We had $8.9 million in current liabilities and a working capital deficit of $7.0 million as of September 30, 2023, compared to $7.8 million in current liabilities and working capital deficit of $6.1 million as of December 31, 2022. Working capital is defined as current assets less current liabilities.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $21.8 million in the nine months ended September 30, 2023, compared to approximately $10.3 million in the nine months ended September 30, 2022. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities. For the nine months ended September 30, 2023, cash used in operating activities also included $5.5 million to fund long term deposits held by the CRO leading our randomized trial, offset in part by an increase in Accounts Payable as we slowed payments to the CRO for these Deposits. Also reflected in the increased cash used in operations is approximately $3.2 million to provide standard of care drug supply to the sites to support the Aspire Trial, and $0.5 million for prepayment of standard of care drug supply.

Net Cash Provided by Investing Activities

Cash provided by investing activities included the proceeds from the sale of intellectual property in the nine months ended September 30, 2023. In the nine months ended September 30, 2022, the cash incurred was related to banker and legal costs to acquire the in process research and development from CPP.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $21.4 million for the nine months ended September 30, 2023 with $5,000 provided by financing activities for the nine months ended September 30, 2022. The cash provided for the nine months ended September 30, 2023 represents the proceeds from the sale of common stock, pre-funded warrants and warrants, partially offset by the payments made on promissory notes. The cash provided for the nine months ended September 30, 2022 represents the proceeds from exercise of stock purchase warrants.

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

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●	the progress of clinical trials required to support our applications for regulatory approvals, including the completion of our global, randomized Phase II/III trial initiated in January of 2022;

●	our ability to negotiate payment terms with critical vendors;

●	the cost to implement development efforts for ivospemin in ovarian cancer and expand development efforts for assets acquired as the result of the acquisition of CPP;

●	the cost, if any, to develop our product candidate, Flynpovi;

●	the cost to develop eflornithine in various indications if early clinical trials underway now, and funded through third party collaborations, are successful;

●	our ability to demonstrate the safety and effectiveness of our product candidates;

●	our ability to obtain regulatory approval of our product candidates in the United States, the European Union or other international markets;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidates;

●	the market acceptance and level of future sales of our product candidates;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments; and

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims.

As of September 30, 2023, we did not have any existing credit facilities under which we could borrow funds. Historically we have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

Indebtedness

CPP issued to Sucampo GmbH (“Lender”) an Amended and Restated Promissory Note (the “Note”) on June 15, 2022 for the principal sum of approximately $6.2 million (the “Principal”). The note bears simple interest on any outstanding Principal at a rate of 5% per annum. All unpaid Principal, together with any then unpaid and accrued interest, is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31, 2024, January 31, 2025 and January 31, 2026; and (ii) all remaining Principal plus accrued but unpaid interest on or before January 31, 2027. The Company made the scheduled January 31, 2023 payment of $1.0 million plus accrued interest. The outstanding principal balance on September 30, 2023 was approximately $5.2 million. Accrued and unpaid interest as of September 30, 2023 totaled approximately $172,000.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023 our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the first quarter of 2023 we cured previously identified minimum bid price and minimum stockholders’ equity deficiencies and regained compliance with all applicable listing standards of The Nasdaq Stock Market LLC (“Nasdaq”). As previously disclosed, in April 2023, we received a notification letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that for 30 consecutive business days our common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (“Minimum Bid Price Requirement”). Pursuant to the stockholder approval obtained at our annual meeting of stockholders held in May 2023, we effectuated a 1-for-30 reverse split ratio on June 1, 2023. The primary reason for the reverse stock split was to attempt to increase the per share market price of our common stock to exceed the Minimum Bid Price Requirement for continued listing on the Nasdaq Capital Market. In June 2023, Nasdaq informed us that we had regained compliance with the Minimum Bid Price Requirement as the closing bid price of our common stock met or exceeded $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period. However, because our Company has effectuated reverse stock splits over the prior two-year period with a cumulative ratio in excess of 250 shares to one, if our common stock again fails to meet the Minimum Bid Price Requirement, then we will not be eligible for any compliance cure period specified in Nasdaq Marketplace Rule 5810(c)(3)(A) and the Nasdaq staff would issue a delisting determination. Our closing bid price has been less than $1.00 per share since October 16, 2023.

Nasdaq Listing Rule 5550(b)(1) (the “Minimum Equity Rule”) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. As previously disclosed, in August 2022, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market and subsequently cured the deficiency in June 2023. As of September 30, 2023, we had a stockholders’ deficit of $2,483,000.

We intend to take all reasonable measures available to regain compliance under applicable Nasdaq Listing Rules and to maintain the listing of our common stock on Nasdaq, including effectuating a reverse split of our outstanding common stock and obtaining additional financing when necessary. However, there can be no assurance that we will be able to maintain or ultimately regain compliance with all applicable requirements for continued listing or that, if granted a hearing as a result of any deficiency, that any Nasdaq Hearings Panel will grant our request for continued listing.

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

As the result of our limited financial liquidity at December 31, 2022, our auditors’ report for our 2022 financial statements, which is included as part of the annual report on form 10-K, contained a statement concerning our ability to continue as a “going concern.” For the nine months ended September 30, 2023 our ability to provide cash from financing activities was less than our cash used in operations by approximately $378,000. Leaving the Company with approximately $0.9 million cash on hand on September 30, 2023. On November 2,2023 the Company raised from certain warrant holders’ gross proceeds of approximately $1.9 million. To support our ongoing cash requirements, we will have to raise incremental funds. Until such time as additional funds can be secured, the Company will work with vendors on payment terms to allow for the cash on hand to be extended without requiring that our clinical trials be suspended.

Our limited liquidity may continue to make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

As we identified in our annual report on form 10-K, our continuation as a “going concern” is dependent upon, among other things, achieving positive cash flow from operations and, if necessary, augmenting such cash flow using external resources to satisfy our cash needs. Our plans to achieve positive cash flow primarily include engaging in offerings of securities. Additional potential sources of funds include negotiating up-front and milestone payments on our current and potential future product candidates or royalties from sales of our products that secure regulatory approval and any milestone payments associated with such approved products. These cash sources could, potentially, be supplemented by financing or other strategic agreements. However, we may be unable to achieve these goals or obtain required funding on commercially reasonable terms, or at all, and therefore may be unable to continue as a going concern.

Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation

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

101

Financial statements from the quarterly report on Form 10-Q of Panbela Therapeutics, Inc. for the quarter ended September 30, 2023 formatted in iXBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

Filed Electronically

104	Cover Page Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANBELA THERAPEUTICS, INC.

Date: November 9, 2023	/s/ Jennifer K. Simpson
Jennifer K. Simpson President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 9, 2023	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)