Form 10-K
period 2023-12-31
Panbela Therapeutics, Inc.
filed 2024-03-26
CIK 1029125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to price at which the registrant’s common stock was last sold as of June 30, 2023, was $6,003,644.

As of March 22, 2024, there were 4,854,861 shares of the registrant’s common stock outstanding.

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

In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include:

●	our lack of diversification and the corresponding risk of an investment in our Company;

●	potential deterioration of our financial condition and results due to failure to diversify;

●	our ability to successfully complete acquisitions and integrate operations for new product candidates;

●	our ability to obtain additional capital, on acceptable terms or at all, required to implement our business plan;

●	results of our Phase Ia/Ib, and phase II clinical trials;

●	progress and success of our randomized Phase III clinical trial;

●	our ability to demonstrate safety and effectiveness of our product candidate;

●	our ability to obtain regulatory approvals for our product candidate in the United States, the European Union, or other international markets;

●	the market acceptance and future sales of our product candidate;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidate;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments;

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and

●	other risk factors included under the caption “Risk Factors” starting on page 30 of this report.

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

ii

PART I

Item 1. Business

Panbela Therapeutics, Inc. and its wholly owned subsidiaries Panbela Research, Inc., Cancer Prevention Pharma Limited (Ireland) and Cancer Prevention Pharmaceuticals, Inc. (collectively “we,” “us,” “our,” “Panbela” and the “Company”) exist for the primary purpose of developing disruptive therapeutics for the treatment of patients with urgent unmet medical needs. Panbela Therapeutics Pty Ltd is a wholly owned subsidiary of Panbela Research, Inc. Cancer Prevention Pharmaceuticals, LLC., and Cancer Prevention Pharma Limited (UK and Wales) are wholly owned subsidiaries of Cancer Prevention Pharmaceuticals Inc. The original business entity predecessor to our Company was incorporated under the laws of the State of Delaware in 2011. The term “common stock” refers to our common stock, par value $0.001 per share.

Cancer Prevention Pharmaceuticals, Inc. Acquisition

On June 15, 2022, Panbela acquired Cancer Prevention Pharmaceuticals, Inc. (“CPP”), a private clinical stage company developing therapeutics to reduce the risk and recurrence of cancer and rare diseases, via merger for consideration consisting of (a) 304 shares of common stock including shares that were held back until June 15, 2023 subject to a holdback escrow (as defined in the Merger Agreement), (b) replacement options to purchase up to 42 shares of common stock at a weighted average exercise price of $6,743.41 per share, and (d) replacement warrants to purchase up to 4 shares of common stock at a weighted average exercise price of $6,720.00 per share, and post-closing contingent payments up to a maximum of $60 million, subject to satisfaction of milestones.

Holding Company Reorganization

Effective June 15, 2022, Panbela became a successor issuer to Panbela Research, Inc. (formerly known as Panbela Therapeutics, Inc., the “Predecessor”) pursuant to a holding company reorganization in which the Predecessor became a direct, wholly owned subsidiary of Panbela. Panbela became a successor issuer to the Predecessor by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended the (“Exchange Act”).

Reverse Stock Splits

On January 18, 2024, we effected a reverse stock split at a ratio of one-for-twenty (1:20) shares of the Company’s common stock. On June 1, 2023, we effected a reverse stock split at a ratio of one-for-thirty (1:30) shares of the Company’s common stock and on January 13, 2023, we effected a reverse stock split at a ratio of one-for-forty (1:40) shares of the Company’s common stock. All share and per share amounts of our common stock presented have been retroactively adjusted to reflect these reverse stock splits.

Business Overview

Panbela is a clinical stage biopharmaceutical company developing disruptive therapeutics for the treatment of patients with urgent unmet medical needs. We are currently enrolling patients in our randomized double-blind placebo controlled clinical trial for the treatment of pancreatic cancer, a Phase III clinical trial funded by the National Cancer Institute (the “NCI”) for the study of colon cancer risk reduction and colon adenoma therapy (“CAT”), a preventative treatment approach for survivors of colorectal cancer or those who have high-risk colon polyps. In addition, we are designing a Phase III registration trial for familial adenomatous polyposis (“FAP”), a rare inherited condition that can cause the growth of thousands of colorectal adenomas (i.e., adenomatous polyps), which are recognized as a key risk factor for colon cancer. We also support several investigator initiated trials and company sponsored preclinical trials including: (1) Phase I and Phase II clinical trials for the treatment of early-onset type 1 diabetes funded by the Juvenile Diabetes Research Foundation; (2) Phase II clinical trial for the treatment of gastric cancer funded by the NCI; (3) Phase I/II clinical trial for the treatment of non-small cell lung cancer (“NSCLC”) possessing the STK11 mutation; (4) Phase II clinical trial for the treatment of metastatic castration-resistant prostate cancer; and (5) preclinical studies that we have sponsored in the orphan disease and cancer fields.

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

Ivospemin is a proprietary polyamine analogue designed to induce polyamine metabolic inhibition. Ivospemin has demonstrated encouraging activity against metastatic disease in a clinical trial of patients with pancreatic cancer. The efficacy and safety results demonstrated in our completed Phase I clinical trial of ivospemin in combination with gemcitabine and nab-paclitaxel in the first line treatment of metastatic pancreatic cancer provide support for the current randomized, double-blind, placebo-controlled study of ivospemin in combination with gemcitabine and nab-paclitaxel in patients previously untreated for metastatic pancreatic cancer. We believe that ivospemin, if successfully developed, may represent a novel approach that effectively treats patients with pancreatic cancer and could become a dominant product in that market. In the past decade, two combination chemotherapy regimens, a quadruplet of fluorouracil, leucovorin, irinotecan, and oxaliplatin (FOLFIRINOX) and a doublet, nab-paclitaxel and gemcitabine have been utilized as first-line standard of care. The first was based on a phase III trial but not Food and Drug Administration (“FDA”) approved and the latter based on a phase III trial which led to FDA approval. Most recently, the FDA approved Onivyde (irinotecan liposome injection) plus oxaliplatin, fluorouracil and leucovorin (NALIRIFOX) as a first-line treatment in adults living with metastatic pancreatic adenocarcinoma (“mPDAC”). This is the first FDA approval in first line mPDAC in over ten years. Ivospemin has received Fast Track status and orphan drug designation status for pancreatic cancer in the United States and we have also received orphan drug designation in Europe.

Our June 2022 acquisition of CPP added the Company’s second lead asset, eflornithine, in multiple forms. First, an investigational new drug product, Flynpovi, is a combination of the polyamine synthesis inhibitor eflornithine and the non-steroidal anti-inflammatory drug sulindac and then secondly, eflornithine as a single agent. Eflornithine is an enzyme-activated, irreversible inhibitor of the enzyme ornithine decarboxylase (“ODC”), the first rate-limiting enzyme in the biosynthesis of polyamines. Sulindac, a non-steroidal anti-inflammatory drug (“NSAID”), facilitates the export and catabolism of polyamines. Flynpovi has a unique dual mechanism of action whereby it suppresses the synthesis of new polyamines and increases the export and catabolism of polyamines from the diet and microbiome. We believe Flynpovi is unique in that it is designed to treat the risk factors (e.g., polyps) that lead to FAP surgeries and colon cancer and therefore may have the ability to prevent various types of colon cancer. In the FAP-310 Phase III trial, the efficacy and safety of Flynpovi (eflornithine (CPP-1X) and sulindac), as compared with either drug alone, in adults with FAP was conducted. While the study missed the primary composite endpoint (Burke et al. 2020), a post-hoc analysis showed that none of the patients in the combination arm progressed to a need for lower gastrointestinal (“LGI”) surgery for up to 48 months compared to 13.2% and 15.7% of patients in the sulindac and eflornithine arms (Balaguer et al. 2022). These data corresponded to risk reductions for the need for LGI surgery approaching 100% between combination and either monotherapy. Given the statistical significance of the LGI group, a new drug application (“NDA”) was filed with the FDA; however, since this was based on the results of an exploratory analysis, a complete response letter was issued. To address this deficiency concern, the Company must submit the results of one or more adequate and well-controlled clinical trial which demonstrates an effect on a clinical endpoint. There are no currently approved pharmaceutical therapies for FAP.

Additional programs are evaluating a single agent tablet eflornithine or high dose powder eflornithine sachets for several indications including prevention of gastric cancer, recent onset Type 1 diabetes, metastatic castration-resistant prostate cancer, and STK-11 mutant NSCLC. Preclinical studies and Phase I or Phase II investigator-initiated trials suggest that eflornithine treatment is well tolerated and has potential activity.

Flynpovi has received Fast Track designation in the United States and orphan drug designation status for FAP in the United States and Europe. In addition, we have received orphan drug designation status for eflornithine as a single agent for neuroblastoma in the United States and Europe and for gastric cancer in the United States.

Clinical Trials

Ivospemin (SBP-101)

In August 2015, the FDA accepted our Investigational New Drug (“IND”) application for our ivospemin product candidate. We have completed an initial clinical trial of ivospemin in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase I, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of the Phase I trial. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level. In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the Response Evaluation Criteria in Solid Tumors (“RECIST”), the currently accepted standard for evaluating change in the size of tumors. A summary of both the safety and preliminary signals of efficacy for this completed clinical trial is contained later in this “Business” section under ivospemin (SBP-101) Clinical Development – Pancreatic Cancer, Phase I Clinical Trial Design and Completion (ivospemin Monotherapy).

In 2018, we began enrolling patients in our second clinical trial, a Phase Ia/Ib study of the safety, efficacy, and pharmacokinetics of ivospemin administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in 4 cohorts to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion phase of the trial. Interim results were presented in January of 2022. Best response in evaluable subjects (cohorts 4 and Ib N=29) was a Complete Response (“CR”) in 1 (3%), Partial Response (“PR”) in 13 (45%), Stable Disease (“SD”) in 10 (34%) and Progressive Disease (“PD”) in 5 (17%). One subject did not have post baseline scans with RECIST tumor assessments. Median Progression Free Survival (“PFS”), now final at 6.5 months, may have been negatively impacted by drug dosing interruptions to evaluate potential toxicity. Median overall survival in Cohort 4 + Phase Ib was 12.0 months when data was presented in January 2022 and is now final at 14.6 months. Two patients from cohort 2 have demonstrated long term survival: one at 30.3 months (final data) and one at 33.0 months and still alive as of March 18, 2022. Seven subjects were still alive at the data cutoff date of March 18, 2022, one from cohort 2 and six from cohort 4 plus Ib. Further details regarding the study design, safety and interim signals of efficacy are contained later in this “Business” section under ivospemin (SBP-101) Clinical Development – Pancreatic Cancer, Phase Ia/Ib Clinical Trial Interim Results (First Line Combination Therapy).

The safety results and tumor growth inhibition demonstrated in our Phase Ia/b study provides support for the randomized study of ivospemin initiated in January of 2022. The trial, referred to as the ASPIRE trial, is a randomized double-blind placebo-controlled trial in combination with gemcitabine and nab-paclitaxel in patients previously untreated for metastatic pancreatic cancer. The trial is being conducted globally at approximately 95 sites in the United States, Europe and Asia-Pacific. The ASPIRE trial commenced in 2022 and all countries are open to enrollment.

The ASPIRE trial will evaluate overall survival as the primary endpoint and will also be examined at the interim analysis. PFS will also be analyzed to provide additional efficacy evidence. This trial design was supported by the final data from the Phase Ia/Ib first line metastatic pancreatic cancer trial which completed enrollment in December of 2020. The ASPIRE study will enroll 600 subjects and is anticipated to take 36 months to complete enrollment with the interim analysis available in mid- 2024. The Independent Data Safety Monitoring Board (“DSMB”) has met twice, the most recent taking place in November 2023. The DSMB members evaluated the safety of 214 patients. The result of both DSMB meetings confirmed no safety concerns and the trial continuing without modification. On January 25, 2024, the Company announced that the ASPIRE trial had surpassed fifty percent enrollment and expects that the trial will be fully enrolled by the first quarter of 2025. Further details regarding the study design and anticipated timing are contained later in this “Business” section under ivospemin (SBP-101) Clinical Development – Pancreatic Cancer, Randomized Clinical Trial design and anticipated timing (ASPIRE trial).

If we successfully complete all FDA recommended clinical studies, we intend to seek marketing authorization from the FDA, the European Medicines Agency (“EMA”) (European Union), and Therapeutic Goods Administration (“TGA”) (Australia). The submission fees in the US and Europe may be waived for ivospemin as it has been designated an orphan drug in these geographic regions.

In early April 2022, the Company announced a poster presentation highlighting the results for ivospemin (also known as SBP-101) as a polyamine metabolism modulator in ovarian cancer at the American Association for Cancer Research Annual Conference which was subsequently published in June 2022 in the International Journal of Molecular Sciences (Holbert et al. 2022). The poster and publication conclude that the ivospemin treatment of C57Bl/6 mice injected with VDID8+ ovarian cancer cells significantly prolonged survival and decreased overall tumor burden. The results suggest that ivospemin may have a role in the clinical management of ovarian cancer, and the Company intends to continue pre-clinical and clinical studies in ovarian cancer. In April 2023, the Company announced a poster presentation highlighting additional preclinical work in ovarian cancer. The poster highlights the efficacy of SBP-101 in combination with standard of care chemotherapy agents used to treat platinum-resistant ovarian cancer. Treatment with gemcitabine, topotecan, and doxorubicin have been shown to significantly increase the in vitro toxicity of SBP-101 in both cisplatin-sensitive and cisplatin-resistant ovarian cancer cell lines. Paclitaxel and docetaxel have been shown to not have any added benefit in vitro to SBP-101 alone. The poster concludes that the treatment of C57Bl/6 mice containing VDID8+ ovarian cancer with SBP-101 in combination with doxorubicin significantly prolonged survival and decreased overall tumor burden.

Additional preclinical work is underway evaluating ivospemin and eflornithine (also known as CPP-1X or DFMO) in multiple myeloma (cell lines). Data published in the November supplemental issue of the Journal Blood investigated the effects of polyamine inhibition by ivospemin and CPP-1X on myeloma cell lines growth and viability in vitro. Results showed that ivospemin and CPP-1X treatment significantly decreased cell proliferation and induced apoptosis in a panel of multiple myeloma cell lines. When ivospemin and CPP-1X were combined an almost complete abolition of cell growth occurred. These results demonstrate the anti-neoplastic potential of ivospemin and CPP-1X and offer a compelling rationale for its clinical development as a potentially promising treatment option for multiple myeloma. The work reflects the company’s on-going collaboration with researchers from The University of Texas MD Anderson Cancer Center for the evaluation of polyamine metabolic inhibitor therapies in combination with CAR-T cell therapies in preclinical models.

Flynpovi

In December 2009, the FDA accepted our IND application for the combination product, Flynpovi. Flynpovi showed promising results in an NCI supported randomized, placebo-controlled Phase IIb/III clinical trial to prevent recurrent colon adenomas, particularly high-risk pre-cancerous polyps in which 375 subjects who had resected sporadic adenoma were treated for 3 years with eflornithine (500 mg once a day) + sulindac (150 mg once a day [N = 191]) or matched placebo/placebo (N = 184). Results demonstrated a marked risk reduction (70%) in developing metachronous adenomas, 92% risk reduction in developing advanced adenomas, and 95% risk reduction in developing multiple adenomas with the active combination regimen compared to placebo (Meyskens et al. 2008). This combination regimen was generally well tolerated.

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

In the FAP-310 Phase III study completed in 2019, the efficacy and safety of the combination of eflornithine and sulindac, as compared with either drug alone, in adults with familial adenomatous polyposis was conducted (Burke et al. 2020). The patients were randomly assigned in a 1:1:1 ratio to receive eflornithine, sulindac, or both once daily for up to 48 months. The primary end point, assessed in a time-to-event analysis, was disease progression, defined as a composite of major surgery, endoscopic excision of advanced adenomas, diagnosis of high-grade dysplasia in the rectum or pouch, or progression of duodenal disease. A total of 171 patients underwent randomization. Disease progression occurred in 18 of 56 patients (32%) in the eflornithine-sulindac group, 22 of 58 (38%) in the sulindac group, and 23 of 57 (40%) in the eflornithine group, with a hazard ratio of 0.71 (95% confidence interval [CI], 0.39 to 1.32) for eflornithine-sulindac as compared with sulindac (P = 0.29) and 0.66 (95% CI, 0.36 to 1.23) for eflornithine-sulindac as compared with eflornithine (Burke et al. 2020). Adverse and serious adverse events were similar across the treatment groups. In a post-hoc analysis, none of the patients in the combination arm progressed to a need for LGI surgery for up to 48 months compared with 7 (13.2%) and 8 (15.7%) patients in the sulindac and eflornithine arms (Balaguer et al. 2022). These data corresponded to risk reductions for the need for LGI surgery approaching 100% between combination and either monotherapy with HR = 0.00 (95% CI, 0.00-0.48; p = 0.005) for combination versus sulindac and HR = 0.00 (95% CI, 0.00-0.44; p = 0.003) for combination versus eflornithine. Given the statistical significance of the LGI group, an NDA was filed with the FDA. As the study failed to meet the primary endpoint, and the NDA was based on the results of an exploratory analysis, a complete response letter was issued. To address this deficiency concern, the Company must submit the results of one or more adequate and well-controlled clinical trial which demonstrates an effect on a clinical endpoint.

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

In April 2023, the Company announced that it regained the North American rights to develop and commercialize Flynpovi in patients with FAP, as a result of the termination of the licensing agreement between CPP and with One-Two Therapeutics Assets Limited effective July 4, 2023.

Eflornithine (CPP-1X) and eflornithine sachets (CPP-1X-S)

For the single agent eflornithine, there is a trial ongoing evaluating eflornithine sachets (CPP-1X-S) in a Phase I/II trial in STK11 mutation patients with non-small cell lung cancer which began this year and two trials ongoing to evaluate eflornithine tablets (CPP-1X-T), a Phase II trial in Recent Onset Type I diabetes with eflornithine and a Phase II trial in metastatic castration-resistant prostate cancer both of which began last year. Lastly, a Phase II trial evaluating eflornithine for the prevention of gastric cancer was completed in 2021 with data analysis ongoing.

Through March 22, 2024, we had:

●	secured an orphan drug designation for ivospemin from the FDA;
●	submitted and received acceptance from the FDA for an IND application for ivospemin;
●	completed a Phase Ia monotherapy safety study of ivospemin in the treatment of patients with metastatic pancreatic ductal adenocarcinoma;
●	received “Fast Track” designation from the FDA for ivospemin for metastatic pancreatic cancer;
●

completed enrollment and released interim results in our second trial a Phase Ia /Ib clinical study of ivospemin, a first-line study with ivospemin given in combination with a current standard of care in patients with pancreatic ductal adenocarcinoma who were previously untreated for metastatic disease; a total of 50 subjects were enrolled in this study, 25 in the Phase Ia and 25 in the Phase Ib or expansion phase;

●	secured a two-year research agreement with Johns Hopkins School of Medicine led by Professor Robert Casero, an internationally recognized researcher in polyamine biology;
●	completed process improvement measures expected to be scalable for commercial use and received issue notification for a patent covering this new shorter synthesis of ivospemin in several territories;
●

initiated a randomized, double-blind, placebo-controlled study, referred to as ASPIRE, with ivospemin given in combination with gemcitabine and nab-paclitaxel in patients with pancreatic ductal adenocarcinoma who are previously untreated for metastatic disease;

●	completed preclinical evaluation of ivospemin for use as neoadjuvant therapy in resectable pancreatic cancer prior to surgery;
●	obtained early, preclinical, indication of tumor growth inhibition activity in ovarian cancer and presented the results at ASCO-GI and AACR conferences;
●	received USAN adoption of the nonproprietary name of ivospemin for SBP-101;
●	acquired and integrated CPP, adding a second lead asset in multiple forms and an expansive clinical development program ranging from pre-clinical to registration level clinical trials;
●	EMA Committee for Orphan Medicinal Products issued a positive opinion on Panbela’s application for orphan designation of ivospemin in combination with gemcitabine and nab-Paclitaxel in patients with metastatic pancreatic ductal adenocarcinoma;
●	announced the initiation of Phase II program through Indiana University for early onset Type I diabetes utilizing eflornithine;

●	ASPIRE is open to enrollment in every planned country within NA, EMEA, and APAC, Completed two Independent DSMB meetings for ASPIRE with no safety concerns or modifications to study design;
●	announced the initiation of the Phase I/II clinical trial for the treatment of NSCLC possessing the STK11 mutation through Moffitt Cancer Center;
●

entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center for the evaluation of polyamine metabolic inhibitor therapies in combination with CAR-T cell therapies in preclinical models;

●	announced the SWOG Cancer Research Network’s PACES S0820 Phase III trial passed a single planned futility analysis and will continue;
●	announced the approval of US WorldMeds’ NDA Approval for Eflornithine (DFMO) in Pediatric Neuroblastoma, the first polyamine approval in oncology; and
●	exceeded 50% enrollment in ASPIRE global clinical trial.

Pancreatic Cancer

Pancreatic cancer afflicts approximately 151,000 people in Europe (Epidemiology in Europe and Recommendations for Screening in High-Risk Populations, Partyka, et al July 2023), approximately 64,000 people in the United States annually (American Cancer Society. Cancer Facts & Figures 2023. Atlanta, GA: American Cancer Society; 2023 and Overview of Pancreatic Cancer) and 293,000 people worldwide – excluding Europe and United States (GLOBOCAN 2020). It has been identified as the fourth leading cause of death from cancer in Europe (GLOBOCAN 2020) and the third leading cause of death from cancer in the United States (SEER Cancer Statistics Factsheets 2021). On average, Pancreatic Ductal Adenocarcinoma (“PDA”) represents approximately 95% of all pancreatic cancers diagnosed in a given calendar year. Considering that the median overall survival for previously untreated patients with good performance status is between 8.5 months (Von Hoff 2013) and 11.1 months (Conroy 2011) with the two most commonly available treatment regimens, effective treatment for PDA has remained a major unmet medical need.

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

Gemcitabine was the first chemotherapeutic agent approved for the treatment of patients with PDA in the modern regulatory era, providing a median survival duration of 5.65 months (Burris 1997). Gemcitabine monotherapy was the standard of care for patients with metastatic pancreatic cancer until combination therapy with gemcitabine plus erlotinib (Tarceva®) was shown to increase median survival by two weeks. This modest benefit was tempered by a significant side effect profile and high cost, limiting its adoption as a standard treatment regimen. Subsequently, the multidrug chemotherapy combination FOLFIRINOX was shown to provide a median survival benefit of 4.3 months (Overal Survival (“OS”) = 11.1 months) over gemcitabine alone (6.8 months), but its significant side effect profile limits the regimen to select patients with a good performance status and often requires supplementation with WBC growth factor therapy. Nab-paclitaxel (Abraxane®) received marketing authorization for use in combination with gemcitabine (FDA approved 2013) after showing an increase in overall survival of seven weeks compared to gemcitabine alone (Von Hoff 2013).

On February 13, 2024 Onivyde® (irinotecan liposome injection) plus oxaliplatin, fluorouracil and leucovorin (NALIRIFOX) was approved by the FDA as a first-line treatment in adults living with mPDAC. This is the first drug approved as a first-line treatment of PDA since the approval of Abraxane. Lynparza® was approved in December 2019 for maintenance therapy of patients with deleterious or suspected deleterious germline BRCA-mutated (“gBRCAm”) metastatic pancreatic adenocarcinoma whose disease has not progressed on at least 16 weeks of a first-line platinum-and chemotherapy regimen.

Familial adenomatous polyposis

Familial adenomatous polyposis (“FAP”) is a rare and potentially life threatening genetic condition occurring in approximately one in 10,000 individuals in the United States. FAP is caused primarily by mutations in the adenomatous polyposis coli (“APC”) tumor suppressor gene. APC mutations are usually inherited as autosomal dominant genetic traits, but as many as 25% of those afflicted with FAP with an identical germline mutation have no family history. Only 1 in 10,000 people will develop FAP. Estimated annual prevalence in the U.S. is approximately 30,000 and in Europe approximately 50,000. If untreated, patients will develop hundreds to thousands of polyps throughout the colon and rectum. FAP often develops in the early teens and results in a nearly 100% lifetime risk of colorectal cancer by age forty if untreated. No approved FAP drug is on the market.

Most patients are asymptomatic for years until the adenomas are large and numerous, and cause rectal bleeding or even anemia, or cancer develops. Generally, cancers start to develop a decade after the appearance of the polyps. Nonspecific symptoms may include constipation or diarrhea, abdominal pain, palpable abdominal masses and weight loss.

Cancer prevention and maintaining a good quality of life are the main goals of management of patients with FAP. By the late teens or early twenties, colorectal cancer prophylactic surgery is advocated. Prophylactic surgery often requires total abdominal colectomy with ileal-rectal anastomoses (“IRA”) and subsequent frequent endoscopic surveillance, with polypectomy and cautery/laser ablation as needed. Patients with extensive rectal involvement must undergo total proctocolectomy with ileal pouch-anal reconstruction. Despite this, approximately 50% of patients who have had total proctocolectomy with ileal pouch-anal reconstruction will develop adenomatous polyps in the neo-rectum (ileal pouch). Duodenal cancer and desmoids are the two main causes of mortality after total colectomy; they need to be identified early and treated. Upper endoscopy is necessary for surveillance to reduce the risk of ampullary and duodenal cancer. Patients with progressive tumors and unresectable disease may respond or stabilize with a combination of cytotoxic chemotherapy and surgery (when possible, to perform). Individuals with FAP carry a 100% risk of CRC; however, this risk is reduced significantly when patients enter a screening-treatment program.

A major unmet need in the treatment of patients with FAP is a therapeutic means to defer or obviate the need for major surgical interventions, particularly colectomy with IRA or proctocolectomy with an ileal surgical pouch IPAA. Such interventions often require temporary or permanent ileostomy, and with it, long-term or permanent quality of life (“QoL”) deficits such as frequent bowel movements (average 6 per day), nocturnal fecal incontinence and, in female patients, reduced reproductive potential. It is critical to find non-surgical alternatives that will delay or obviate the need of repeated endoscopic and surgical procedures to maintain patient QoL. For those patients who have an intact colon in particular, pharmacotherapy offers the opportunity to meaningfully control or delay polyposis progression and offer a greater choice over when or if they undergo prophylactic colectomy/proctocolectomy in order to optimize QoL.

This potential benefit is in fact likely the most powerful potential benefit possible since the long-term course of FAP essentially mandates ultimate colectomy for most patients. The value to a younger patient in safely delaying such a radical procedure by years cannot be overstated.

There are currently no approved and marketed pharmacotherapeutic treatments for patients with FAP. While in 1999 celecoxib was conditionally approved by the FDA for the treatment of FAP based on reductions of polyp number observed in a randomized double-blind placebo controlled study conducted in patients with FAP, it was subject to the marketing authorization holder, Pfizer, providing additional data. In 2011, the FDA requested that Pfizer voluntarily withdraw the FAP indication for CELEBREX (celecoxib) Capsules from the market because the post-marketing study intended to verify clinical benefit and required as a condition of approval under subpart H was never completed. In a letter in 2011, Pfizer requested that the FDA withdraw the FAP indication for CELEBREX (celecoxib) Capsules from the market. Effective in 2012, the approval for the FAP indication for CELEBREX Capsules was withdrawn. Celecoxib was also authorized for FAP treatment centrally by the European Commission after the EMA’s scientific review in October 2003 under “exceptional circumstances”. Authorization was granted subject to specific obligations during product life cycle, chiefly to provide further data on its efficacy and safety; however, the applicant/authorization holder could not fulfill this central post-authorization obligation. According to publicly available information, the post- authorization study was initiated in the first quarter of 2004 and the EU Centralized Marketing Authorisation was withdrawn because the holder was unable to provide the data as required.

Ovarian Cancer

Worldwide Ovarian Cancer has annual incidence of approximately 314,000 and annual deaths of approximately 207,000 (Globocan 2020). In the United States, Ovarian represents approximately 1% of all new cancer cases at approximately 22,000 (American Cancer Society. Cancer Facts & Figures 2021. Atlanta, GA: American Cancer Society; 2021) and the five-year survival rate for metastatic disease is approximately 29% (SEER fact sheet Ovarian 2022). According to the American Cancer Society, ovarian cancer is the fifth leading cause of cancer deaths among women, accounting for more deaths than any other cancer of the female reproductive system.

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

The second line chemotherapy depends mainly on the disease-free interval (“DFI”) (time between completion of first line chemotherapy and clinical relapse); or progression-free interval (“PFI”) (time between the last chemotherapy given for relapsed disease and progression). There are three classifications: Platinum-refractory/resistant with relapse during platinum treatment (refractory) or with a DFI/PFI <6 months (resistant), Platinum-sensitive relapse occurring >12 m of last platinum-based chemotherapy, or partially sensitive to platinum with disease-free survival DFS/ PFS between 6 and 12 months from the last platinum-based chemotherapy.

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

Colon cancer represents nearly three-fourths of all colorectal cancers in the U.S. Despite potentially curative treatment with surgery (with or without adjuvant chemotherapy), local stage and locally advanced stage colon cancer patients remain at considerable risk for colorectal adenomas, distant recurrence, secondary colonic tumor formation, and colorectal cancer related mortality. Polypectomy appears to be an effective way to decrease mortality from colon cancer, but widespread adoption of this approach is limited by both cost and patient acceptability (Newcomb et al. 1992; Selby et al. 1992). Certain types of colorectal polyps have increased risk of progression to colorectal cancer. High-risk polyps (polyps with villous histology, size ≥ 1 cm, high grade dysplasia, or multiple adenomas defined as 3 or more) have become the focus of colorectal tumorigenesis research due to the higher rate of malignant potential for these lesion (Lotfi et al. 1986; Spencer et al. 1984; Winawer et al. 1993; Martinez et al. 2009). The current standard of care for resected colon cancer patients (beyond surgery, and adjuvant chemotherapy when indicated) is surveillance monitoring with clinical exams, laboratory analyses, and colonoscopic evaluation. However, data suggest that colonoscopy does not predict death from colorectal cancer uniformly throughout the colon – in fact, right-sided colorectal cancers were not observed to gain any mortality benefit from colonoscopy (Baxter et al. 2009). Other potential problems with colonoscopy include (rarely) perforations, infection, bleeding, and non-adherence with current recommendations. Safe and effective chemo preventive interventions, therefore, offer great potential to complement and improve upon the current colon cancer surveillance paradigm. Unlike other therapies used to treat CAT, Flynpovi is a non-surgical and non-invasive option that has the potential to both improve patient quality of life and reduce higher healthcare system-wide expense burdens.

Proprietary Technology

Function and Characteristics of Polyamines

Polyamines are metabolically distinct entities within human cells that bind to and facilitate DNA replication, RNA transcription and processing, and protein (such as pancreatic enzymes) synthesis. Human cells contain three essential and naturally occurring polyamines – putrescine, spermidine, and spermine. Polyamines perform many functions necessary for cellular proliferation, apoptosis and protein synthesis. The critical balance of polyamines within cells is maintained by several enzymes such as ODC and spermidine/spermine N1 acetyl transferase (“SSAT”). All of these homeostatic enzymes are short-lived, rapidly inducible intracellular proteins that serve to regulate native polyamine pools tightly and continuously. These enzymes constantly maintain polyamines within a very narrow range of concentration inside the cell.

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

Pharmacotherapeutic Approaches to Reset the Polyamine Pathway

The Company’s lead assets are ivospemin and eflornithine (including Flynpovi), which provide a multi-targeted approach to reset dysregulated biology present in many types of diseases such as cancer and autoimmunity. For instance, many tumors require greatly elevated levels of polyamines to support their growth and survival. These agents target the polyamine pathway at complementary junctions which have been shown to be altered in disease. In particular, these agents have the potential to suppress and prevent tumor growth, enhance anti-tumor activity of other anti-cancer agents, and modulate the immune system.

Polyamine Analogue–- ivospemin (SBP-101)

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

We believe that ivospemin exploits the natural affinity of the exocrine pancreas, the liver and kidney, and pancreatic ductal adenocarcinoma cells while leaving the insulin-producing islet cells unharmed. Most current cancer therapies, including chemotherapy, radiation, and surgery, are associated with significant side effects that further reduce the patient’s quality of life. However, based on data evaluated from clinical studies to date, we believe that the adverse effects of ivospemin in causing bone marrow suppression or peripheral neuropathy do not overlap with or exacerbate those seen with typical chemotherapy options. The dose-limiting toxicities observed in cohort five of our first Phase I study, as noted below, were not observed at lower doses and are not expected to overlap with the adverse events of bone marrow suppression and peripheral neuropathy commonly associated with standard chemotherapy. The dose and dosing schedule evaluated in the expansion phase of the recently completed Phase Ia/Ib is below the maximum tolerable dose MTD and at this dose level, neither the exocrine nor the endocrine human pancreas is expected to be affected by ivospemin, resulting in no treatment impact on pancreatic enzyme or insulin levels. This dose level and dosing schedule in the new ASPIRE trial will be the same as evaluated in the expansion phase of the Ia/Ib study.

Ornithine Decarboxylase Inhibitor–- eflornithine (CPP-1X)

Ornithine decarboxylase is the first and rate-limiting enzyme in the biosynthesis of polyamines which catalyzes the conversion of ornithine to putrescine and regulates the biosynthesis of polyamines in mammalian as well as many other eukaryotic cells. Eflornithine, also known as α-difluoromethylornithine (DFMO), is an ornithine analogue. Eflornithine irreversibly binds to ODC1 and prevents the natural ODC1 substrate, ornithine, from accessing the active site of the enzyme (Meyskens and Gerner 1999). The administration of eflornithine decreases both ODC activity and polyamine concentrations. In genetic mouse models with an APC gene mutation, the administration of eflornithine reduces intestinal carcinogenesis, decreasing the concentration of polyamines through inhibition of ODC and inhibiting tumor development (Erdman et al 1999).

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

Mice with a mutation of the adenomatous polyposis coli (“Apc”) tumor suppressor gene develop intestinal tumors in numbers similar to those found in patients with FAP. Mutations of the Apc gene increases the activity of ODC and leads to increased intestinal polyamine levels. Studies in animal models of FAP indicate that eflornithine alone is effective in reducing the number of intestinal tumors (Erdman et al. 1999) and colonic tumor burden (Yerushalmi et al. 2006). Eflornithine may lower polyamine levels in colorectal mucosa and skin cells (Gerner and Meyskens 2004).

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

Eflornithine has received regulatory approvals as a high dose, intravenously delivered medication for the treatment of a form of African sleeping sickness, as a topical agent for the treatment of hirsutism (excess hair growth on body parts where hair growth is usually absent or minimal) and in 2023 as an oral dosage form to reduce the risk of relapse in adults and children with high-risk neuroblastoma.

Activator of Spermidine/Spermine N-Acetyltransferase (“SSAT1”) – Sulindac

Transport of polyamines is maintained by the peroxisome-proliferator activated receptor-g (“PPARg”). This receptor positively regulates SSAT transcription facilitating polyamine acetylation and transport of polyamines out of the cell. Under normal conditions, the K-Ras molecule has no activity on PPARg. However, mutation of the K-Ras gene produces a product that inhibits PPARg’s effect on SSAT translation resulting in elevated polyamine pools and tumorigenesis (Babbar et al. 2003). NSAIDs, such as sulindac, act through PPARg to enhance transcriptional of SSAT which increases catabolism and export of polyamines.

Sulindac is a member of the arylalkanoic acid class of NSAIDs and is a non-selective inhibitor of cyclooxygenases involved in prostaglandin synthesis. To understand potential mechanisms of action of sulindac, patterns of gene expression resulting from treatment with sulindac sulfone, a sulindac metabolite lacking cyclooxygenase inhibitory activity, were measured in human colon tumor-derived cells (Babbar et al. 2003). Sulindac sulfone inhibited cell growth, and induced apoptosis and the expression of spermidine/spermine N-acetyltransferase (SSAT1), a polyamine catabolic enzyme implicated in polyamine export (Xie, Gillies, and Gerner 1997). Sulindac sulfone induction of SAT1 expression occurs via a cyclooxygenase-independent transcriptional activation of SAT1 at a specific peroxisomal proliferator activated receptor gamma (PPARγ) responsive element PPRE in the SAT1 gene. Treatment of cells with sulindac sulfone induces SAT1 expression and stimulates polyamine export.

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

Dual Targeting–- Flynpovi

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

The ability of Flynpovi to reduce polyamines in the GI tract has been demonstrated in both the preclinical and clinical settings. In the study by Igantenko et al, the effect of eflornithine alone and in combination with NSAIDs sulindac or celecoxib on intestinal tumor number and grade and polyamine content was evaluated in ApcMin/+ mice (Ignatenko et al. 2008). Administration of eflornithine in combination with sulindac was superior to each single agent at significantly (P< 0.05) decreasing putrescine, spermidine, and total intestinal polyamine concentrations to below baseline levels in the ApcMin/+ mice. Additionally, in this study with the exception of the 0.5% eflornithine treatment group, all treatment groups developed significantly (P<0.05) fewer tumors/animal than the control group. The combination treatment of 2% eflornithine and sulindac suppressed intestinal tumorigenesis to a level that was not statistically significantly different from that for sulindac alone. Although sulindac alone produced a significant decrease in the number of intestinal tumors in ApcMin/+ mice, it did not reduce the percentage of high‑grade adenomas. However, the combination of eflornithine and sulindac significantly (P<0.05) decreased the number of high-grade adenomas compared to the sulindac alone group.

The ability of the eflornithine and sulindac treatment group to suppress high grade adenomas is a key finding as it is the high-grade adenomas in this model which correlate to the high-grade adenomas seen in FAP patients that are indicators for excisional and surgical events clinically. These data support the rationale for treatment of FAP patients with eflornithine combined with sulindac to reduce intestinal polyamine contents and the incidence of high-grade intestinal adenomas.

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

In Australia, a Human Research Ethics Committee application was submitted with subsequent Clinical Trial Notification CTN to the TGA.

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

We completed enrollment of patients in our second clinical trial in December 2020. This second clinical trial was a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of ivospemin administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in four cohorts of Phase Ia and an additional 25 subjects were enrolled in the expansion Phase Ib by December of 2020. Safety and interim efficacy results from this trial are discussed in ivospemin (SBP-101) Clinical Development–- Pancreatic Cancer, Phase Ia/Ib Clinical Trial Interim Results (First Line Combination Therapy) below.

In January of 2022, we initiated our third clinical trial. This new trial is a randomized, double blind, placebo-controlled study of safety and efficacy of ivospemin administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. Trial design and expected timing are discussed in Clinical Development–- Pancreatic Cancer, Randomized Clinical Trial Design and Anticipated Timing (ASPIRE trial).

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

Ivospemin (SBP-101) Clinical Development – Pancreatic Cancer

Our clinical development in Pancreatic Cancer thus far includes:

●	a Phase I SBP-101 Monotherapy study completed in 2017;

●	a Phase Ia/Ib SBP-101 First Line Combination Therapy study, Study enrollment completed in 2020 and data base locked in early 2022; and

●	ASPIRE, a Randomized, Double-Blind Placebo Controlled First Line Combination Therapy study was initiated in January of 2022.

Details of these programs follow.

Phase I Clinical Trial Design and Completion (ivospemin Monotherapy)

We have completed an initial clinical trial of ivospemin in patients with previously treated locally advanced or metastatic pancreatic cancer. This was a Phase I, first-in-human, dose-escalation, safety study. From January 2016 through September 2017, we enrolled twenty-nine patients into six cohorts, or groups, in the dose-escalation phase of the Phase I trial. No drug-related bone marrow toxicity or peripheral neuropathy was observed at any dose level. In addition to being evaluated for safety, 23 of the 29 patients were evaluable for preliminary signals of efficacy prior to or at the eight-week conclusion of their first cycle of treatment using the RECIST, the currently accepted standard for evaluating change in the size of tumors.

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

Source: Singhal, N., Poster Presentation, ASCO GI 2022

Randomized Clinical Trial design and anticipated timing (ASPIRE trial)

In January of 2022, the Company announced the initiation of a new clinical trial. Referred to as ASPIRE, the trial is a randomized double-blind placebo-controlled trial in combination with gemcitabine and nab-paclitaxel, a standard pancreatic cancer treatment regimen in patients previously untreated for metastatic pancreatic cancer. The trial will be conducted globally at approximately 88 sites in the United States, Europe and Asia–- Pacific.

While opening of clinical sites in the United States and the rest of the world has been slower than originally anticipated, due in part to resource fatigue in the medical community, all sites were opened in the quarter ending March 31, 2024.

The trial was originally designed as a Phase II/III trial with a smaller sample size (150) to support the events required for interim analysis based on PFS and a primary endpoint of overall survival (“OS”). In response to European and FDA regulatory feedback, the study was amended to include the total trial sample size (600) and the design modified to utilize overall survival as the primary endpoint to be examined at interim analysis. PFS will also be analyzed to provide additional efficacy evidence. This amendment was supported by the final data from the Phase Ia/Ib first line metastatic pancreatic cancer trial which completed enrollment in December of 2020. The study will enroll 600 subjects and is anticipated to take 36 months for complete enrollment.

On January 25, 2024, the Company announced that the trial had exceeded 50% enrollment. The Company projects that full enrollment will be completed by the first quarter of 2025 and that interim data analysis based on overall survival should be available by the middle of 2024.

If we can successfully complete all FDA recommended clinical studies, we intend to seek marketing authorization from the FDA, the EMA, Ministry of Health and Welfare (Japan) and TGA (Australia). The submission fees may be waived in geographies where ivospemin  has been designated an orphan drug, as described under “Orphan Drug Status.”

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

Given the statistical significance of the LGI group, an NDA was filed with the FDA. As the study failed to meet the primary endpoint, and the NDA was based on the results of an exploratory analysis, a complete response letter was issued. To address this deficiency concern, the Company must submit the results of one or more adequate and well-controlled clinical trial which demonstrates an effect on a clinical endpoint.

Phase III Clinical Trial in Colon Cancer Survivors

In collaboration with the NCI, and SWOG, a Phase III clinical trial has been initiated to study the benefits of Flynpovi as a therapeutic treatment for use by colon cancer survivors. The trial is named PACES for “Prevention of Adenomas and Cancer with eflornithine and sulindac.” The PACES trial is funded by the NCI and managed by SWOG. This is an ongoing double-blind placebo-controlled trial of Flynpovi to prevent recurrence of high-risk adenomas and second primary colorectal cancers in patients with stage 0-III colon or rectal cancer, Phase III PACES. The purpose of this study is to assess whether the Flynpovi, combination of eflornithine and sulindac, (compared to corresponding placebos) has a reduced rate of cancer or high-risk adenoma recurrence compared to comparator arms after three years of daily dosing. We have exclusive rights to the data that comes from the trial for regulatory and commercial purposes.

Clinical Development –Eflornithine (CPP – 1X)

Our clinical development of eflornithine thus far includes:

●	Phase II Gastric Cancer Prevention Trial

●	Phase I and Phase II Recent Onset Type 1 Diabetes Trials

●	Phase I/II STK-11 Mutant NSCLC Trial

●	Phase II Metastatic Castration-Resistant Prostate Cancer Trial

Phase II Gastric Cancer Prevention Trial

H. pylori is the most common bacterial infection in humans and causes gastritis in all individuals. Gastritis progresses along the “Correa cascade” from gastritis to the precancerous stages of atrophic gastritis (loss of specialized gastric epithelium) and intestinal metaplasia, to gastric adenocarcinoma (Correa 1992). In response to H. pylori infection the host elicits a robust innate and adaptive immune response, which results in mucosal inflammation but fails to eradicate the organism. Several studies have demonstrated that the failure of the immune response may be related to dysregulated L-arginine metabolism and polyamines including the upregulation of ornithine decarboxylase (“ODC”) by macrophages (Chaturvedi et al. 2010; Chaturvedi, de Sablet, Coburn, et al. 2012) (Chaturvedi, de Sablet, Peek, et al. 2012), (Chaturvedi et al. 2011) (Xu et al. 2004) (Chaturvedi et al. 2014) (Chaturvedi et al. 2004). Levels of polyamines are increased in H. pylori-induced gastritis in mice, and oral DFMO treatment reduces gastric polyamine levels, and severity of both H. pylori colonization and gastritis (Chaturvedi et al. 2010). In the gerbil model of H. pylori-induced gastric cancer, polyamine levels correlate with levels of gastritis, DNA damage, and progression to dysplasia/carcinoma. In this model, eflornithine reduces polyamine levels and DNA damage, and reduces rates of dysplasia and carcinoma by >50% (Chaturvedi et al. 2014).

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

Phase I and II Recent Onset Type 1 Diabetes (“T1D”) Trials

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

The Company collaborated with investigators at Indiana University on a JDRF funded Phase I study to evaluate the safety and efficacy of increasing doses of eflornithine in patients with recent onset Type 1 diabetes. The completed Phase I trial demonstrated that a 3-month course of oral eflornithine was well tolerated with a favorable adverse event profile in children and adults with recent-onset T1D (Sims et al 2023). Urinary polyamine data showed that eflornithine treatment inhibited ornithine decarboxylase activity effectively, reflected by a dose dependent reduction in urinary putrescine values. Furthermore, although not powered to detect metabolic efficacy, subjects treated with 750 mg/m2/day and 1000 mg/m2/day of eflornithine exhibited higher C-peptide AUC 6 months after treatment indicative of improved β cell function compared to placebo (Sims et al 2023). These data suggest that eflornithine may improve β cell function alone and in combination regimens to treat or prevent type 1 diabetes that also include immunotherapy. Based on the Phase I trial results, a randomized, double-blind, placebo-controlled Phase II study to evaluate the efficacy and safety of eflornithine treatment to preserve insulin production in Type 1 diabetes initiated in early 2023.This is a JDRF funded trial being led by investigators at Indiana University. The primary objectives are to examine the clinical efficacy of 1000 mg/m2/day of oral DFMO to stabilize or improve loss of β cell function in persons with recent onset T1D based on mixed-meal stimulated C-peptide AUC in the treatment group compared to placebo after 6 months of DFMO treatment and to evaluate the safety and tolerability of 1000 mg/m2/day of oral DFMO in persons with new onset T1D. The secondary objectives are to elucidate the relationship between DFMO treatment and markers of endoplasmic reticulum stress, polyamine concentrations, immunologic and other mechanistic outcomes in persons with new onset T1D and characterize the dietary polyamine intake and urinary polyamine excretion of persons with recent-onset T1D. This study is a multicenter, double-blind, placebo-controlled, 2:1 random assigned targeting a total of 70 patients.

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

Bioinformatic analyses using two well-annotated lung adenocarcinoma datasets identified upregulation of ornithine decarboxylase (the target for eflornithine). Additionally, LKB1-loss tumors show a significant up-regulation of several solute transporters (SLC7A2, SLC14A2, and SLC16A4). SLC7A2 is known to be responsible for the membrane transport of cationic amino acids arginine, lysine, and ornithine. Furthermore, LKB1 loses the arginine pathway in which arginine is converted to ornithine and urea (by arginase) and ornithine is converted to putrescine (by ODC1). Together, the results suggested that ODC1 may be a key metabolic driver in LKB1-loss lung cancer.

In other model systems eflornithine treatment has been shown to modulate the tumor microenvironment. A previously studied cohort revealed that ODC1 may be instrumental to immune suppression (Chamaillard et al. 1997). Since eflornithine is an ODC1 inhibitor, it is hypothesized that inhibiting the metabolic enzyme ODC1 using eflornithine will increase the number of tumor-infiltrating lymphocytes in LKB1-loss tumors and restore benefit of PD(L)-1 blockade to these patients.

The Company has initiated a Phase I/II investigator-initiated trial to assess eflornithine in patients with STK-11 mutant NSCLC 2024.

Phase II Metastatic Castration-Resistant Prostate Cancer Trial

Prostate cancer is uniformly lethal once it has escaped the confines of the prostate gland, resulting in the death of over ~30,000 American patients each year (Jemal et al. 2008). Androgen ablation therapy has remained the standard of care for patients with recurrent/metastatic cancer since its discovery by Charles Huggins in the 1940s (Huggins 1941). While androgen ablation therapy provides significant palliative benefit, all patients undergoing androgen ablation eventually relapse and no longer respond to androgen ablation no matter how completely given (Crawford et al. 1989, Laufer et al. 2000). Recent clinical trials from investigators at Johns Hopkins University have demonstrated that rapidly cycling from the polar extremes of high dose to castrate serum levels of androgen, Bipolar Androgen Therapy (“BAT”) (Denmeade et al. 2010), was well tolerated and showed signs of clinical benefit. Preclinical studies have demonstrated that the addition of eflornithine enhanced the anti-tumor effects of BAT therapy.

The Company has initiated a Phase II investigator-initiated trial in to determine if treatment with the combination of difluoromethylornithine (DFMO or eflornithine) and high dose testosterone will improve the prostate-specific antigen (“PSA”) response rate in patients with metastatic castrate-resistant prostate cancer compared with historical controls. This trial opened in October 2023 and is recruiting subjects.

Neuroblastoma Trial

Neuroblastoma, a rare cancer originating from immature nerve cells, contributes to nearly 15% of pediatric cancer deaths. Panbela Therapeutic’s subsidiary, Cancer Prevention Pharmaceuticals, has extensively collaborated with leading neuroblastoma research groups such as the Neuroblastoma Medulloblastoma Translational Research Consortium (“NMTRC”) (now Beat Childhood Cancer), New Advances in Neuroblastoma Therapy (“NANT”), the Children’s Oncology Group (“COG”), and the NCI in the clinical development of eflornithine as a treatment for neuroblastoma.

In July of 2023, the Company announced it had divested certain assets in its eflornithine pediatric neuroblastoma program to US WorldMeds® (“USWM”), a Kentucky-based specialty pharmaceutical company. Under the terms of the agreement, Panbela is entitled to receive up to approximately $9.5 million non-dilutive funding in exchange for the sale of certain assets within its pediatric neuroblastoma program for eflornithine. Panbela will receive payments upon USWM’s successful completion of milestones related to eflornithine's clinical development, regulatory approval, and commercial sales.

In December of 2023, the Company announced the USWM received FDA approval of their NDA for the use of eflornithine as a maintenance therapy for neuroblastoma in remission.

Total Development Costs

The development of ivospemin involves a preclinical and clinical development phase. We completed our initial preclinical development work for pancreatic cancer and two Phase I clinical trials. The Phase II/III trial was initiated in 2022 and is currently ongoing. Additional clinical trials may be required to receive FDA or other foreign jurisdictions approvals. The cost and timing of additional clinical trials is highly dependent on the nature and size of the trials.

The development of Flynpovi also has involved preclinical and clinical development work for FAP and colon cancer prevention. The Company intends to secure consensus from the FDA and the EMA on a global registration trial, before seeking a development or licensing partner.

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

We obtained U.S. Orphan Drug Status for ivospemin in 2014 and in Europe in early 2023.

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

With the designation of Fast Track Designation, we, or our North American partners, may engage in more frequent interactions with the FDA, and the FDA may review sections of a NDA before the application is complete. This rolling review is available if we provide, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s application review period does not begin until the last section of the NDA is submitted. Additionally, Fast Track Designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Intellectual Property

As the result of efforts at our contract manufacturer Syngene International Ltd to refine the synthetic process, a new shorter synthetic process has been developed on which a patent (US 11,098,005 B2) “METHODS FOR PRODUCING (65,155)-3,8,13,18-TETRAAZAICOSANE-6, 15-DIOL” issued on Aug. 24, 2021, and was assigned to Panbela. The patent claims cover a novel process for the production of ivospemin and reduces the number of synthetic steps from nineteen to six. This patent has issued in territories, Australia, US, Europe (Germany, France, Spain, Great Britain and Italy), India, and Japan and patent prosecution is ongoing in several other territories.

Additionally, for ivospemin, a Method of Use Patent for the treatment of cancer in undergoing patent prosecution in several different territories and has the potential for patent coverage through 2041.

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

Human Capital Management

As of March 22, 2024, we had eight employees, seven of which were full time. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, to motivate such individuals to perform to the best of their abilities and achieve our objectives and lead to the success of the Company and increase value to our stockholders.

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

We believe that operational responsibilities can be managed by our current employees, independent consultants and our global CRO. We have historically used the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers enhances our ability to minimize general and administrative expenses. We intend to periodically evaluate our staffing and talent requirements and expect to add employees if that becomes a more appropriate resource alternative.

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

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, immunotherapy, hormone therapy and targeted drug therapy or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may be approved as companion treatments and not be competitive with current therapies. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining a significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidate progresses through clinical development.

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

Manufacturing and Suppliers

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing as well as for commercial manufacture of any products that we may commercialize. If needed, we intend to engage, by entering into a supply agreement or through another arrangement, third-party manufacturers to provide us with additional ivospemin clinical supply. We identified and qualified manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services for our initial product candidate prior to our submission of an NDA to the FDA and expect to continue utilizing this approach for other product candidates.

Material Agreements

The Standard Exclusive License Agreement (“License Agreement”) dated December 22, 2011, between us and UFRF grants us an exclusive license to the proprietary technology covered by issued United States Patents Nos. US 5,962,533, which expired in February 2016, and US 6,160,022 which expired in July 2020 and Know-How as defined by the License Agreement, with reservations by UFRF for academic or government uses. Under this agreement, we had agreed to pay various royalties, expenses and milestone payments to UFRF. The License Agreement was amended in December 2016 (“First Amendment”) and again in October 2019 (“Second Amendment”). Under the Second Amendment all minimum royalty payments and milestone payments defined in the License Agreement were eliminated. In addition, the period for payment of royalties was changed to be shorter of (i) ten (10) years from first commercial sale or (ii) the period of market exclusivity on a country-by-country basis. UFRF may also terminate this license for standard and similar causes such as material breach of the agreement, bankruptcy, failure to pay royalties and other customary conditions. The agreement allows for UFRF to terminate if the first commercial sale is not made by December 31, 2025.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (“GCP”), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and certain subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects/patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase II usually involves trials in a limited patient population to determine the drug's effectiveness for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase II evaluations, pivotal, or Phase III trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In many cases the FDA requires two adequate and well-controlled Phase III clinical trials to demonstrate the efficacy of the drug. A single Phase III trial with other confirmatory evidence may be sufficient in instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome, and confirmation of the result in a second trial would be practically or ethically impossible. After an NDA is approved, a Phase IV trial may be undertaken to evaluate safety over a long period of time, quality of life or cost effectiveness.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing.

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

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of drugs that are (1) intended for the treatment of a serious or life-threatening disease or (2) condition for which there is no effective treatment, and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new product candidate may request that the FDA designate the product candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase IV testing, risk evaluation and mitigation strategies, or REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to current good manufacturing practices, or cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects' entities to periodic unannounced inspections by the FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

In addition, federal fraud statutes prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, healthcare benefits, items or services.

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

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The National Institute for Health and Care Excellence (“NICE”) in the United Kingdom also requires consideration of cost-benefit analysis. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Available Information

Our website is located at www.Panbela.com. The information contained on or connected to our website is not a part of this prospectus. We have included our website address as a factual reference and do not intend it to be an active link to our website.

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

You should carefully consider the following information about risks, together with the other information contained in this report before making an investment in our common stock. If any of the circumstances or events described below actually arise or occur, our business, results of operations, cash flows and financial condition could be harmed.

Risks Related to Our Business and Financial Position

We are a pre revenue company with a history of negative operating cash flow.

We have experienced negative cash flows for our operating activities since inception, primarily due to the investments required to commercialize our primary drug candidates. Our financing cash flows historically have been positive due to proceeds from the sale of equity securities and promissory notes issuances. Our net cash used in operating activities was $25.2 million and $15.3 million for the years ended December 31, 2023, and 2022, respectively, and we had negative working capital of $9.3 million on December 31, 2023, and negative working capital of $6.0 million as December 31, 2022. Working capital is defined as current assets less current liabilities.

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

As a result of our limited financial liquidity, we and our auditors have expressed substantial doubt regarding our ability to continue as a “going concern.”

As a result of our current limited financial liquidity, our auditors’ report for our 2023 financial statements, which is included as part of this report, contains a statement concerning our ability to continue as a “going concern.” Our limited liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

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

Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital and will not be sufficient to fund our expected continuing opportunities. While we project that our current capital resources will fund our operations, including increased clinical trial costs, into the second quarter of 2024, we will require additional capital to continue to operate our business and complete our clinical development plans.

Future research and development, including clinical trial cost, capital expenditures and possible acquisitions, and our administrative requirements, such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses, will require a substantial amount of additional capital and cash flow. There is no guarantee that we will be able to raise the additional capital required to fund our ongoing business on commercially reasonable terms or at all.

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

Many of our competitors are substantially larger than we are and have greater capital resources, research and development staff and facilities than we have. In addition, many of our competitors are more experienced in drug discovery, development and commercialization, obtaining regulatory approvals and drug manufacturing and marketing.

We anticipate that the competition with our product candidates and technology will be based on a number of factors including product efficacy, safety, availability and price. The timing of market introduction of our planned future product candidates and competitive products will also affect competition among products. We expect the relative speed with which we can develop our product candidates, complete the required clinical trials, establish strategic partners and supply appropriate quantities of the product candidate for late-stage trials, if required, to be important competitive factors. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection in non-U.S. markets, which we currently do not have, or otherwise develop proprietary products or processes and to secure sufficient capital resources for the period between technological conception and commercial sales or out-license to pharmaceutical partners. If we fail to develop and deploy a proposed product candidate in a successful and timely manner, we will in all likelihood not be competitive.

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

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our business. We have a small management team, and the loss of a key individual or inability to attract suitably qualified staff could materially adversely impact on our business.

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

Our product candidates are based on a new formulation of an existing technology which has never been approved for the treatment of any cancer and, consequently, is inherently risky. Concerns about the safety and efficacy of our product candidate could limit our future success.

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

Many pharmaceutical products cause multiple potential complications and side effects, not all of which can be predicted with accuracy and many of which may vary from patient to patient. Long-term follow-up data may reveal additional complications associated with our product candidate. The responses of potential physicians and others to information about complications could materially affect the market acceptance of our product candidate, which in turn would materially harm our business.

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

Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care through various means. We expect several federal, state and foreign proposals to control the cost of drugs through government regulation. We are unsure of the impact recent health care reform legislation may have on our business or what actions federal, state, foreign and private payors may take in response to the recent reforms. Therefore, it is difficult to predict the effect of any implemented reform on our business. Our ability to commercialize our product candidate successfully will depend, in part, on the extent to which reimbursement for the cost of such product candidate and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payors for the use of our product candidates, our product candidates may fail to achieve market acceptance and our results of operations will be harmed.

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

Patents that we may acquire, and those that might be issued in the future, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology we develop. Because of the extensive time required for development, testing and regulatory review of potential product candidates, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a brief period following commercialization, thus reducing any advantage of the patent.

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

Risks Associated with Our Common Stock

Failure to maintain the listing of our common stock on a national securities exchange could seriously harm the liquidity of our stock and our ability to raise capital.

On March 5, 2024, Nasdaq notified us that the Nasdaq Hearings Panel had determined to delist our common stock and trading of our common stock was suspended on March 7, 2024. Nasdaq will complete the delisting by filing a Form 24 Notification of Delisting with the SEC after applicable appeal periods have lapsed. The panel reached its decision because our Company was in violation of the minimum $2.5 million stockholders equity requirement in Listing Rule 5550(b)(1) and unable to comply with any of the alternative requirements in Listing Rule 5550(b) (collectively, the “Minimum Stockholders’ Equity Requirement”). The period during which we could appeal the decision to the Nasdaq Listing and Hearing Review Council has lapsed, but the Council may, on its own motion, determine to review the panel’s decision within 45 calendar days after the Company was notified of the decision. Although we are seeking all possible opportunities to regain compliance with the Minimum Stockholders’ Equity Requirement or to obtain an alternative listing on a national securities exchange, we believe that even if we were able to regain compliance with all applicable Nasdaq continued listing requirements, it is likely that Nasdaq will proceed with delisting our common stock.

As previously disclosed, in the past we have received notices from Nasdaq’s Listing Qualifications Department indicating that, for 30 consecutive business days, our common stock had not maintained a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (“Minimum Bid Price Requirement”); (ii) the Minimum Stockholders’ Equity Requirement; and the minimum requirement of 500,000 publicly held shares as required by Nasdaq Listing Rule 5550(a)(4) (the “Minimum Float Requirement”). In February 2024, we received a letter from Nasdaq confirming that we had cured the most recently identified deficiencies under the Minimum Bid Price Requirement and Minimum Float Requirement.

While we have regained compliance in the past, if, for any reason, Nasdaq were to delist our securities from trading on The Nasdaq Capital Market and we were unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

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

Issuance of common stock in offerings or pursuant to the exercise of rights to purchase shares may cause the price of our common stock to decline and cause investors to lose a significant portion of their investment.

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate more difficult. As of March 22, 2024, we had outstanding options to purchase 607 shares of our common stock at a weighted-average exercise price of $14,410.38 per share with a remaining contractual life of 8.50 years and outstanding warrants to purchase 9,095,943 of common stock at a weighted-average exercise price of $3.13 per share and an average remaining exercise period of 5.23 years.

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

The provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third party from acquiring control of us without the approval of our board of directors. These provisions:

●	set limitations on the removal of directors;
●	limit who may call a special meeting of stockholders;
●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;
●	do not permit cumulative voting in the election of our directors, which would otherwise permit less than a majority of stockholders to elect directors;
●	establish a classified board of directors limiting the number of directors that are elected each year; and
●	provide our board of directors with the ability to designate the terms of and issue preferred stock without stockholder approval.

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

We cannot assure that a reverse stock split will increase our stock price for the required time period or maintain our listing on a national securities exchange.

Our recent reverse stock splits were each accompanied by an initial increase in the market price of our common stock; however, the ongoing effect of reverse stock splits on the market price of our common stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies is varied. Some investors may view one or more reverse stock splits negatively.

While the rules of national securities exchanges do not impose specific limits on the number of times a listed company may effect a reverse stock split, certain exchanges, such as Nasdaq, have stated that a series of reverse stock splits may undermine investor confidence, especially where the reverse stock splits follow dilutive transactions. Accordingly, a national securities exchange may determine that it is not in the public interest to maintain or accept our listing, even if we comply with all applicable initial or continued listing standards.

Furthermore, the reverse stock split may not result in a per share price that attracts investors who do not trade in lower priced stocks. Although we believe the reverse stock split may enhance the marketability of our common stock to certain potential investors, we cannot assure you that our common stock will be more attractive to investors following the reverse stock split. Even though we have implemented a reverse stock split, the market price of our common stock may decrease due to factors unrelated to the reverse stock split, including our future performance or general market trends. If the trading price of the common stock declines, the percentage declines as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split.

Recent and future reverse stock splits may decrease the liquidity of our common stock and result in higher transaction costs.

The liquidity of our common stock may be negatively impacted by a reverse stock split, given the reduced number of shares that are outstanding after such a reverse stock split, particularly if the stock price does not increase as a result of the reverse stock split. Additionally, if the reverse stock split is implemented, it will increase the number of our stockholders who own “odd lots” of fewer than 100 shares of common stock. Brokerage commissions and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares of common stock. Accordingly, reverse stock splits may not achieve the desired results of increasing marketability of our common stock as described above.

Recent reverse stock splits have not been accompanied by decreases in our authorized shares.

Although the reverse stock splits have not had have any directly dilutive effects on our stockholders, the reduction in outstanding shares that resulted from the reverse stock split reduced the proportion of shares owned by our stockholders relative to the number of shares authorized for issuance, giving the Board of Directors an effective increase in the relative number of authorized shares available for issuance, in its discretion. The Board of Directors from time to time may deem it to be in the best interests of the Company and its stockholders to enter into transactions and other ventures that may include the issuance of shares of our common stock. If the Board of Directors authorizes the issuance of additional shares of common stock subsequent to a reverse stock split, the dilution to the ownership interest of our existing stockholders may be greater than would occur had such reverse stock split not been effected.

If we issue preferred stock, the rights of the holders of our common stock and the value of such common stock could be adversely affected.

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

If we fail to maintain effective internal control over financial reporting, the price of our common stock may be adversely affected.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. We use various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices. Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, customer service, product development, and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships, or loss of market share. The Company is currently in the process of implementing a more formalized cybersecurity program.

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

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “PBLA.” On March 5, 2024, Nasdaq notified us that the Nasdaq Hearings Panel has determined to delist our common stock and trading of our common stock on Nasdaq was suspended on March 7, 2024. Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the SEC after applicable appeal periods have lapsed. In the interim, notwithstanding the suspension of trading on Nasdaq, we expect that our common stock will remain eligible for quotation on the OTC Pink Market under our existing symbol, “PBLA.” We are evaluating all available opportunities to regain compliance with Nasdaq’s applicable continued listing standards or to obtain a listing on another national securities exchange. In the interim, we may seek eligibility for quotation on the OTCQB Market.

As of March 22, 2024, there were 55 holders of record of our common stock.

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

As Panbela is focused on utilizing a polyamine platform to develop disruptive therapeutics for the treatment of patients with urgent unmet medical needs, we are engaged in two sponsored research agreements to evaluate the polyamines individually and combined for various diseases. At present, the collaboration with Johns Hopkins University School of Medicine has been focused on mechanism of action and solid tumors while the MD Anderson Cancer Center has been focused on the hematologic malignancies. An abstract about ivospemin and CPP-1X (also known as DFMO or Eflornithine) research in multiple myeloma (cell lines), has been accepted for an online publication on the American Society of Hematology (ASH) meeting site in the November 2023 supplemental issue of the journal Blood and an abstract about ivospemin in combination with doxorubicin in models of ovarian cancer has been accepted for presentation on April 10, 2024 at the annual AACR conference.

Ivospemin (SBP-101)

In 2015, the Food and Drug Administration (“FDA”) accepted our Investigational New Drug (“IND”) application for our ivospemin product candidate. In May of 2022 we were notified that the United States Adopted Names (“USAN”) had adopted ivospemin as a USAN for SBP-101. The USAN information on ivospemin was posted on the USAN Web site (www.ama-assn.org/go/usan).

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

In 2018, we began enrolling patients in our second clinical trial, a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of ivospemin administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in four cohorts to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion phase of the trial. Interim results were presented in January of 2022. Best response in evaluable subjects (cohorts 4 and Ib N=29) was a CR in 1 (3%), PR in 13 (45%), SD in 10 (34%) and PD in 5 (17%). One subject did not have post baseline scans with RECIST tumor assessments. Median PFS, now final at 6.5 months, may have been negatively impacted by drug dosing interruptions to evaluate potential toxicity. Median overall survival in cohort 4 + Phase Ib was 12.0 months when data was presented in January 2022 and is now final at 14.6 months. Two patients from cohort 2 have demonstrated long term survival. One at 30.3 months (final data) and one at 33.0 months and still alive at database lock on March 18, 2022. Seven subjects are still alive at database lock, one from cohort 2 and six from cohort 4 plus Phase Ib.

In January of 2022, the Company announced the initiation of a new clinical trial. Referred to as ASPIRE, the trial is a randomized double-blind placebo-controlled trial in combination with gemcitabine and nab-paclitaxel, a standard pancreatic cancer treatment regimen in patients previously untreated for metastatic pancreatic cancer. The trial will be conducted globally at approximately 94 sites in the United States, Europe and Asia – Pacific. The Company announced the first patient enrolled in the trial in Australia in August of 2022. In September 2022, the company announced that they had obtained regulatory approval to open sites in Spain, France and Italy. On December 31, 2023, there were 85 sites open in 10 countries.

While opening of clinical sites in the United States and the rest of the world has been slower than originally anticipated, due in part to resource fatigue in the medical community, the Company expects all sites to be open by first quarter-2024.

The trial was originally designed as a Phase II/III with a smaller initial sample size. In response to European and FDA regulatory feedback, the study was amended to include the total trial sample size (600) and the design modified to utilize overall survival (the primary endpoint) to be examined at interim analysis as well. All Countries are open, and the full complement of sites is expected to be open by the end of the first quarter of 2024. The independent Data Safety Monitoring Board (DSMB) met for a prespecified safety analysis and recommended the trial continue without modification. The study is anticipated to take 36 months for complete enrollment of 600 subjects with the interim analysis available in mid-2024. On January 25, 2024, the Company announced that the trial had exceeded 50% enrollment. The Company projects that full enrollment will be completed by the first quarter of 2025 and that interim data analysis based on overall survival should be available by the middle of 2024.

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

We also have an ongoing double-blind placebo-controlled trial of Flynpovi to prevent recurrence of high-risk adenomas and second primary colorectal cancers in patients with stage 0-III colon or rectal cancer, Phase III – Preventing Adenomas of the Colon with Eflornithine and Sulindac (“PACES”). The purpose of this study is to assess whether the combination of eflornithine and sulindac (compared to corresponding placebos) has efficacy against colorectal lesions with respect to high-grade dysplasia, adenomas with villous features, adenomas one cm or greater, multiple adenomas, any adenomas >/= 0.3 cm, total advanced colorectal events, or total colorectal events. The PACES trial is funded by the National Cancer Institute (“NCI”) in collaboration with Southwest Oncology Group (“SWOG”). The Company announced on June 28, 2023, that the PACES trial passed a pre-planned futility analysis.

Eflornithine (CPP-1X)/eflornithine sachets (CPP-1X-S)

In 2009 and 2018, the FDA accepted our IND applications for eflornithine.

There is a trial evaluating eflornithine sachets in STK11 mutation patients with non-small cell lung cancer scheduled to begin this year. For eflornithine tablets, a Phase II trial in early onset Type I diabetes was opened on January 11, 2023, in collaboration with Indiana University and the Juvenile Diabetes Research Foundation (“JDRF”). Two poster presentations were given discussing the Phase I T1D results, one at the Endocrine Society meeting and the other at the Immunology of Diabetes Society Meeting in June 2023and published in Cell Reports Medicine in November 2023. Additionally, eflornithine is being evaluated with high dose testosterone and enzalutamide in metastatic castration-resistant prostate cancer in a Phase II trial.

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

Financial Overview

On January 18, 2024 we effected a reverse stock split at a ratio of one-for-twenty (1:20) shares of the Company’s common stock. On June 1, 2023, we effected a reverse stock split at a ratio of one-for-forty (1:30) shares of the Company’s common stock and on January 13, 2023, we effected a reverse stock split at a ratio of one-for-forty (1:40) shares of the Company’s common stock. All share and per share amounts of our common stock presented have been retroactively adjusted to reflect these reverse stock splits.

We have incurred losses of $125.5 million since 2011. For the year ended December 31, 2023, we incurred a net loss of $25.3 million. Not reflected in the net loss for the year, but recorded as an increase to accumulated loss was approximately $9.1 million of a noncash adjustment for the value offered to induce warrant exercise. We also incurred negative cash flows from operating activities of approximately $25.2 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize.

Our cash was approximately $2.6 million and $1.3 million as of December 31, 2023, and December 31, 2022, respectively. An increase in cash of approximately $1.3 for the year ended December 31, 2023, was due to approximately $25.2 million negative cash flow from operations offset by approximately $26.1 million generated from net financing activities. Due to drug shortages of Abraxane, which is utilized in addition to ivospemin for the current randomized clinical trial, the Company has become responsible for procuring this standard of care component to the clinical trial and in the year ended December 31, 2023 approximately $3.7 million was charged to research and development when the drug was made available to our clinical sites. The Company continues to explore all avenues to procure supply and prepayments may be required in the future. These prepayments are required well in advance of delivery and will be held on the balance sheet as a prepaid expense and reflected in the periods cash used in operations. Net financing activities included a registered public offering of common stock, pre-funded warrants, and warrants with net proceeds of approximately $21.5 million. The Company also sold common stock through its at-the market sales arrangement, with net proceeds of approximately $1.6 million. In the same period, the Company also recorded $1.6 million in loan repayments. The Company also had voluntary and induced warrant exercises in the fourth quarter totaling approximately $4.7 million in net proceeds.

On January 31, 2024, the Company completed a best efforts offering of common stock and warrants. The net proceeds from this offering totaled approximately $8.2 million.

The Company paid its required payment of principal and interest totaling approximately $1.26 million on March 7, 2024, which was paid within an applicable grace period, as extended by the lender.

We need to raise additional capital to continue our operations and execute our business plan past the first quarter of 2024 including completing required future trials and pursuing regulatory approvals in the United States, the European Union, and other international markets. Historically we have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data were not positive or if economic or market conditions deteriorate. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

Research and development costs also include IPR&D. This asset was acquired from the security holders of CPP and written off to research and development expense immediately subsequent to the asset acquisition on June 15, 2022.

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

The fair values of share-based awards are estimated at the date of grant using the Black-Scholes option pricing model. The determination of the fair value of share-based awards is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term of each award. Expected volatility rates are based on the Company’s own volatility rates. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

We grant options to employees and non-employees, including our directors. Grants made to new employees are awarded on a case-by-case basis. Option grants to employees generally vest annually over three years from the date of the grant. Options granted to our non-employee directors generally vest over the year following the date of the grant. Options granted to other non-employees generally vest over three years. Options issued to employees and non-employees generally have a maximum term of ten years.

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

Results of Operations

Comparison of the Results of Operations (in thousands) for the Years Ended December 31, 2023, and 2022

	Year Ended December 31,
	2023	2022	Percent Change
Operating Expenses
General and administrative	$5,033	$6,044	-16.7%
Research and development	20,614	28,049	-26.5%
Total operating expenses	25,647	34,093	-24.8%

Other (expense) income, net	198	(956)	-120.7%
Income tax benefit	186	116	60.3%

Net Loss	$(25,263)	$(34,933)	-27.7%

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through December 31, 2023, vest based upon time-based and performance conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023, and 2022 (in thousands):

	Year ended December 31,
	2023	2022
General and administative	$643	$889
Research and development	180	199
Total stock based compensation	$823	$1,088

General and administrative expense

G&A expenses decreased 16.7% to $5.0 million in 2023, down from $6.0 million in 2022. The decrease in G&A expenses is primarily the result of decreased legal and financial advisory expenses.

Research and product development expense

Our R&D expenses decreased 26.5% to $20.6 million in 2023, down from $28.0 million in 2022. After removing the non-cash write off of approximately $17.7 million of IPR&D in the year ended December 31,2022, R&D expense for 2023 increased by $10.3 million. This increase is due primarily to increased clinical trial costs related to our ivospemin randomized trial. As we expand our clinical studies it is expected that R&D expenses will continue to increase. The write-off of IPR&D was a one-time occurrence related to the accounting for the acquisition of CPP.

Other income (expense), net

Other income, net, was $0.2 million for the year ended December 31, 2023, versus other net expense of $1.0 million for the year ended December 31, 2022. The income in 2023 was primarily associated with the gain on sale of intellectual property and the expense in 2022 was primarily related to a foreign currency transaction loss.

Income tax benefit

Income tax benefit increased to $186,000 in 2023, up from $116,000 in 2022. Our income tax benefit is derived primarily from refundable tax incentives associated with our R&D activities conducted in Australia which have increased in 2023 as the ASPIRE trial expanded in 2023 to several sites in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2023, and 2022 and for each of the fiscal years ended December 31, 2023, and 2022, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	December 31,
	2023	2022
Cash and cash equivalents	$2,578	$1,285
Working capital deficit	$(9,258)	$(6,056)

Cash Flow Data	Year Ended December 31,
	2023	2022
Cash Provided by (used in):
Operating Activities	$(25,249)	$(15,276)
Investment Activities	400	(656)
Financing Activities	26,142	5,354
Effect of exchange rate changes on cash	-	(4)
Net change in cash and cash equivalents	$1,293	$(10,582)

Working Capital

Our total cash and cash equivalents was $2.6 million as of December 31, 2023, compared to $1.3 million as of December 31, 2022. As of December 31, 2023, we had $12.3 million in current liabilities and negative working capital of $9.3 million. As of December 31, 2022, we had $7.8 million in current liabilities and negative working capital of $6.0 million. Working capital is calculated as current assets less current liabilities.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $25.2 million during 2023, compared to $15.3 million during 2022. The net cash used in each of these periods primarily reflects the net loss for these periods and is partially offset by the effects of changes in operating assets and liabilities. For the year ended December 31, 2022 the non-cash write-off of IPR&D of approximately $17.7 million had a positive impact on our cash used in Operations.

Net Cash Used in Investing Activities

Cash provided from investing activities in the year ended December 31, 2023 was the result of proceeds from the sale of intellectual property. Net cash used in investing activities was $0.7 million during the year ended December 31, 2022. The net cash used in 2022 is primarily cash expended for legal and financial advisor fees incurred at the end of the process to acquire CPP.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $26.1 million for 2023 which primarily represents the net proceeds from several public offerings during the year as well as the exercise for cash of certain warrants to purchase common stock. This capital raised was offset by the payment of $1.65 million in principal due on outstanding notes payable. Net cash provided from financing activities for 2022 was approximately $5.4 million which represents the net proceeds of a registered offering in October of 2022.

Net Cash Provided by Financing Activities subsequent to December 31, 2023

On January 31, 2024, the Company completed a registered public offering of common stock and warrants. The securities were issued for a combined offering price of $2.06 per share of common stock and 2 warrants, or $2.059 per pre-funded warrant and 2 warrants. Net proceeds from the offering totaled approximately $8.2 million.

Capital Requirements

As we continue to pursue our operations and execute our business plan, including the completion of clinical development plan for our initial product candidate, ivospemin, in pancreatic cancer, and pursuing regulatory approvals in the United States, the European Union and other international markets, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●

the progress of clinical trials required to support our applications for regulatory approvals, including the completion the ASPIRE trial, our global, randomized Phase II/III trial initiated in January of 2022;

●	our ability to negotiated payment terms with critical vendors

●	the cost to implement development efforts for SBP-101 in ovarian cancer and expand development efforts for assets acquired as the result of the acquisition of CPP;

●	the cost, if any, to develop our product candidate, Flynpovi, in geographies outside of North America;

●	the cost to develop eflornithine in various indications if early clinical trials underway now, and funded through third party collaborations are successful;

●	our ability to demonstrate the safety and effectiveness of our product candidates;

●	our ability to obtain regulatory approval of our product candidates in the United States, the European Union or other international markets;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidates;

●	the market acceptance and level of future sales of our product candidates;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments; and

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims.

As of December 31, 2023, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

Indebtedness

CPP issued to Sucampo GmbH (“Lender”) an Amended and Restated Promissory Note (the “Note”) on June 15, 2022, for the principal sum of approximately $6.2 million (the “Principal”). The note bears simple interest on any outstanding Principal at a rate of 5% per annum. On March 8, 2024 the company paid the second installment on the balance due of $1.0 plus accrued and unpaid interest of approximately $259,000. This payment was made prior to the expiration of a grace period provided by the lender. All remaining unpaid principal, together with any then unpaid and accrued interest is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31, 2025 and January 31, 2026; and (ii) all remaining Principal plus accrued but unpaid interest on or before January 31, 2027. The Company made the scheduled January 31, 2023, payment of $1.0 million plus accrued interest. The outstanding principal balance on December 31, 2023, was approximately $5.2 million. Accrued and unpaid interest as of December 31, 2023, totaled approximately $238,000. See Footnote 7.

Panbela has provided a Guarantee of payment in favor of the Lender for the full amount of the Note issued to the Lender.

Issuances of common stock and warrants after December 31, 2023

On January 31, 2024, the Company completed a registered public offering and issued an aggregate of 794,000 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 3,581,000 shares of common stock at an exercise price of $0.001 per shares and warrants to purchase up to an aggregate of 8,750,000 shares of its common stock. The initial exercise price of the warrants is $2.06 per underlying share. The securities were issued for a combined offering price of $2.06 per share of common stock and warrants to purchase up to two additional shares of common stock, or $2.059 per pre-funded warrant and warrants. Net proceeds from the offering totaled approximately $8.2 million. As of March 7, 2024 no pre-funded warrants remained outstanding. The securities were offered pursuant to an effective registration statement on Form S-1.

Issuances of Common Stock and warrants during 2023 and 2022

On December 21, 2023, we entered into warrant exercise inducement offer letters with the holders of our existing Class C warrants to purchase shares of our common stock, pursuant to which the holders agreed to exercise for cash their Class C warrant to purchase an aggregate of 127,800 shares of our common stock, in the aggregate, at the existing exercise price of $15.60 per share, in exchange for our agreement to issue new warrants on substantially the same terms as the Class C warrants, to purchase up to 255,600 shares of our common stock. We received aggregate gross proceeds of approximately $2.0 million from the exercise of the Class C warrants by the holders. Net proceeds from the offering totaled approximately $1.9 million. The shares of common stock issuable upon exercise of the Class C warrants were registered for resale by the holders pursuant to an existing registration statement on Form S-1.

On November 2, 2023, we entered into warrant exercise inducement offer letters with certain holders of our existing warrants to purchase shares of common stock, pursuant to which the holders agreed to exercise for cash their existing warrants to purchase 106,500 shares of our common stock, in the aggregate, at a reduced exercise price of $15.60 per share, in exchange for our agreement to issue new warrants on substantially the same terms as the existing warrants, to purchase up to 213,000 shares of common stock and a cash payment of $0.125 per existing warrant share which was paid in full upon the exercise of the existing warrants. We received aggregate gross proceeds of approximately $1.9 million from the exercise of the existing warrants by the holders and the sale of the inducement warrants. Net proceeds from the offering totaled approximately $1.8 million. The shares of the Company’s common stock issuable upon exercise of the Existing Warrants were registered pursuant to an existing registration statement on Form S-1.

On June 21, 2023, the Company completed a registered public offering and issued an aggregate of 29,300 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 84,200 shares of common stock at an exercise price of $0.001 per share and warrants to purchase up to an aggregate of 227,000 shares of its common stock at an original exercise price of $75.00 per share. The securities were issued for a combined offering price of $75.00 per share of common stock and warrants to purchase two shares, or $74.999 per pre-funded warrant and warrants to purchase two shares. Net proceeds from the offering totaled approximately $7.7 million. All Prefunded warrants were exercised by December 31, 2023. The securities were offered pursuant to an effective registration statement on Form S-1.

On January 31, 2023, the Company completed a registered public offering and issued an aggregate of 8,070 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 3,054 shares of common stock at an exercise price of $0.001 per shares and warrants to purchase up to an aggregate of 22,250 shares of its common stock. The exercise price on these warrants after being repriced for applicable dilutive public offerings is now at 1.0992 per share. The securities were issued for a combined offering price of $1,350.00 per share of common stock and 2 warrants, or $1,349.999 per pre-funded warrant and 2 warrants. Net proceeds from the offering totaled approximately $13.7 million. All pre-funded warrants were exercised by December 31, 2022. The securities were offered pursuant to an effective registration statement on Form S-1.

On October 4, 2022, the Company completed a registered public offering and issued an aggregate of 295 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 542 shares of common stock at an exercise price of $0.001 per shares and warrants to purchase up to an aggregate of 1,256 shares of its common stock. The exercise price on these warrants after being repriced for a dilutive public offering and subsequently for reverse stock splits is $12.386 per share. The securities were issued for a combined offering price of $7,200 per share of common stock and 1.5 warrants, or $7,199.999 per pre-funded warrant and 1.5 warrants. Net proceeds from the offering totaled approximately $5.3 million. All pre-funded warrants were exercised by December 31, 2022. The securities were offered pursuant to an effective registration statement on Form S-1.

On July 19, 2022, Panbela Therapeutics, Inc. (the “Company”), entered into a Sales Agreement with Roth Capital Partners, LLC (the “Agent”) to sell shares of the Company’s common stock having an aggregate gross sales price of up to $8,400,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the last month of the year ended December 31, 2022, the Company sold 47 shares of common stock under the ATM Offering and generated approximately $93,000 in gross proceeds. The Company incurred financing costs of approximately $44,000, which were charged to additional paid in capital in December 2022 when the Company began selling shares under the ATM Offering. Under the ATM Program, the Company pays the Agent a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the ATM Program. Net proceeds for the year ended December 31, 2022, was approximately $46,000. During the year ended December 31, 2023, the Company sold 915 shares of common stock under the ATM Program for approximately $1.6 million in gross proceeds. Net proceeds for sales during the year ended December 31, 2023, were approximately $1.6 million.

Future Capital Requirements

We require additional funds to continue our operations and execute our business plan, including completion of required future trials and pursuing regulatory approvals in the United States, the European Union and other international markets. We historically have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. We believe that our existing cash and cash raised through public offerings in January 2024 will be sufficient to fund our operating expenses into the second quarter of 2024.

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

Our future success is dependent upon our ability to obtain additional financing, Phase II/III clinical trials and required future trials, and our ability to obtain marketing approval for our product candidates in the United States, the European Union and other international markets. If we are unable to obtain additional financing when needed, if our Phase II/III clinical trial is not successful, if we do not receive regulatory approval required for future trials or if once these studies are concluded, we do not receive marketing approval for our ivospemin product candidate, we would not be able to continue as a going concern and would be forced to cease operations. The financial statements included in this report have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

License Agreement

Pursuant to our exclusive license agreement with UFRF, which was last amended on October 4, 2019, we are required to pay royalties ranging from 2.5% to 5% of net sales of licensed products developed from the licensed technology for the shorter of: ten (10) years from the first commercial sale of a licensed product or the period of market exclusivity on a country-by-country basis. The latest amendment eliminated all future milestone payments. The Company remains committed to paying an annual license maintenance fee of $10,000.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Information about our Executive Officers

Jennifer K. Simpson, Ph.D., MSN, CRNP, age 55, has served as President and Chief Executive Officer and as a director of our Company since July 2020. Prior to joining the Company, Dr. Simpson served as President and Chief Executive Officer and as a member of the board of directors of Delcath Systems, Inc. (Nasdaq: DCTH) from 2015 to June 2020. She had previously held various other leadership roles at Delcath since 2012. From 2011 to 2012, Dr. Simpson served as Vice President, Global Marketing, Oncology Brand Lead at ImClone Systems, Inc. (a wholly owned subsidiary of Eli Lilly and Company), where she was responsible for all product commercialization activities and launch preparation for one of the late-stage assets. From 2009 to 2011, Dr. Simpson served as Vice President, Product Champion and from 2008 to 2009 as the Associate Vice President, Product Champion for ImClone’s product Ramucirumab. From 2006 to 2008, Dr. Simpson served as Product Director, Oncology Therapeutics Marketing at Ortho Biotech (now Janssen Biotech), a Pennsylvania-based biotech company that focuses on innovative solutions in immunology, oncology and nephrology. Earlier in her career, Dr. Simpson spent over a decade as a hematology/oncology nurse practitioner and educator. Dr. Simpson has served on the board of directors and nominating and corporate governance committee of Eagle Pharmaceuticals, Inc. since August 2019 and on the board of Directors of CytRx Corporation since July 2021. Dr. Simpson earned a Ph.D. in Epidemiology from the University of Pittsburgh, an M.S. in Nursing from the University of Rochester, and a B.S. in Nursing from the State University of New York at Buffalo.

Susan Horvath, age 64, has served as our Vice President and Chief Financial Officer since April 2018. Ms. Horvath has held both finance and operating positions within pharmaceutical, healthcare and consumer organizations. In addition to her position with the Company, Ms. Horvath sits on the board of directors and provides financial consulting services for Photonic Pharma, LLC, a privately held company focused on efficiency in early-stage drug discovery. Prior to joining the Panbela team, Ms. Horvath served as Chief Financial Officer of Eyebobs, LLC, a private company focused on eyewear for corrective vision, from 2016 to January 2018; Vice President and Chief Financial Officer of Tenacious Holdings, Inc. (d/b/a ergodyne), a privately held, safety products company, from 2014 to 2016; Chief Financial Officer and Vice President of Human Resources at Healthsense, Inc., a next generation technology (SaaS) and remote monitoring company focused on providing safety and improving quality of life while reducing overall costs of healthcare for seniors and fragile adults, from 2011 to 2014; Chief Financial Officer, Vice President of Operations & Human Resources of Hemosphere, Inc., an early commercialization stage medical device company, from 2008 to 2010; and Vice President & Team Leader International of CNS, Inc, a publicly traded consumer health care products company focused on the development and marketing of strong consumer brands, from 2004 to 2007. Ms. Horvath holds a Bachelor of Science degree in Accounting from the University of Illinois, Champaign, and is a Certified Management Accountant and Certified Public Accountant, inactive.

Information about our Board of Directors

Our business is overseen by a Board of Directors divided into three classes as nearly equal in number as possible, and directors typically are elected to a designated class for a term of three years. The following sets forth certain information regarding the current members of our Board of Directors:

Class II Directors–- Term Expiring in 2024

Michael T. Cullen, M.D., M.B.A., age 78, has served as Chairman of the Board and a non-employee director of our Company since his retirement as an employee of the Company in May 2021. Dr. Cullen had served as Executive Chairman and as a director of our Company since its co-founding in November 2011. Dr. Cullen brings 33 years of pharmaceutical experience to our Company, including expertise in working with development-stage companies in planning, designing and advancing drug candidates from preclinical through clinical development. Dr. Cullen served as our President and Chief Executive Officer between October 2018 and July 2020. He previously served as our Chief Medical Officer and President from November 2011 to June 2015. Dr. Cullen provided due diligence consulting to the pharmaceutical industry from 2009 to 2011, after one year in transition consulting to Eisai Pharmaceuticals. He developed several oncology drugs as Chief Medical Officer for MGI Pharma Inc. from 2000 to 2008, and previously at G.D. Searle, SunPharm Corporation, and as Vice President for Clinical Consulting at IBAH Inc., the world’s fifth largest contract research organization, where he provided consulting services on business strategy, creating development plans, regulatory matters and designing clinical trials for several development stage companies in the pharmaceutical industry. Dr. Cullen was also a co-founder and Chief Executive Officer of IDD Medical, a pharmaceutical start-up company. Dr. Cullen joined 3M Pharmaceuticals in 1988 and contributed to the development of cardiovascular, pulmonary, rheumatology and immune-response modification drugs. Over the course of his career Dr. Cullen has been instrumental in obtaining the approval of ten drugs, including three since 2004: Aloxi®, Dacogen® and Lusedra®. Board-certified in Internal Medicine, Dr. Cullen practiced from 1977 to 1988 at Owatonna Clinic, Owatonna, MN, where he served as president. Dr. Cullen earned his MD and BS degrees from the University of Minnesota and his M.B.A. from the University of St. Thomas and completed his residency and Board certification in Internal Medicine through the University of North Carolina in Chapel Hill and Wilmington, NC.

D. Robert Schemel, age 68, has served as a director since September 2015. Mr. Schemel had previously served as a director of Sun BioPharma Research, Inc. since March 2012. Mr. Schemel has over 39 years’ experience in the agriculture industry. From 1973-2005, Mr. Schemel owned and operated a farming operation in Kandiyohi County, Minnesota, building a 5,000-acre operation producing corn, soybeans and sugar beets. Mr. Schemel has extensive experience in serving on boards of directors. From 1992-1996 he served as a board member for ValAdCo and then from 1996-2003 he served as the Chairman of the Board for Phenix Biocomposites.

Class III Directors -Terms Expiring in 2025

Arthur J. Fratamico, age 58, has served as a director of our Company since December of 2019. He is a registered pharmacist with over 30 years of experience in the pharmaceutical industry and has been the Chief Executive Officer of Radiant Biotherapeutics, which is advancing a novel antibody platform that is focused on the development of Multabodies, which are multi-valent and multi-specific antibodies since May 2021. Prior to Radiant, Mr. Fratamico served as Chief Business Officer at Galera Therapeutics, Inc., a biopharmaceutical company dedicated to discovering and developing novel dismutase mimetics with the goal of transforming cancer radiotherapy, since January 2017. Prior to joining Galera, Mr. Fratamico served as Chief Business Officer of Vitae Pharmaceuticals, Inc., a Nasdaq-listed clinical-stage biotechnology company, from May 2014 until its sale to Allergan in December 2016. Prior to Vitae Pharmaceuticals, he held similar executive roles with a number of biotechnology companies leading their business development efforts, including facilitating the sales of Gemin X Pharmaceuticals, Inc. and MGI Pharma, Inc. In addition to being responsible for numerous licensing transactions and acquisitions, he also directed corporate strategy and managed external corporate communications. He also served in several senior marketing, product planning and new product development positions. Mr. Fratamico earned a bachelor’s degree in pharmacy from the Philadelphia College of Pharmacy and Science and an M.B.A. from Drexel University.

Jeffrey S. Mathiesen, age 63, has served as a director of our Company since September 2015. Mr. Mathiesen also serves as a director and audit committee chairman of NeuroOne Medical Technologies Corporation, a publicly traded medical device company. Since June 2021, Mr. Mathiesen has served as Chief Financial Officer, Treasurer and Secretary of Helius Medical Technologies, Inc. (Nasdaq: HSDT), a publicly traded medical device company, developing noninvasive platform technologies focused on neurological wellness, and he served as director since May 2022 and previously served as director and Audit Committee Chair from June 2020 through June 2021. Additionally, Mr. Mathiesen previously served as a director and Audit Committee Chair of Healthcare Triangle, Inc. (Nasdaq: HCTI), a publicly traded provider of cloud and data transformation platform and solutions for healthcare and life sciences, from March 2022 to December 2022 and as a director and audit committee chairman of eNeura, Inc., a privately held medical technology company providing therapy for both acute treatment and prevention of migraine, from July 2018 to February 2020. Mr. Mathiesen has served as Advisor to the CEO of Teewinot Life Sciences, a privately held biopharmaceutical company focused on the biosynthetic production of pure pharmaceutical grade cannabinoids from October 2019 to December 2019, and as Chief Financial Officer from March 2019 to October 2019. In August 2020, Teewinot Life Sciences filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Previously he served as Chief Financial Officer of Gemphire Therapeutics Inc., a publicly traded biopharmaceutical company from September 2015 to September 2018. From August 2015 to September 2015, he was a consultant to Gemphire. He served as Chief Financial Officer of Sunshine Heart, Inc., a publicly traded medical device company, from March 2011 to January 2015. Mr. Mathiesen has held executive positions with publicly traded companies dating back to 1993, including vice president and chief financial officer positions. Mr. Mathiesen holds a B.S. in Accounting from the University of South Dakota and is also a Certified Public Accountant.

Class I Directors -Terms Expiring in 2026

Daniel J. Donovan, age 59, has served as a director since June 2022. He had served as a director and Chief Business Officer, a non-employee position, of CPP from 2011 until immediately before the completion of its acquisition by Panbela in June 2022. He has served as chief executive officer of rareLife Solutions, Inc., a private company since he founded it in 2014. He served on the Board of Directors at Intensity Therapeutics since January of 2023 and is a member of the audit committee. Before rareLife, Mr. Donovan founded Envision Pharma in 2001, serving as managing director then president until 2011. Envision Pharma was acquired by United BioSource Corporation in 2008, where Mr. Donovan served as Senior Vice President Strategy and Market Development and was a member of the leadership team. Mr. Donovan began his career at Pfizer serving in a variety of positions of increasing responsibility, ranging from sales to market research and marketing in the U.S. and internationally, culminating in his position as Director and European Team Leader. During his time at Pfizer, he played a pivotal role in the commercialization of some of the pharmaceutical industry’s most successful product launches.

Jeffrey E. Jacob, age 62, has served as a director since June 2022. He served as Chief Executive Officer of CPP from 2009 until immediately before the completion of its acquisition by Panbela in June 2022. He is also the principal of Tucson Pharma Ventures LLC, an Arizona-based biopharmaceutical consulting and investment firm, a role he’s held since 2004. In 2004, Mr. Jacob founded Systems Medicine Inc., a startup company applying systems biology, predictive pharmacogenomics, and clinical trial design innovations to the development of new cancer drugs and served as its chief executive officer until its sale in 2007, after which he served as a divisional chief executive officer until late 2008. Between 1987 and 2004, Mr. Jacob was employed by Research Corporation Technologies, most recently as Senior Vice President. During that time, he led the transformation of Research Corporation Technologies from a patent development and licensing organization to an early stage-technology incubation and venture deployment firm. He has served as a member of the board of directors of Research Corporation Technologies and currently serves as its chair. He is also a founding board member and previously served as the chief program officer of Critical Path Institute. Mr. Jacob holds a master’s degree in engineering and a master’s degree in technology and policy from the Massachusetts Institute of Technology and a bachelor’s degree in engineering from the University of Arizona.

Jennifer K. Simpson Ph.D., MSN, CRNP, has served as our President and Chief Executive Officer and as a director of our Company since July 2020. See “Information about our Executive Officers” above for further information regarding Dr. Simpson’s background and experience.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities and Exchange Act of 1934 requires that our directors, executive officers and beneficial owners of more than 10% of our common stock file initial reports of ownership and reports of changes in ownership with the SEC. Directors, executive officers and beneficial owners of greater than 10% of our common stock are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our directors and executive officers, all Section 16(a) filing requirements were met for the fiscal year ended December 31, 2023.

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

Compensation of Named Executive Officers

The following disclosure focuses on our named executive officers. For fiscal 2023, our “named executive officers” consisted of our only executive officers, Dr. Simpson and Ms. Horvath.

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

Summary Compensation Table

The following table provides information regarding the compensation earned by our named executive officers for fiscal 2023 (collectively referred to as the “Executives”):

Name and Principal Positions	Year	Salary ($)	Option Awards (a) ($)	Nonequity Incentive Plan Compensation (b) ($)	Total ($)
Jennifer K. Simpson	2023	527,000	44,911	-	571,911
President and Chief Executive Officer	2022	506,000	-	188,324	694,324
Susan Horvath	2023	333,000	15,526	119,394	467,920
Chief Financial Officer and Vice President of Finance	2022	330,200	-	103,459	423,459

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

(b)

Represents payments to be made in 2024 under Panbela’s 2023 Cash Incentive Program and payments made in 2023 under Panbela’s 2022 Cash Incentive Programs as described further below. On February 8, 2024 the Compensation Committee certified actual performance for purposes of determining the cash incentive payments earned under the 2023 Cash Incentive Program to be paid in 2024. Dr. Simpson has waived her payment which would have been paid in 2024.

Outstanding Equity Awards as of December 31, 2023

		Option Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un- exercisable	Option exercise price ($)	Option expiration Date
Jennifer K. Simpson	7/17/2020	8	–	239,760	7/17/2030
	3/30/2021	5	2(a)	98,160	3/30/2031
	3/27/2023	–	165(b)	300	3/27/2033

Susan Horvath	4/17/2018	1	–	138,000	4/17/2028
	5/21/2019	2	–	70,800	5/21/2029
	9/24/2019	1	–	120,000	9/24/2029
	6/24/2020	1	–	119,520	6/24/2030
	3/30/2021	1	–	98,160	3/30/2031
	3/27/2023	–	57(b)	300	3/27/2033

(a)	Scheduled to vest with respect to all remaining shares on March 30, 2024.

(b)	Scheduled to vest with respect to all remaining shares on March 27, 2024.

Cash Incentive Compensation

For 2023 and 2022, the Compensation Committee established performance objectives for each of the Executives based on clinical development and financial milestones. Each Executive’s potential payment upon satisfaction of the objectives was equal to the target set forth in the Executive’s employment agreement as described further below. In the first quarter of 2024, the Compensation Committee determined that Dr. Simpson’s bonus for 2023 was approved for payment at 86.18% of target and Ms. Horvath’s bonus was approved for payment at 89.64% of target. Dr. Simpson has waived her 2023 cash incentive compensation. Ms. Horvath’s 2023 bonus is expected to be paid in the first quarter of 2024. The 2022 cash incentive which was approved by the Compensation committee and was paid in the first quarter of 2023.

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

In accordance with the employment agreements, the base salary of each Executive is reviewed annually by the Compensation Committee of our Board of Directors. Pursuant to the employment agreements, the committee may authorize an increase for the applicable year but may not reduce an Executive’s base salary below its then-current level other than with the Executive’s consent or pursuant to a general wage reduction in respect of substantially all of our executive officers. As discussed above, the Compensation Committee established performance criteria for 2023 and, based upon achievement of those objectives, cash payments were approved. Dr Simpson has waived payment of her cash payment and Ms. Horvath’s cash payment was paid in the first quarter of 2024.

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

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Michael T. Cullen (a)	72,500	3,631	76,131
Arthur J. Fratamico (b)	49,000	3,631	52,631
Jeffrey S. Mathiesen (c)	81,500	3,631	85,131
D. Robert Schemel (d)	57,500	3,631	61,131
Daniel J. Donovan (e)	52,500	3,631	56,131
Jeffrey J. Jacob (f)	40,000	3,631	43,631

(a)	Dr. Cullen held options to purchase an aggregate of 30 shares as of December 31, 2023.

(b)	Mr. Fratamico held options to purchase an aggregate of 14 shares as of December 31, 2023.

(c)	Mr. Mathiesen held options to purchase an aggregate of 14 shares as of December 31, 2023.

(d)	Mr. Schemel held options to purchase an aggregate of 14 shares as of December 31, 2023.

(e)	Mr. Donovan held options to purchase an aggregate of 14 shares as of December 31, 2023.

(f)	Mr. Jacob held options to purchase an aggregate of 24 shares as of December 31, 2023.

During 2023, our Company reimbursed non-employee directors for out-of-pocket expenses incurred in connection with attending meetings of our Board of Directors and its committees.

In February 2022, the Compensation Committee approved an update to the cash compensation for non-employee directors. The revised annual amounts described below were effective January 1, 2022, and have not been changed for the year beginning January 1, 2024. These annual amounts will be paid out monthly.

Annual Retainer (all amounts in $)	General		Audit Committee	Nominating & Governance Committee	Compensation Committee
Nonemployee director	40,000		‐	‐	‐
Chairman	32,500	(a)
Lead independent director	22,500	(a)	‐	‐	‐
Committee chair	‐		15,000	7,500	10,000
Committee member	‐		7,500	4,000	5,000

(a)	Paid in addition to nonemployee director retainer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table presents the number of shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	607	(a)	$14,410.38	–	(b)
Equity compensation plans not approved by security holders	–		–	–
Total	607			-

(a)

Includes 561 shares underlying common stock options under the 2016 Plan, 5 shares underlying common stock options under the 2011 plan and 41 shares underlying the CPP option plan. We ceased issuing awards under the 2011 Plan upon stockholder approval of the 2016 plan in 2016.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our outstanding common stock as of March 22, 2024 by (i) each of our named executive officers identified in the Summary Compensation Table below; (ii) each of our directors; (iii) all of our executive officers, directors and director nominees as a group; and (iv) each other beneficial owner of 5% or more of our outstanding common stock. Ownership percentages are based on 4,854,861 shares of common stock outstanding as of the close of business on the same date. Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge and subject to applicable community property laws, each of the holders of stock listed below has sole voting and investment power as to the stock owned unless otherwise noted. The table below includes the number of shares underlying rights to acquire common stock that are exercisable within 60 days from March 22, 2024. Except as otherwise noted below, the address for each director or officer listed in the table is c/o Panbela Therapeutics, Inc., 712 Vista Blvd #305, Waconia, Minnesota 55387.

Name	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
Executive Officers and Directors
Jennifer K. Simpson	201	(a)	*
Susan Horvath	84	(b)	*
Michael T. Cullen	63	(c)	*
Daniel Donovan	25	(d)	*
Arthur J. Fratamico	14	(e)	*
Jeffrey Jacob	27	(f)	*
Jeffrey S. Mathiesen	14	(g)	*
D. Robert Schemel	48	(h)	*
All directors and current executive officers as a group (8 persons)	476	(i)	*

(a)	Includes 180 shares subject to stock options and 14 shares subject to warrants.
(b)	Includes 63 shares subject to stock options and 14 shares subject to warrants.
*	Less than 1%
(c)	Includes 14 shares held by the Cullen Living Trust. 30 shares subject to stock options and 11 shares subject to warrants.
(d)

Includes 14 shares subject to stock options. Also includes 3 shares held by Westport Boys, LLC (“Westport”) and 6 shares held by GDB Investments, LLP (“GDB”). Mr. Donovan is a managing member of Westport and a designated member of GDB. Mr. Donovan disclaims beneficial ownership of the securities owned by Westport and GDB except to the extent of his pecuniary interest therein.

(e)	Includes 14 shares subject to stock options.
(f)	Includes 24 shares subject to options and 2 shares subject to warrants.
(g)	Includes 14 shares subject to options.
(h)	Includes 19 shares held by spouse, 14 shares subject to stock options and 12 shares subject to warrants.
(i)	Includes 353 shares subject to stock options and 53 shares subject to warrants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The following is a summary of transactions since January 1, 2022 to which our Company has been a party and in which the amount involved exceeded $86,000, which is approximately 1% of the average of our total assets as of the ends of our last two completed fiscal years, and in which any of our directors, executive officers, or beneficial owners of more than 10% of our capital stock had or will have a direct or indirect material interest, other than the compensation arrangements that are described under the heading “Executive Compensation: Employment Agreements” in Item 11.

On June 15, 2022, CPP entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Jacob, now a director of Panbela, whereby he resigned as its Chief Executive Officer, employee, and all other capacities, immediately prior to the closing of our acquisition of CPP. In consideration for Mr. Jacob’s acknowledgements, representations, warranties, covenants, releases and agreements set forth in the Separation Agreement, CPP has agreed to pay to Mr. Jacob a total of $350,000, representing one times his base salary at the time of his resignation. Such payment will become due upon the earlier of (i) CPP or its parent completing a material financing and (ii) the two-year anniversary of the Closing Date, or June 15, 2024. As of December 31, 2023, the remaining installment of $25,000 remained payable to Mr. Jacob. This amount was paid on January 31, 2024. As further consideration, CPP has also agreed to reimburse Mr. Jacob for the employer’s portion of the premium payments for him to continue his current medical insurance coverage for 12 months through the Consolidated Omnibus Budget Reconciliation Act (COBRA).

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

Our Audit Committee will not approve or ratify a related party transaction unless it determines that, upon consideration of all relevant information, the transaction is beneficial to our Company and stockholders, and the terms of the transaction are fair to our Company. No related party transaction will be consummated without the approval or ratification of our Audit Committee. It will be our policy that a director will recuse him- or herself from any vote relating to a proposed or actual related party transaction in which they have an interest. Under our related party transaction approval policy, a “related party” includes any of our directors, director nominees, executive officers, any beneficial owner of more than 5% of our common stock and any immediate family member of any of the foregoing. Related party transactions exempt from our policy include transactions available to all of our employees and stockholders on the same terms and transactions between us and the related party that, when aggregated with the amount of all other transactions between us and the related party or its affiliates, involved less than one percent of the average of our Company’s total assets at yearend for the last two completed fiscal years.

Director Independence

The continued listing rules of The Nasdaq Stock Market, LLC (the “Nasdaq Rules”) require that a majority of our Board of Directors be “independent directors” as that term is defined in the Nasdaq Rules. Our Board has determined that each of Messrs. Donovan, Fratamico, Mathiesen, and Schemel are “independent directors.”

Item 14.	Principal Accounting Fees and Services

Audit Fees

Cherry Bekaert LLP (PCAOB ID 00677) served as our independent registered public accounting firm for the years ended December 31, 2023, and 2022. The following table presents the aggregate fees for professional services provided by Cherry Bekaert LLP related to those fiscal years:

	Year Ended
	December 31, 2023	December 31, 2022
Audit Fees (a)	$141,750	$124,800
Audit-Related Fees (b)	16,327	5,575
Total	$158,077	$130,375

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

Pre-approval Policy

The Audit Committee has established a policy governing our use of the services of our independent registered public accountants. Under the policy, the Audit Committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In 2023 and 2022, all fees identified above under the captions “Audit Fees” that were billed by Cherry Bekaert LLP were approved by the Audit Committee in accordance with SEC requirements.

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

(3)	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed on January 17, 2023)
3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Panbela Therapeutics, Inc. (incorporated by reference to exhibit 3.1 to current report on Form 8-K filed on January 19, 2024)

3.3	Amended and restated Bylaws (incorporated by reference to Exhibit 3.1 to current report on Form 8K filed April 18, 2023)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to annual report on Form 10-K for fiscal year ended December 31, 2020)
4.2	Form of Common Stock Warrant issued December 2018 and January 2019 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed December 28, 2018)
4.3	Form of Common Stock Warrant issued August through October 2019 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed August 29, 2019)
4.4	Form of Warrants issued May 22, June 5, June 15, and June 22, 2020 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 11, 2020)
4.5	Warrant Agency Agreement with VStock Transfer, LLC dated September 1, 2020 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 1, 2020)
4.6	Form of Common Stock Purchase Warrant (included in Exhibit 4.5)

Exhibit No.	Description
4.7	Warrant Agency Agreement with VStock Transfer, LLC dated as of October 4, 2022 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on October 4, 2022)
4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed October 4, 2022)
4.9	Warrant Agency Agreement with VStock Transfer, LLC dated as of January 30, 2023 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on January 31. 2023)
4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed on January 31, 2023)
4.10	Warrant Agency Agreement by and between Panbela Therapeutics, Inc. and VStock Transfer, LLC (incorporated by reference to exhibit 4.1 to current report on Form 8-K filed on June 21, 2023)
4.12	Form of Class A Common Stock Purchase Warrant (incorporated by Reference to Exhibit 4.3 to current report on Form 8K filed on June 21, 2023
4.13	Form of Class B common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to current report on Form 8-K filed on June 21, 2023)
4.14	Form of Class C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on November 3, 2023)
4.15	Form of Class D Common Stock Purchase Warrant (“Inducement Warrant”) (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on December 21, 2023)
4.16

Form of Warrant Agency Agreement by and between Panbela Therapeutics, Inc. and VStock Transfer, LLC (incorporated by reference to Exhibit 4.16 to registration statement on Form S-1 filed January 4, 2024)

4.17	Form of Class E Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed on January 29, 2024)
4.18	Form of Class F Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to current report on Form 8-K filed on January 29, 2024)
4.19	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.17 to registration statement on Form S-1 filed January 4, 2024)
10.1	2011 Stock Option Plan, as amended through January 1, 2015 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 11, 2015)
10.2*	Form of Incentive Stock Option Agreement for awards under 2011 Plan (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed September 11, 2015)
10.3*	2016 Omnibus Incentive Plan as amended and restated through April 9, 2020 (incorporated by reference to Exhibit 99.1 to current report on Form 8-K filed May 26, 2020)
10.4*	Form of Incentive Stock Option Agreement for awards under 2016 Plan (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for quarter ended June 30, 2016)
10.5*	Form of Non-Qualified Stock Option Agreement for awards under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to quarterly report on Form 10-Q for quarter ended June 30, 2016)
10.6*

Form of Performance-Based Stock Option Agreement for awards under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to annual report on Form 10-K for fiscal year ended December 31, 2016)

10.7**

Standard Exclusive License Agreement with University of Florida Research Foundation, Inc., dated December 22, 2011 (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed September 11, 2015)

Exhibit No.	Description
10.8

Form of First Amendment to License Agreement with University of Florida Research Foundation, Inc. dated December 12, 2016 (incorporated by reference to Exhibit 10.10 to annual report on Form 10-K for fiscal year ended December 31, 2019)

10.9

Second Amendment to License Agreement with University of Florida Research Foundation, Inc., dated October 3, 2019 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 9, 2019)

10.10*	Employment Agreement with Susan Horvath, dated April 17, 2018 (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for quarter ended March 31, 2018)
10.11*	Employment agreement with Jennifer K Simpson dated July 15, 2020 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 16, 2020)
10.12	Form of Securities Purchase Agreement, dated December 21 and 31, 2018, January 14, 25, and 31, 2019 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed December 28, 2018)
10.13	Healthcare Professional Services Agreement with Suzanne Gagnon dated July 19, 2021 (incorporated by reference to Exhibit 10.27 to annual report on Form 10-K for fiscal year ended December 31, 2022)
10.14*	Cancer Prevention Pharmaceuticals, Inc. 2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed June 16, 2022)
10.15*	Form of Stock Option Assumption Notice (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed June 16, 2022)
10.16	Form of Replacement Warrant (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed June 16, 2022)
10.17

Convertible Promissory Note in favor of Sucampo GmbH (f/k/a Sucampo AG), dated as of September 6, 2017, as amended through April 7, 2022 (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed June 16, 2022)

10.18	Guaranty in favor of Sucampo GmbH (f/k/a Sucampo AG), dated June 15, 2022 (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed June 16, 2022)
10.19	Separation and Release Agreement with Jeffrey E. Jacobs, dated June 15, 2022 (incorporated by reference to Exhibit 10.6 to current report on Form 8-K filed June 16, 2022)
10.20	License Agreement, dated June 16, 2021 between Cancer Prevention Pharmaceuticals, Inc. and One-Two Therapeutic Assets Limited
10.21	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on October 4, 2022)
10.22	Placement Agency Agreement with Roth Capital Partners, LLC dated as of September 29, 2022 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on October 4, 2022)
10.23	Placement Agency Agreement with Roth Capital Partners, LLC dated as of January 26, 2023 (incorporated by reference to Exhibit 10.1 of current report on Form 8_K filed on January 31, 2023)
10.24	Securities Purchase Agreement dated January 26, 2023 (incorporated by reference to Exhibit 10.2 of current report on Form 8-K filed on January 31, 2023)
10.25	Placement Agency Agreement with Roth Capital Partner, LLC dated as of June 16, 2023 (incorporated by reference to Exhibit 10.1 of current report on Form 8-K filed on June 21, 2023)
10.26	Securities Purchase Agreement dated June 16, 2023 (incorporated by reference to Exhibit 10.2 of current report on Form 8-K filed on June 21, 2023)
10.27	Placement Agency Agreement with Roth Capital Partner, LLC dated as of January 28, 2024 (incorporated by reference to Exhibit 10.1 of current report on From 8-K filed on January 29, 2024)

Exhibit No.	Description
10.28	Securities Purchase Agreement dated January 28, 2024 (incorporated by reference to Exhibit 10.2 of current report on Form 8-K filed on January 29, 2024)
21.1	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm
24.1†	Powers of Attorney
31.1†	Chief Executive Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Chief Financial Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97†	Compensation Recoupment Policy
101†

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104†	Cover Page Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management compensatory plan or arrangement required to be filed as an exhibit to this report.
†	Filed herewith
‡	Furnished herewith
**	Portions of exhibit omitted pursuant to order granting confidential treatment issued by the Securities and Exchange Commission.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2024.

PANBELA THERAPEUTICS, INC.

By:	/s/ JENNIFER K. SIMPSON
Jennifer K. Simpson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2024.

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
Jennifer K. Simpson, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Panbela Therapeutics, Inc.

Waconia, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Panbela Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Description

As disclosed in Notes 4, 9, and 10 to the consolidated financial statements, the Company has various equity-linked transactions, including stock-based compensation and warrant inducements, which require management to make fair value estimates. These fair value estimates include the use of the Black-Scholes option pricing model and require management to make several assumptions regarding the underlying inputs.

Auditing the Company’s accounting for equity-linked transactions required auditor judgment due to the subjectivity of significant assumptions used in the option pricing models and the accounting for the transactions.

How the Critical Audit Matter Was Addressed in the Audit

To test the Company’s accounting for the Transaction, we performed the following audit procedures:

●	We obtained an understanding over management’s estimation process, including the process of estimating the fair value of these equity-linked instruments.

●

We obtained a listing of all equity transactions, including stock-based compensation and warrant inducements, and management’s accounting analysis supporting these transactions. We evaluated the conclusions reached to ensure these were recorded in accordance with the relevant accounting guidance.

●	We assessed the accuracy and completeness of the equity-linked transactions during the year by reading the relevant Board of Directors minutes and agreements.

●

We evaluated the significant assumptions used by management to calculate the fair value of equity transactions. Such evaluation included independent calculation of the critical inputs into the Black-Scholes option pricing model.

●

We evaluated the disclosures surrounding equity-linked transactions, including stock-based compensation and warrant inducements, to ensure these were disclosed in accordance with the relevant accounting guidance.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditors since 2014.

Tampa, Florida

March 26, 2024

Panbela Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,578	$1,285
Prepaid expenses and other current assets	299	443
Income tax receivable	183	49
Total current assets	3,060	1,777
Other noncurrent assets	8,742	3,201
Total assets	$11,802	$4,978

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$9,939	$2,865
Accrued expenses	1,141	2,993
Accrued interest payable	238	325
Note payable	-	650
Debt, current portion	1,000	1,000
Total current liabilities	12,318	7,833

Debt, net of current portion	4,194	5,194
Total non current liabilities	4,194	5,194

Total liabilities	16,512	13,027

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued or outstanding as of December 31, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 480,095 and 1,738 shares issued as of December 31, 2023 and December 31, 2022 respectively; 480,025 and 1,738 shares outstanding, as of December 31, 2023 and December 31, 2022, respectively	-	-
Treasury Stock at cost; 70 and 0 shares as of December 31, 2023 and December 31, 2022, respectively	(1)	-
Additional paid-in capital	120,043	82,286
Accumulated deficit	(125,497)	(91,094)
Accumulated comprehensive income	745	759
Total stockholders' deficit	(4,710)	(8,049)
Total liabilities and stockholders' deficit	$11,802	$4,978

Share and per share data have been adjusted for all periods presented to reflect the one-for-forty reverse stock split effective January 13, 2023, the one-for-thirty reverse stock split effective June 1, 2023, and the one-for-twenty reverse stock split effective January 18, 2024.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
General and administrative	$5,033	$6,044
Research and development	20,614	28,049
Operating loss	(25,647)	(34,093)

Other income (expense):
Interest income	123	14
Gain on sale of intellectual property	400	-
Interest expense	(317)	(288)
Other expense	(8)	(682)
Total other income (expense)	198	(956)

Loss before income tax benefit	(25,449)	(35,049)

Income tax benefit	186	116

Net loss	(25,263)	(34,933)
Foreign currency translation adjustment	(14)	626
Comprehensive loss	$(25,277)	$(34,307)

Basic and diluted net loss per share	$(316.52)	$(41,341.21)
Weighted average shares outstanding - basic and diluted	108,691	845

Share and per share data have been adjusted for all periods presented to reflect the one-for-forty reverse stock split effective January 13, 2023, the one-for-thirty reverse stock split effective June 1, 2023, and the one-for-twenty reverse stock split effective January 18, 2024.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Consolidated Statements of Stockholders’ (Deficit)

(In thousands, except share amounts)

	For the Years ended December 31, 2023 and 2022
	Common Stock		Treasury Stock		Additional Paid in	Accumulated	Accumulated Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at January 1, 2022	549	$-	-	$-	$66,240	$(56,161)	$133	$10,212
Issuance of common stock, options and warrants - CPP acquistion	304	-	-	-	9,605	-	-	9,605
Public offering - issuance of common stock and warrants	837	-	-	-	5,303	-	-	5,303
Sale of common stock	47	-	-	-	46	-	-	46
Exercise of warrants for cash	-	-	-	-	4	-	-	4
Stock-based compensation	-	-	-	-	1,088	-	-	1,088
Net Loss	-	-	-	-	-	(34,933)	-	(34,933)
Adjustment for fractional shares not issued, stock split	1	-	-	-	1	-	-	1
Foreign Currency translation adjustment	-	-	-	-	-	-	626	626
Balance at December 31, 2022	1,738	-	-	-	82,286	(91,094)	759	(8,049)

Public offering - issuance of common stock and warrants	124,612	-	-	-	21,456	-	-	21,456
Sale of common stock	915	-	-	-	1,597	-	-	1,597
Exercise of warrants, cashless	22,750	-	-	-	-	-	-	-
Exercise of warrants for cash	330,470	-	-	-	4,749	-	-	4,749
Treasury stock	(70)	-	70	(1)	1			-
Stock-based compensation	-	-	-	-	823	-	-	823
Net Loss	-	-	-	-	-	(25,263)	-	(25,263)
Adjustment for the value offered to induce warrant exercise	-	-	-	-	9,140	(9,140)		-
Adjustment for fractional shares not issued, stock split	(390)	-	-	-	(9)	-	-	(9)
Foreign Currency translation adjustment	-	-	-	-	-	-	(14)	(14)
Balance at December 31, 2023	480,328	$-	70	$(1)	$120,043	$(125,497)	$745	$(4,710)

Share and per share data have been adjusted for all periods presented to reflect the one-for-forty reverse stock split effective January 13, 2023, the one-for-thirty reverse stock split effective June 1, 2023, and the one-for-twenty reverse stock split effective January 18, 2024.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(25,263)	$(34,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of in process research and development (IPR&D)	-	17,737
Gain on sale of intellectual property	(400)	-
Stock-based compensation	823	1,088
Non-cash interest expense	238	273
Changes in operating assets and liabilities:
Income tax receivable	(132)	212
Prepaid expenses and other current assets	145	(127)
Deposits held for clinical trial costs	(5,541)	(2,561)
Accounts payable	7,060	2,249
Accrued liabilities	(2,179)	786
Net cash used in operating activities	(25,249)	(15,276)
Cash flows from investing activities:
Proceeds from sale of intellectual property	400	-
Investment in IPR&D	-	(660)
Cash acquired in merger	-	4
Net cash used in investing activities	400	(656)
Cash flows from financing activities:
Proceeds from sale of common stock, net of fees and offering costs, $49 and $47 respectively	1,597	46
Proceeds from public offering of common stock and warrants net of underwriters discount and offering costs of $2,075 and $727 respectively	21,456	5,303
Proceeds from induced exercise of warrants, net of costs of $359	3,526	-
Proceeds from voluntary exercise of warrants	1,223	5
Payments made on notes payable	(1,650)	-
Cash paid for fractional shares	(10)
Net cash provided by financing activities	26,142	5,354
Effect of exchange rate changes on cash	-	(4)
Net change in cash	1,293	(10,582)
Cash and cash equivalents at beginning of year	1,285	11,867
Cash and cash equivalents at end of year	$2,578	$1,285
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$404	$15
Supplemental disclosure of non-cash transactions:
Fair value of common stock, stock options and stock warrants issued as consideration for asset acquisition	$-	$9,605
Adjustment for the value offered to induce warrant exercise	$9,140	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.	Business

Panbela Therapeutics, Inc. (“Panbela”) and its direct wholly owned subsidiaries: Cancer Prevention Pharmaceuticals, Inc. (“CPP”) and Panbela Research, Inc. (“Panbela Research”) and Cancer Prevention Pharmaceuticals, LTD (Ireland) and their respective subsidiaries, all of which are wholly owned, exist for the primary purpose of developing disruptive therapeutics for the treatment of patients with urgent unmet medical needs. Panbela Therapeutics Pty Ltd is a wholly owned subsidiary of Panbela Research organized under the laws of Australia. CPP has two wholly owned dormant subsidiaries: Cancer Prevention Pharma Limited, a United Kingdom entity, and Cancer Prevention Pharmaceuticals, LLC, an Arizona limited liability company. Panbela, together with its direct and indirect subsidiaries is referred to as “we,” “us,” “our,” and the “Company.”

The primary objective of our pipeline is the utilization of pharmacotherapies to reduce or normalize increased disease-associated polyamines using complementary pharmacotherapies. Our lead candidates are ivospemin (SBP-101) for which we have exclusively licensed the worldwide rights to from the University of Florida Research Foundation, Inc. and Flynpovi™ a combination of eflornithine (CPP-1X) and sulindac. We have exclusively licensed rights from the Arizona Board of Regents of the University of Arizona to commercialize Flynpovi.

Acquisition of CPP

On June 15, 2022, we completed the previously announced strategic business reorganization and acquisition of CPP pursuant to the agreement and plan of merger, dated as of February 21, 2022 (the “Merger Agreement”), by and among Panbela, CPP, Panbela Research, Canary Merger Subsidiary I, Inc. (“Merger Sub I”), and Canary Merger Subsidiary II, Inc. (“Merger Sub II”). Pursuant to the terms of the Merger Agreement, (i) Merger Sub I, then a wholly owned subsidiary of Panbela, which was itself a wholly owned subsidiary of Panbela Research, merged with and into Panbela Research (the “First Merger”), with Panbela Research surviving the First Merger, and (ii) Merger Sub II, then a wholly owned subsidiary of Panbela, merged with and into CPP (the “Second Merger” and, together with the First Merger, the “Mergers”), with CPP surviving the Second Merger. As a result of the Mergers, each of Panbela Research and CPP became a wholly owned subsidiary of Panbela. In addition, in connection with the consummation of the Mergers, then “Panbela Therapeutics, Inc.” was renamed to “Panbela Research, Inc.” and then “Canary Merger Holdings, Inc.” was renamed to “Panbela Therapeutics, Inc.” See Note 6, “Asset Acquisition,” for additional information.

Reverse stock splits

Effective January 13, 2023, June 1, 2023, and January 18, 2024, the Company's Board of Directors approved one-for-forty, one-for-thirty, and one-for-twenty reverse stock splits of its common stock, respectively. The par value and authorized shares of the Company's common stock were not affected by the reverse stock splits. Unless specifically provided otherwise herein, all share and per share amounts of our common stock presented have been retroactively adjusted to reflect all reverse stock splits. See Note 9 for more information.

2.	Risks and Uncertainties

The Company operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the Food and Drug Administration in the United States, the Therapeutic Goods Administration in Australia, the European Medicines Agency in the European Union, and comparable agencies in other countries. Obtaining approval for a new pharmaceutical product is never certain, may take many years, and is normally expected to involve substantial expenditure.

We have incurred losses of $125.5 million since our inception in 2011. For the year ended December 31, 2023, we incurred a net loss of $25.3 million. Not reflected in the net loss for the year ended December 31, 2023, was an adjustment to accumulated loss of $9.1 million associated with the cost to induce warrant exercises. We incurred negative cash flows from operating activities of approximately $25.2 million for this period. As we continue to pursue development activities and seek commercialization of our lead assets, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of December 31, 2023, we had cash of $2.6 million, negative working capital of $9.3 million (current assets less current liabilities), and stockholders’ deficit of $4.7 million. The Company’s principal sources of cash have historically included the issuance of equity securities and convertible debt.

The accompanying Consolidated Financial Statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our ivospemin (SBP-101), eflornithine (CPP-1X) and eflornithine sachets (CPP-1X-S) product candidates in the United States, Australia, the European Union or other markets, and Flynpovi outside of North America and ultimately our ability to market and sell our product candidates. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 3 titled “Liquidity and Management Plans”.

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

Subsequent to December 31, 2023, the Company completed a registered public offering of common stock and warrants to purchase shares of common stock for gross proceeds of approximately $9.0 million. See Note 12 for additional information regarding the offer.

During the year ended December 31, 2023 the Company completed two registered offerings of common stock and warrants to purchase shares of common stock. For June 21, 2023 offering gross proceeds were approximately $8.5 million. For January 31, 2023 offering gross proceeds were approximately $15.0 million. See Note 9 for additional information regarding the offerings.

The Company provided inducement warrants to certain shareholders to exercise their warrants. On November 2, 2023 gross proceeds were approximately $1.9 million and on December 21, 2023 the gross proceeds were approximately $2.0 million from these transactions. See Note 9 for additional information regarding these inducement offerings.

During 2023 and 2022 the company also sold shares of common stock via an At the Market (ATM) facility. During the year ended December 31, 2023 net proceeds were approximately $1.6 million. During the year ended December 31, 2022 net proceeds were approximately $46,000. See Note 9 for additional information regarding the ATM facility.

On October 4, 2022, the Company completed a registered public offering offerings of common stock and warrants to purchase shares of common stock for gross proceeds of approximately $6.0 million. See Note 9 for additional information regarding the offering.

Much of the development efforts under way regarding the asset acquired in the CPP acquisition are funded by a licensing partner, see Note 8, “License Agreement for the Development and Commercialization of Flynpovi”, or collaborations with outside organizations including National Cancer Institute (“NCI”) and the Juvenile Diabetes Research Foundation (“JDRF”).

Based on the proceeds from the January 2024 offering it is expected that our cash will last into the second quarter of 2024.

Our future success is dependent upon our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for ivospemin (SBP-101), Flynpovi, eflornithine (CPP-1X) and eflornithine sachets (CPP-1X-S) in the United States or other markets and ultimately our ability to market and sell our product candidates. If we are unable to obtain additional financing when needed, if our clinical trials are not successful or if we are unable to obtain marketing approval, we would not be able to continue as a going concern and would be forced to cease operations and liquidate our company.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. Cash is deposited in demand accounts at commercial banks. At times, such deposits may be in excess of insured limits. As of December 31, 2023, $2.3 million of the Company’s cash was in excess of insured limits. The Company has not experienced any losses on its deposits of cash.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates, for each of the jurisdictions in which the Company operates, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2023 and 2022. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations and Comprehensive Loss.

Foreign currency translation

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar (“AUD”). Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Pty Ltd are translated into U.S. dollars at period-end exchange rates. Expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive gain (loss) in the Consolidated Statements of Operations and Comprehensive Loss. During the years ended December 31, 2023 and 2022, any reclassification adjustments from accumulated other comprehensive gain to operations were inconsequential.

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

For the year ended December 31, 2023 the numerator was adjusted by the cost of the warrant inducement of approximately $9.1 million.

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	December 31,
	2023	2022
Employee and non-employee stock options	607	104
Common stock issuable under common stock purchase warrants	345,956	1,483
	346,563	1,587

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Specifically, we reclassified $0.1 million of prepaid expenses from current to non-current as of December 31, 2022.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07: Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This update will improve reportable segment disclosure requirements by enhancing disclosures around significant segment expenses and disclosures around the CODM, pertaining to what measures are used to evaluate profit or loss and such measures are used in assessing segment performance. These amendments will improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. ASU 2023-07 is effective for public entities' fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company only has one reportable segment and thus, the adoption of this ASU will not have a material impact on the financial statements and related disclosures.

Recently Adopted Accounting Pronouncements Not Yet Adopted

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB is issuing this Update (1) to clarify the guidance in Topic 820,

Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Clinical trial and related expenses	$290	$1,760
Incentive compensation	420	550
Severance pay and other payroll related	96	448
Professional services	166	147
Other	169	88
Total accrued liabilities	$1,141	$2,993

6.	Asset Acquisition

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

The following is a summary of the purchase consideration and the allocation of that purchase consideration in connection with the CPP asset acquisition:

	Shares	Value (in thousands)

Common stock issued to CPP shareholders	113	$7,839
Common stock underlying options continued	42	1,637
Common stock underlying warrants replaced	4	129
Total non cash consideration		$9,605
Transaction costs incurred		$658

Total Consideration		$10,263

In process research and development *	$17,737
Cash	4
Other current assets	230
Accounts payable and accrued expenses	(811)
Accrued interest and notes payable	(6,897)
$10,263

* In accordance with FASB ASC Topic 730, Research and Development this asset was immediately expensed upon the closing of the merger.

7.	Notes Payable

Sucampo Promissory Note

As of December 31, 2023 and December 31, 2022, CPP had a balance outstanding of approximately $5.4 million principal and interest and approximately $6.4 million principal and interest, respectively, under an amended and restated promissory note (the “Sucampo Note”) issued with an initial principal amount of approximately $6.2 million in favor of Sucampo GmbH dated as of June 15, 2022. The principal balance outstanding under the Sucampo Note bears simple interest at a rate of 5% per annum. On February 1, 2023, Panbela paid the first installment on the balance due of $1.0 million plus accrued and unpaid interest of approximately $295,000. On March 8, 2024, the company paid the second installment on the balance due of $1.0 plus accrued and unpaid interest of approximately $259,000. This payment was made prior to the expiration of a grace period provided by the lender. All remaining unpaid principal, together with any then unpaid and accrued interest is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31, 2025 and January 31, 2026; and (ii) all remaining principal plus accrued but unpaid interest on or before January 31, 2027. As of December 31, 2023 and December 31, 2022, the accrued and unpaid interest on this note was approximately $238,000 and $243,000, respectively. Panbela has agreed to guarantee CPP’s payment obligations under the Sucampo Note pursuant to a Guaranty dated as of June 15, 2022.

Tillotts Promissory Note

As of December 31, 2022, CPP had a balance outstanding of approximately $0.7 million representing principal and interest under an amended promissory note issued with an initial principal amount of approximately $650,000 in favor of Tillotts Pharma AG. The principal balance and accrued and unpaid interest were paid in full on January 31, 2023.

8.	Commitments and Contingencies

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

License Agreement with the University of Arizona

CPP is party to a license agreement with the Arizona Board of Regents of the University of Arizona (the “University”). Pursuant to an Inter-institutional Agreement, the Regents of the University of California on behalf of the University of California, Irvine, has agreed to license certain patents, provisional patents, clinical trial data and other intellectual property related to the chemoprevention of cancer, the prevention of polyps and other technologies to CPP. The University has the right to administer the joint patent rights held between the University and the University of California, Irvine. The license agreement gives CPP exclusive rights to commercialize products based on intellectual property. In exchange for the intellectual property, CPP paid the University certain fees and reimbursements of patent costs and granted the university a warrant to acquire shares of CPP. As a result of the Mergers, the warrant was replaced with a warrant to purchase 4 shares of common stock of Panbela at a price of $6,720.00 per share. This warrant will expire on May 28, 2024.

CPP also agreed to pay the University additional milestone payments totaling up to $90,000 upon the achievement of certain research, development and regulatory milestones. Future milestone payments are considered to be contingent consideration and will be accrued when probable of being paid. As of December 31, 2023, no milestone payments were probable of being paid.

Sponsored Research Agreement with the Johns Hopkins University

On April 1, 2023, the Company entered a sponsored research agreement with Johns Hopkins University. The Company committed to a total of $600,000 paid to the University in eight equal quarterly payments in exchange for preclinical studies related to both ivospemin and eflornithine. The Company has made two payments and as of December 31, 2023, the third payment has been recorded in accrued liabilities and the remaining commitment totals $375,000.

9.	Stockholders’ Equity

Warrant Exercise Inducements & Private Placement of Class D Warrants

On December 21, 2023, we entered into warrant exercise inducement offer letters with certain holders of existing Class C warrants to purchase our common stock, pursuant to which the holders agreed to exercise for cash their existing warrants to purchase 127,800 shares of our common stock, in the aggregate, at their existing exercise price of $15.60 per share, in exchange for our agreement to issue new Class D common stock purchase warrants to purchase up to an aggregate of 255,600 shares of our common stock. The Company received aggregate gross proceeds of approximately $2.0 million from the exercise of the existing warrants. The Class D warrants had an initial exercise price of $19.00 per share and will only be exercisable contingent upon and after receiving stockholder approval as required by listing rules of Nasdaq and may be exercised until five years from the date of such stockholder approval, if any. The exercise price is separately subject to reduction in the event of certain future dilutive issuances of shares of our common stock by the Company, including pursuant to common stock equivalents and convertible or derivative securities, upon any intervening reverse stock splits, and upon receipt of the stockholder approval. As of December 31,2023, all of the Class D warrants remained outstanding but unexercisable pending stockholder approval. We have agreed to call a meeting to seek stockholder approval of the issuance of the shares of our common stock underlying the new warrants within six months and to file a registration statement covering the resale of the shares underlying the Class D warrants no later than the Company’s due date for filing the annual report on form 10-K. Additionally, the Company agreed not to effect or agree to effect any variable rate transaction (as defined in the inducement letters) for one year, other than an at-the-market offering, which may be effected after six months.

Warrant Exercise Inducements & Private Placement of Class C Warrants

On November 2, 2023, we entered into warrant exercise inducement offer letters with certain holders of existing Class A and Class B warrants to purchase our common stock, pursuant to which the holders agreed to exercise for cash their existing Class A and Class B warrants to purchase 106,500 shares of our common stock, in the aggregate, at a reduced exercise price of $15.60 per share, in exchange for our agreement to issue new Class C common stock purchase warrants to purchase up to an aggregate of 213,000 shares of our common stock. The Company received aggregate gross proceeds of approximately $1.9 million from the exercise of the existing Class A and Class B warrants and purchase of the Class C warrants. The Class C warrants had an initial exercise price of $15.60 per share and were exercisable upon the date of stockholder approval through the date that is five years from the date of any stockholder approvals necessary under the listing rules of Nasdaq. Our stockholders approved the issuance of the underlying shares of common stock at a special meeting held on December 19, 2023. We agreed to file a registration statement covering the resale of the shares issued or issuable upon the exercise of the Class C warrants and a registration statement on Form S-1 (File No. 333-275733) was declared effective by the SEC on December 20, 2023. As of December 31, 2023 there are 80,200 Class C Warrants outstanding.

Public offering of common stock and warrants June 2023

On June 21, 2023, the Company completed a registered public offering and issued an aggregate of 29,300 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 84,200 shares of common stock at an exercise price of $0.001 per share and warrants to purchase up to an aggregate of 227,000 shares of its common stock at an exercise price of $75.00 per share. The securities were issued for a combined offering price of $75.00 per share of common stock and warrants to purchase two shares, or $74.999 per pre-funded warrant and warrants to purchase two shares. Net proceeds from the offering totaled approximately $7.7 million. As of December 31, 2023, all pre-funded warrants had been exercised. The securities were offered pursuant to an effective registration statement on Form S-1.

Of the remaining warrants, warrants to purchase 113,500 shares of common stock, have an alternative cashless exercise provision pursuant to which the holder may provide notice and receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.24. This feature became available on June 28, 2023. As of December 31, 2023, 6,169 shares of common stock had been issued for 25,705 warrants to purchase shares of common stock.

As of December 31, 2023, warrants to purchase 9,595 shares of common stock remained outstanding with an adjusted exercise price of $12.39 per shares, of which warrants to purchase 2,595 were eligible for alternative cashless exercise.

Public offering of common stock and warrants January 2023

On January 30, 2023, the Company completed a registered public offering and issued an aggregate of 8,070 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 3,054 shares of common stock at an exercise price of $0.001 per share and warrants to purchase up to an aggregate of 22,250 shares of its common stock at an exercise price an initial exercise price of $1,650.00 per share. The securities were issued for a combined offering price of $1,350.00 per share of common stock and warrants to purchase two shares, or $1,349.999 per pre-funded warrant and warrants to purchase two shares. Net proceeds from the offering totaled approximately $13.8 million. The securities were offered pursuant to an effective registration statement on Form S-1.

All of the pre-funded warrants were exercised by February 3, 2023. The remaining warrants have an alternative cashless exercise provision pursuant to which the holder may provide notice and receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.75. This feature became available on March 1, 2023 and as of as of December 31, 2023, 16,590 shares of common stock had been issued for warrants to purchase 22,120 shares. Warrants to purchase 128 shares of common stock remained outstanding as of December 31, 2023 with an exercise price as adjusted, of $12.39 per share.

Public offering of common stock and warrants

On October 4, 2022, the Company completed a registered public offering and issued an aggregate of 295 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 542 shares of common stock at an exercise price of $0.001 per share and warrants to purchase up to an aggregate of 1,256 shares of its common stock at an exercise price of $108,960.00 per share. The securities were issued for a combined offering price of $7,200.00 per share of common stock and 1.5 warrants, or $7,199.999 per pre-funded warrant and 1.5 warrants. Net proceeds from the offering totaled approximately $5.3 million. All pre-funded warrants were exercised by December 31, 2022. The securities were offered pursuant to an effective registration statement on Form S-1.

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

During the years ended December 31, 2023 and December 31, 2022, the Company sold 915 and 47 shares of common stock, respectively, under the ATM Offering and generated approximately net proceeds for the same periods of approximately $1.6 million and approximately $46,000, respectively.

Reverse Stock Splits

On December 19, 2023, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to effect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio ranging from any whole number between one-for-eight (1:8) and one-for-fifty (1:50). On January 13, 2024, the Company's Board of Directors approved the implementation of the reverse stock split at a ratio of one-for-twenty (1:20) of the Company's Common Stock. As a result of the reverse stock split, every twenty (20) shares of the Company's Common Stock either issued and outstanding immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. On January 18, 2024, the Company filed a Certificate of Amendment of its Certificate of Incorporation, as amended with the Secretary of State of Delaware effecting a one-for-twenty (1:20) reverse stock split of the shares of the Company’s common stock, issued and outstanding, effective January 18, 2024. The Company’s common stock began trading on a reverse split adjusted basis when the market opened Thursday, January 18, 2024.

The Company effected a reverse stock split of one-for-thirty (1:30) on June 1, 2023. This reverse stock split was approved by the Company’s shareholders at our annual shareholders meeting on May 25, 2023 and by our Board of Directors on June 1, 2023. On June 1, 2023, the Company filed a Certificate of Amendment of its Certificate of Incorporation, as amended with the Secretary of State of Delaware effecting a one-for-thirty (1:30) reverse stock split of the shares of the Company’s common stock, issued and outstanding, effective June 1, 2023.

The Company effected a reverse stock split of one-for-forty (1:40) on January 18, 2023. This reverse stock split was approved by the Company’s shareholders at our special meeting of our shareholders on November 29, 2022 and by our Board of Directors on January 5, 2023. On January 18, 2023, the Company filed a Certificate of Amendment of its Certificate of Incorporation, as amended with the Secretary of State of Delaware effecting a one-for-forty (1:40) reverse stock split of the shares of the Company’s common stock, issued and outstanding, effective January 18, 2023.

Shares reserved

Shares of common stock reserved for future issuance were as follows as of December 31, 2023:

Stock options outstanding	607
Shares available for grant under equity incentive plan	-
Common shares issuable under outstanding common stock purchase warrants	345,956
346,563

10.	Stock-Based Compensation

2016 Omnibus Incentive Plan

The 2016 Omnibus Incentive Plan, as last amended effective April 9, 2020 (the “2016 Plan”), has been approved by our Board of Directors and ratified by our stockholders. The 2016 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2016 Plan with an exercise price no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2016 Plan have a maximum term of ten years. As of December 31, 2023, options to purchase 561 shares of common stock were outstanding under the 2016 Plan, with a weighted average exercise price of $14,420.00 per share, and the average remaining contractual life was approximately 8.9 years. At the same date no shares remained available for future awards.

2011 Stock Option Plan

Prior to approval of the 2016 Plan, stock-based awards were granted under the 2011 Stock Option Plan (the “2011 Plan”). In conjunction with stockholder approval of the 2016 Plan, the Board terminated the 2011 Plan, although awards outstanding under the 2011 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2011 Plan have a maximum term of ten years and generally vest over zero to two years for employees. As of December 31, 2023, options to purchase 5 shares of common stock remained outstanding under the 2011 Plan, with a weighted average exercise price of $76,200.00 per share, and the average remaining contractual life was approximately 1.2 years.

CPP’s 2010 Equity Incentive Plan

As a result of the Mergers, the Company has assumed all remaining rights and obligations with respect to CPP’s 2010 Equity Incentive Plan (the “CPP Plan”) through the issuance of replacement options. As of December 31, 2023, options to purchase 41 shares of common stock remained outstanding under the CPP Plan, with a weighted average exercise price of $6,743.41 per share, and the average remaining contractual life was 6.7 years.

We recognize stock-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2022	63	$132,059.00	$-
Options continued from CPP Plan	42	6,743.41
Exercised	-
Cancelled	-
Forfeitures	(1)	6,743.41

Balance at December 31, 2022	104	$82,655.77	$-
Granted	503	300.00
Exercised	-
Cancelled	-
Forfeitures	-

Balance at December 31, 2023	607	$14,410.38	$-

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Year ended December 31,
	2023	2022
General and administative	$643	$889
Research and development	180	199
Total stock based compensation	$823	$1,088

A summary of the status of our unvested shares during the two years ended and as of December 31, 2023 is as follows:

	Shares Under Option	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	18	$92,061.33
Granted	42	26,038.83
Vested	(52)	38,865.69
Forfeitures	(1)	26,038.83
Unvested at December 31, 2022	7	$100,525.71
Granted	503	269.80
Vested	(83)	7,002.26
Forfeitures	-
Unvested at December 31, 2023	427	$604.69

Information about stock options outstanding, vested and expected to vest as of December 31, 2023, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$300			503	9.24	$300.00	78	9.24
$5,280	-	$7,709	39	7.00	$5,280.00	39	7.00
$26,400	-	$98,160	37	5.29	$79,787.03	35	5.18
$100,080	-	$362,400	28	5.29	$194,220.00	28	5.29

Totals			607	8.68	$14,410.36	180	7.35

As of December 31, 2023, total compensation expense related to unvested employee stock options not yet recognized was $0.1 million, which is expected to be allocated to expenses over a weighted-average period of 0.24 years.

Options to purchase 503 shares were issued in the year ended December 31, 2023 at a weighted average exercise price of $300.00. No new options were granted during the year ended December 31, 2022. On June 15, 2022, as a component of the purchase consideration for the acquisition of CPP the Company provided fully vested replacement options to purchase up to 42 shares of common stock at a weighted average exercise price of $6,743.41 per share.

The following table reflects the key assumptions used for calculating fair market value for options granted during the year ended December 31, 2023:

	2023
Common stock fair value		$300.00
Risk-free interest rate	3.59%	to	3.60%
Expected dividend yield		$0.00
Expected Option life (in years)	5.08	to	5.5
Expected stock price volatility	131.3%	-	138.0%

Non-employee stock-based compensation

We account for stock options granted to nonemployees in accordance with Accounting Standards Update (“ASU”) 2019-07, “Compensation – Stock Compensation (Topic 718). In connection with stock options granted to nonemployees, we recorded approximately $171,000 and $281,000 for nonemployee stock-based compensation during 2023 and 2022, respectively.

11.	Income Taxes

We have incurred net operating losses since our inception. We have not reflected the benefit of net operating loss carryforwards in the accompanying financial statements and have established a full valuation allowance against our deferred tax assets.

On December 31, 2023 and 2022, the Company had an income tax receivable of approximately $183,000 and $49,000 respectively, comprised of refundable tax incentives related to research and development activities of our subsidiary Panbela Therapeutics Pty Ltd.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as operating losses and tax credit carryforwards.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
Deferred tax assets (liabilities)	2023	2022

Net operating loss carryforwards	$18,487	$17,564
Research credit carryforwards	352	338
Stock-based compensation	2,023	1,928
Section 174 amortization	5,444	1,921
Other	10	68
Deferred tax assets	26,316	21,819
Valuation allowance	(26,316)	(21,819)
Net deferred tax asset	$-	$-

Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry-forward period. Because of our history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, we have provided a full valuation allowance.

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended December 31,
	2023	2022
Statutory rate	21.00%	21.00%
Permanent differences	-	(10.83)
Change in effective tax rate	0.22	0.04
States	0.68	0.11
Valuation allowance	(21.91)	(13.01)
Foreign research incentives	0.71	0.14
Other	0.04	2.88
Effective rate	0.74%	0.33%

	2023	2022
Tax Expense:
Current	(186)	(116)
Deferred	-	-
Noncurrent	-	-
	(186)	(116)

Net operating losses and tax credit carryforwards as of December 31, 2023, are as follows:

(In Thousands)	Amount	Expiration Years
Net operating losses--federal	23,068	Expires beginning 2031
2018 to 2022 net operating losses -- federal	33,513	Never expires
2023 - federal	7,818	Limited to 80% usage
Tax credits--federal	352	Beginning 2041

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

The Company is subject to taxation in the United States and Australia. Tax returns for the year ended December 31, 2018 and thereafter are subject to examinations by federal and state tax authorities. Tax returns of Panbela Therapeutics Pty Ltd for the year ended December 31, 2016 and thereafter are subject to examination by the Australian tax authorities.

12.	Subsequent Events

Issuance of common stock and warrants in January 2024

On January 31, 2024, the Company completed a registered public offering and issued an aggregate of 794,000 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 3,581,000 shares of common stock at an exercise price of $0.001 per shares and warrants to purchase up to an aggregate of 8,750,000 shares of its common stock. The initial exercise price of the warrants is $2.06 per underlying share. The securities were issued for a combined offering price of $2.06 per share of common stock and 2.0 warrants, or $2.059 per pre-funded warrant and 2.0 warrants. Net proceeds from the offering totaled approximately $8.2 million. As of March 4, 2024, all pre-funded warrants had been exercised. The securities were offered pursuant to an effective registration statement on Form S-1.