Form 10-Q
period 2024-03-31
Panbela Therapeutics, Inc.
filed 2024-05-15
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

On May 13, 2024 there were 4,854,861 shares of the registrant’s common stock, par value $0.001, outstanding.

Panbela Therapeutics, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Panbela Therapeutics, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$262	$2,578
Prepaid expenses and other current assets	1,210	299
Income tax receivable	313	183
Total current assets	1,785	3,060
Other non-current assets	8,742	8,742
Total assets	$10,527	$11,802

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$8,506	$9,939
Accrued expenses	979	1,141
Accrued interest payable	34	238
Debt, current portion	1,000	1,000
Total current liabilities	10,519	12,318

Debt, net of current portion	3,194	4,194
Total non-current liabilities	3,194	4,194

Total liabilities	13,713	16,512

Stockholders' deficit:
Preferred stock, $0.001par value; 10,000,000 authorized; no shares issued or outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 4,854,931 and 480,095 issued as of March 31, 2024 and December 31, 2023 respectively; 4,854,861 and 480,025 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	5	-
Treasury Stock at cost; 70 shares at both of March 31, 2024 and December 31, 2023	(1)	(1)
Additional paid-in capital	128,223	120,043
Accumulated deficit	(132,617)	(125,497)
Accumulated comprehensive income	1,204	745
Total stockholders' deficit	(3,186)	(4,710)
Total liabilities and stockholders' deficit	$10,527	$11,802

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
General and administrative	$1,204	$1,352
Research and development	5,522	3,508
Operating loss	(6,726)	(4,860)

Other income (expense):
Interest income	-	16
Interest expense	(63)	(102)
Other expense	(469)	(167)
Total other expense	(532)	(253)

Loss before income tax benefit	(7,258)	(5,113)

Income tax benefit	138	-

Net loss	(7,120)	(5,113)
Foreign currency translation adjustment	459	163
Comprehensive loss	$(6,661)	$(4,950)

Basic and diluted net loss per share	$(2.28)	$(392.76)
Weighted average shares outstanding - basic and diluted	3,125,835	13,018

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

					For the Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	Equity (Deficit)
Balance as of January 1, 2024	480,025	$-	70	$(1)	$120,043	$(125,497)	$745	$(4,710)
Proceeds from sale of common stock and warrants	4,374,835	5	-	-	8,077	-	-	8,082
Stock-based compensation	-	-	-	-	103	-	-	103
Net loss	-	-	-	-	-	(7,120)	-	(7,120)
Foreign currency translation adjustment	-	-	-	-	-	-	459	459
Balance as of March 31, 2024	4,854,860	$5	70	$(1)	$128,223	$(132,617)	$1,204	$(3,186)

					For the Three Months Ended March 31, 2023
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	Equity (Deficit)
Balance as of January 1, 2023	1,738	$-	-	$-	$82,286	$(91,094)	$759	$(8,049)
Proceeds from sale of common stock and warrants	11,853	-	-	-	15,358	-	-	15,358
Cash paid for fractional shares	-	-	-	-	(4)	-	-	(4)
Warrant exchange cashless	13,197	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	180	-	-	180
Net loss	-	-	-	-	-	(5,113)	-	(5,113)
Foreign currency translation adjustment	-	-	-	-	-	-	163	163
Balance as of March 31, 2023	26,788	$-	-	$-	$97,820	$(96,207)	$922	$2,535

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,120)	$(5,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	103	180
Non-cash interest expense	34	42
Changes in operating assets and liabilities:
Income tax receivable	(140)	-
Prepaid expenses and other current assets	(912)	(2,108)
Other non-current assets	-	(5,441)
Accounts payable	(957)	4,644
Accrued liabilities	(400)	(1,955)
Net cash used in operating activities	(9,392)	(9,751)

Cash flows from financing activities:
Proceeds from public offering of common stock and warrants net of underwriters discount and offering costs of $926 and $1,302 respectively	8,082	15,358
Cash paid for fractional shares	-	(4)
Principal payments on notes	(1,000)	(1,650)
Net cash provided by financing activities	7,082	13,704

Effect of exchange rate changes on cash	(6)	(3)

Net change in cash	(2,316)	3,950
Cash and cash equivalents at beginning of period	2,578	1,285
Cash and cash equivalents at end of period	$262	$5,235

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$266	$386

Supplemental disclosure of non-cash transactions:
Cashless exercise of warrants	$-	$(8)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Business

Panbela Therapeutics, Inc. (“Panbela”) and its direct wholly owned subsidiaries: Panbela Research, Inc. (“Panbela Research”) Cancer Prevention Pharmaceuticals, Inc. (“CPP”) and Cancer Prevention Pharma (Ireland) Limited (“Cancer Prevention”) exist for the primary purpose of developing disruptive therapeutics for the treatment of patients with urgent unmet medical needs. Panbela Therapeutics Pty Ltd is a wholly owned subsidiary of Panbela Research organized under the laws of Australia. Cancer Prevention has two wholly owned dormant subsidiaries: Cancer Prevention Pharma Limited, a United Kingdom entity, and Cancer Prevention Pharmaceuticals, LLC, an Arizona limited liability company. Panbela Therapeutics, Inc., together with its direct and indirect subsidiaries are collectively referred to throughout this report as “we,” “us,” “our,” and the “Company.”

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

On March 5, 2024, The Nasdaq Stock Market LLC (“Nasdaq”) notified us that the Nasdaq Hearings Panel (the “Panel”) had determined to delist our Common Stock and trading of our Common Stock was suspended on March 7, 2024. On April 25, 2024, Nasdaq filed a Form 25 Notification of Removal from Listing with the U.S. Securities and Exchange Commission (the “SEC”) and the delisting became effective ten days later. We have applied to list our Common Stock on the US Equity Listings Tier II of the Chicago Board of Options Exchange (“CBOE”). No assurances can be given that we will satisfy the initial listing criteria, the application will be approved, or that a trading market will develop on the CBOE. In the interim, we intend to maintain the existing eligibility for quotation of our Common Stock on the OTCQB under its current symbol, “PBLA.”

We have incurred losses of $132.6 million since our inception in 2011. For the three months ended March 31, 2024, we incurred a net loss of $7.1 million. We also incurred negative cash flows from operating activities of approximately $9.4 million for this period. As we continue to pursue development activities and seek commercialization, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of March 31, 2024, we had cash of approximately $300,000, working capital deficit of $8.7 million, (working capital is defined as current assets less current liabilities), and stockholders’ deficit of $3.2 million. The Company’s principal sources of cash have historically included the issuance of convertible debt and equity securities.

Our CRO for the ASPIRE trial has notified the Company of their intent to terminate our relationship, on June 15, 2024, if we are unable to pay the balance due by that time. The balance due is recorded in the Company’s current liabilities. If the CRO terminates the relationship, the trial could be delayed.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our current independent registered public accounting firm included a paragraph emphasizing this going concern uncertainty in their audit report regarding our 2023 financial statements dated March 26, 2024. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our product candidates in the United States, Australia, the European Union or other markets and ultimately our ability to market and sell our product candidates. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 4 titled “Liquidity and Business Plan.”

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

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2023, was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in our most recent filed Annual Report on Form 10-K and our subsequent filings with the SEC. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

4.	Liquidity and Business Plan

On January 31, 2024, the Company completed a registered public offering of common stock and warrants to purchase shares of common stock which resulted in gross proceeds of approximately $9.0 million.

During the year ended December 31, 2023, the Company completed two registered offerings of common stock and warrants to purchase shares of common stock. For June 21, 2023 offering gross proceeds were approximately $8.5 million. For January 31, 2023 offering gross proceeds were approximately $15.0 million.

The Company provided inducement warrants to certain shareholders to exercise their warrants. On November 2, 2023 gross proceeds were approximately $1.9 million and on December 21, 2023 the gross proceeds were approximately $2.0 million from these transactions.

During 2023 the Company also sold shares of common stock via an At the Market (ATM) facility with net proceeds of approximately $1.6 million.

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

Foreign currency translation adjustments

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Australia Pty Ltd, are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity. During the three-month periods ended March 31, 2024 and 2023, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

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

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of the dates indicated:

	March 31,
	2024	2023
Employee and non-employee stock options	607	607
Common stock issuable under common stock purchase warrants	9,095,943	6,030
	9,096,550	6,637

6.	Notes Payable

Sucampo promissory note

As of March 31, 2024, CPP had a balance outstanding of approximately $4.2 million for principal and interest under an amended and restated promissory note (the “Sucampo Note). The note was issued with an initial principal amount of approximately $6.2 million in favor of Sucampo GmbH dated as of June 15, 2022. The principal balance outstanding as of March 31, 2024 is approximately $4.2 million under the Sucampo Note and it bears simple interest at a rate of 5% per annum. All unpaid principal, together with any then unpaid and accrued interest is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31, 2025, and January 31, 2026; and (ii) all remaining principal plus accrued but unpaid interest on or before January 31, 2027. On March 8, 2024, the company paid the second installment on the balance due of $1.0 million plus accrued and unpaid interest of approximately $260,000. This payment was made prior to the expiration of a grace period provided by the lender.

As of March 31, 2024, the Company was current in all payments due under the Sucampo Note and the accrued and unpaid interest on this note was approximately $34,000. Panbela has agreed to guarantee CPP’s payment obligations under the Sucampo Note pursuant to a Guaranty dated as of June 15, 2022.

7.	Stockholders’ Equity

Public offering of common stock and warrants January 2024

On January 31, 2024, the Company completed a registered public offering and issued an aggregate of 794,000 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 3,581,000 shares of common stock at an exercise price of $0.001 per shares and warrants to purchase up to an aggregate of 8,750,000 shares of its common stock. The initial exercise price of the warrants is $2.06 per underlying share. The securities were issued for a combined offering price of $2.06 per share of common stock and 2 warrants, or $2.059 per pre-funded warrant and 2 warrants. Net proceeds from the offering totaled approximately $8.1 million. As of March 31, 2024, all pre-funded warrants had been exercised. The securities were offered pursuant to an effective registration statement on Form S-1.

Reverse stock splits

The Company effected a reverse stock split of one-for-twenty (1:20) on January 18, 2024. This reverse stock split was approved by the Company’s shareholders at a special meeting on December 19, 2023, and by our Board of Directors on January 13, 2024. On January 18, 2024, the Company filed a Certificate of Amendment of its Certificate of Incorporation, as amended with the Secretary of State of Delaware effecting a one-for-twenty (1:20) reverse stock split of the shares of the Company’s common stock, issued and outstanding, effective January 18, 2024.

The Company effected a reverse stock split of one-for-thirty (1:30) on June 1, 2023. This reverse stock split was approved by the Company’s shareholders at our annual shareholders meeting on May 25, 2023, and by our Board of Directors on June 1, 2023. On June 1, 2023, the Company filed a Certificate of Amendment of its Certificate of Incorporation, as amended with the Secretary of State of Delaware effecting a one-for-thirty (1:30) reverse stock split of the shares of the Company’s common stock, issued and outstanding, effective June 1, 2023.

The Company effected a reverse stock split of one-for-forty (1:40) on January 18, 2023. This reverse stock split was approved by the Company’s shareholders at our special meeting of our shareholders on November 29, 2022, and by our Board of Directors on January 5, 2023. On January 18, 2023, the Company filed a Certificate of Amendment of its Certificate of Incorporation, as amended with the Secretary of State of Delaware effecting a one-for-forty (1:40) reverse stock split of the shares of the Company’s common stock, issued and outstanding, effective January 18, 2023.

The following shares of common stock were reserved for future issuance as of the date indicated:

March 31, 2024
Stock options outstanding	607
Shares available for grant under equity incentive plan	163,800
Warrants outstanding	9,095,943
9,260,350

8.	Stock-based Compensation

2016 Omnibus Incentive Plan

The 2016 Omnibus Incentive Plan, as amended (the “2016 Plan”) initially authorized the issuance of up to 116 shares of Common Stock pursuant to awards granted thereunder and 164,246 shares have been added pursuant to its annual evergreen feature. As of April 17, 2024, options to purchase 561 shares of Common Stock were outstanding under the 2016 Plan with a weighted average price of $14,420.00 per share and average remaining life of approximately 8.6 years. Approximately 163,800 shares of Common Stock remained available for future grants under the 2016 Plan as of the same date.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Panbela Therapeutics, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the original receipt of stockholder approval for the 2016 Plan in May 2016. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. As of March 31, 2024, options to purchase 5 shares of common stock remained outstanding under the 2011 Plan. The weighted average exercise price is $76,200.00 per share, and the average remaining life is approximately 0.9 years.

CPP’s 2010 Equity Incentive Plan

The Company has assumed all remaining rights and obligations with respect to CPP’s 2010 Equity Incentive Plan (the “CPP Plan”) through the issuance of replacement options. As of March 31, 2024, options to purchase 41 shares of common stock remained outstanding under the CPP Plan, with a weighted average exercise price of $6,743.41 per share, and the average remaining contractual life was 6.4 years.

Stock-based compensation expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 31, 2024, vest based upon time-based and performance conditions. There was no unamortized stock-based compensation expense related to options granted to employees, directors, and consultants as of March 31, 2024.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
General and Administrative	$68	$140
Research and Development	35	40
	$103	$180

There were no options granted, exercised, cancelled, or forfeited during the three months ended March 31, 2024.

Information about stock options outstanding, vested and expected to vest as of March 31, 2024 is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

	$300		503	8.99	$300.00	503	8.99
$5,280	-	$7,709	39	6.75	$5,280.00	39	6.75
$26,400	-	$98,160	37	5.04	$79,787.03	37	5.04
$100,080	-	$362,400	28	5.04	$194,220.00	28	5.04

Totals			607	8.43	$14,410.36	607	8.43

9.	Subsequent Events

In July of 2023, the Company divested certain rights, titles and interests in its eflornithine pediatric neuroblastoma program. Under the original terms of the agreement, the Company was entitled to receive up to approximately $9.5 million in non-dilutive funding in exchange for the sale of these assets. An initial payment of $0.4 million was recorded at closing. On April 28, 2024, the Company negotiated an amendment to the agreement. In exchange for a second non-refundable payment of approximately $0.8 million the Company agreed to give up two potential future payments associated with two milestones. This nondilutive payment was received by the Company at the signing of the amendment. Per the amended terms, total potential payments remaining, if certain milestones are achieved is approximately $7.6 million.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially and adversely from the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (i) our ability to obtain additional capital, on acceptable terms or at all, required to implement our business plan; (ii) our lack of diversification and the corresponding risk of an investment in our Company and the corresponding risk of potential deterioration of our financial condition and results due to failure to diversify ; (iii) our ability to maintain our listing on a national securities exchange; (iv) results, progress and success of our randomized Phase Ia/Ib and Phase II/III clinical trials; (v) our ability to demonstrate the safety and effectiveness of our product candidates: ivospemin ( SBP-101 ), Flynpovi, and eflornithine (CPP-1X)  (v) our ability to obtain regulatory approvals for our product candidates, SBP-101, Flynpovi and CPP-1X in the United States, the European Union or other international markets; (vii) the market acceptance and level of future sales of our product candidates, SBP-101, Flynpovi and CPP-1X ; (viii) the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidates, SBP-101, Flynpovi and CPP-1X ; (ix) the rate of progress in establishing reimbursement arrangements with third-party payors; (x) the effect of competing technological and market developments; (xi) the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and (xii) such other factors as discussed in Part I, Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

The Company has exclusively licensed the worldwide rights to ivospemin from the University of Florida Research Foundation, Inc. The Company also has an exclusive worldwide license to commercialize Flynpovi from the Arizona Board of Regents of the University of Arizona.

As Panbela is focused on utilizing a polyamine platform to develop disruptive therapeutics for the treatment of patients with urgent unmet medical needs, we are engaged in two sponsored research agreements to evaluate the polyamines individually and combined for various diseases. At present, the collaboration with Johns Hopkins University School of Medicine has been focused on mechanism of action and solid tumors while the MD Anderson Cancer Center has been focused on the hematologic malignancies. An abstract about SBP-101 and CPP-1X (also known as DFMO or Eflornithine) research in multiple myeloma (cell lines), was accepted for an online publication on the American Society of Hematology (ASH) meeting site in the November 2023 supplemental issue of the journal Blood.

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

In 2018, we began enrolling patients in our second clinical trial, a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of ivospemin administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in four cohorts to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion phase of the trial. Interim results were presented in January of 2022. Best response in evaluable subjects (cohorts 4 and Ib N=29) was a CR in 1 (3%), PR in 13 (45%), SD in 10 (34%) and PD in 5 (17%). One subject did not have post baseline scans with RECIST tumor assessments. Median PFS, now final at 6.5 months, may have been negatively impacted by drug dosing interruptions to evaluate potential toxicity. Median overall survival in cohort 4 + Phase Ib was 12.0 months when data was presented in January 2022 and is now final at 14.6 months. Two patients from cohort 2 have demonstrated long term survival. One at 30.3 months (final data) and one at 33.0 months and still alive at database lock on March 18, 2022. Six additional subjects from cohort 4 and Phase Ib are still alive at database lock.

In January of 2022, the Company announced the initiation of a new clinical trial. Referred to as ASPIRE, the trial is a randomized double-blind placebo-controlled trial in combination with gemcitabine and nab-paclitaxel, a standard pancreatic cancer treatment regimen in patients previously untreated for metastatic pancreatic cancer. The trial will be conducted globally at approximately 94 sites in the United States, Europe and Asia - Pacific. The Company announced the first patient enrolled in the trial in Australia in August of 2022. In September 2022, the company announced that they had obtained regulatory approval to open sites in Spain, France and Italy. On March 31, 2024 there were 88 sites open in 10 countries.

The trial was originally designed as a Phase II/III with a smaller initial sample size. In response to European and FDA regulatory feedback, the study was amended to include the total trial sample size (600) and the design was modified to utilize overall survival (the primary endpoint) to be examined at interim analysis as well. All countries are open, and the full complement of sites are also open as of March 31, 2024. The independent Data Safety Monitoring Board (DSMB) has met twice for a prespecified safety analysis, most recently in November 2023 and recommended the trial continue without modification. On January 25, 2024, the Company announced that the trial had exceeded 50% enrollment and projects that full enrollment will be completed by the first quarter of 2025. The interim data analysis based on overall survival was originally projected to be available by the middle of 2024. The Company announced on April 22, 2024 that the interim analysis is now expected in the first quarter of 2025, as the patients are living longer than expected which may suggest a survival benefit.

In early April 2024, the Company announced a poster presentation highlighting the results for ivospemin as a polyamine metabolism modulator in ovarian cancer at the American Association for Cancer Research Annual Conference. The poster concludes that the treatment of C57Bl/6 mice containing VDID8+ ovarian cancer with SBP-101 in combination with doxorubicin significantly prolonged survival and decreased overall tumor burden. The results suggest that SBP-101 in combination with doxorubicin may have a role in the clinical management of ovarian cancer, in particular the difficult to treat platinum-resistant population where few options exist and the Company intends to continue pre-clinical and clinical studies in ovarian cancer.

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

In April of 2023, the Company regained the North American rights to develop and commercialize Flynpovi in patients with FAP, as a result of the termination of the licensing agreement between CPP and One-Two Therapeutics Assets Limited. The Company plans to seek FDA and EMA guidance on a registration path with a focus on the LGI patient population.

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

There is a trial evaluating eflornithine sachets in STK11 mutation patients with non-small cell lung cancer that is open and recruiting patients and we hope to have the first patient enrolled in the first half of this year. For eflornithine tablets, a Phase II trial in early onset Type I diabetes was opened on January 11, 2023 in collaboration with Indiana University and the Juvenile Diabetes Research Foundation (“JDRF”). Two poster presentations were given discussing the Phase I T1D results one at the Endocrine Society meeting and the other at the Immunology of Diabetes Society Meeting in June 2023. Additionally, eflornithine is being evaluated with high dose testosterone and enzalutamide in metastatic castration-resistant prostate cancer in a phase II trial.

On July 17, 2023, the Company divested certain rights, titles and interests in its eflornithine pediatric neuroblastoma program. Included in these assets is an ongoing trial evaluating eflornithine sachets in relapsed refractory neuroblastoma supported by the Children’s Oncology Group (“COG”) /NCI Under the terms of the agreement with US World Meds®, the Company is entitled to receive up to approximately $9.5 million in non-dilutive funding in exchange for the sale of these assets. An initial payment of $400,000 was received by the Company at the time of closing, remaining payments will be receivable if the acquiring company successfully completes certain milestones related to clinical development, regulatory approval and commercial sales. In April 2024, an additional upfront payment of $0.8 million was made to the Company in exchange for an amendment which reduced certain future milestones. After this amendment the Company is now entitled to receive up to approximately $7.6 in addition to the funding already received.

Financial Overview

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

We have incurred losses of $132.6 million since 2011. For the three months ended March 31, 2024 we incurred a net loss of $7.1 million. We also incurred negative cash flows from operating activities of approximately $9.4 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize.

Our cash was approximately $0.3 million and $2.6 million as of March 31, 2024 and December 31, 2023, respectively. A decrease of $2.3 million in cash for the three months ended March 31, 2024 was due to $9.4 million negative cash flow from operations offset in part by $7.1 million of net financing activities. Due to drug shortages of Abraxane, which is utilized in addition to ivospemin for the current randomized clinical trial, the Company has become responsible for procuring this standard of care component to the clinical trial. The Company continues to explore all avenues to procure supply and prepayments of approximately $0.9 million were required in the first quarter. These prepayments are required well in advance of delivery and will be held on the balance sheet as a prepaid expense and reflected in the periods cash used in operations. Net financing activities included a registered public offering of common stock, pre-funded warrants, and warrants with net proceeds of approximately $8.1 million. In the same period, the Company also recorded $1.0 million in loan repayments.

We need to raise additional capital to continue our operations and execute our business plan past the early part of second quarter of 2024, including completing required future trials and pursuing regulatory approvals in the United States, the European Union, and other international markets. Historically we have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data were not positive or if economic or market conditions deteriorate. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

Recent Developments

Pursuant to a Form 25 Notification of Removal from Listing filed on April 25, 2024, The Nasdaq Stock Market LLC completed the delisting of our common stock effective as of the open of trading on May 6, 2024. We have applied to list our Common Stock on the US Equity Listings Tier II of the Chicago Board of Options Exchange (“CBOE”). No assurances can be given that we will satisfy the initial listing criteria, the application will be approved, or that a trading market will develop on the CBOE. In the interim, we intend to maintain the existing eligibility for quotation of our Common Stock on the OTCQB under its current symbol, “PBLA.”

Our CRO for the ASPIRE trial has notified the Company of their intent to terminate our relationship if we are unable to pay the balance due within a satisfactory timeframe. The balance due is recorded in the Company’s current liabilities.  If the CRO terminates the relationship, the trial could be delayed.

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	Percent Change
Operating Expenses
General and administrative	$1,204	$1,352	-10.9%
Research and development	5,522	3,508	57.4%
Total operating expenses	6,726	4,860	38.4%

Other expense, net	(532)	(253)	110.3%
Income tax benefit	138	-	-

Net Loss	$(7,120)	$(5,113)	39.3%

Research and development (“R&D”) and general and administrative (“G&A”) expenses include non-cash share-based compensation expense resulting from our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 31, 2024 vest upon performance or time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss:

	Three Months Ended March 31,
	2024	2023
General and administrative	$68	$140
Research and development	35	$40
	$103	$180

Three months ended March 31, 2024 and March 31, 2023

General and administrative expense

Our G&A expenses decreased 10.9% to $1.2 million in the first quarter of 2024 down from $1.4 million in the first quarter of 2023. The decrease is due primarily to reduced legal and other professional services.

Research and development expense

Our R&D expenses increased 57.4% to $5.5 million in the first quarter of 2024 up from $3.5 million in the first quarter of 2023. This increase is primarily due to significant growth in the number of active sites and enrollment in project ASPIRE.

Other expense, net

Other expense, net, was approximately $0.5 million for the three months ended March 31, 2024. Other expense for this period are related to foreign currency exchange loss on the intercompany receivable balance and interest expense on one promissory note.

Other expense, net, was approximately $0.3 million for the three months ended March 31, 2023. Other expense in the three months ended March 31, 2023, are related to foreign currency exchange loss on the intercompany receivable balance and interest expense on two promissory notes.

Income tax benefit

Income tax benefit increased to $138,000 for the three months ended March 31, 2024 up from zero for the three months ended March 31, 2023. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia. The ASPIRE trial is being conducted in several countries across the world, including four clinical sites in Australia as of March 31, 2024. Costs incurred to do research in Australia are available for this refundable credit.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2024 and December 31, 2023, and our cash flow data for the three months ended March 31, 2024 and 2023. It is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	March 31, 2024	December 31, 2023
Cash	$262	$2,578
Working capital (deficit)	$(8,734)	$(9,258)

Cash Flow Data	Three Months Ended March 31,
	2024	2023
Cash Provided by (Used in):
Operating Activities	$(9,392)	$(9,751)
Financing Activities	7,082	13,704
Effect of exchange rate changes on cash	(6)	(3)
Net increase (decrease) in cash	$(2,316)	$3,950

Working Capital

Our total cash and cash equivalents were $0.3 million and $2.6 million as of March 31, 2024, and December 31, 2023, respectively. We had $10.5 million in current liabilities and a working capital deficit of $8.7 million as of March 31, 2024, compared to $12.3 million in current liabilities and working capital deficit of $9.3 million as of December 31, 2023. Working capital is defined as current assets less current liabilities.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $9.4 million in the three months ended March 31, 2024, compared to approximately $9.8 million in the three months ended March 31, 2023. The net cash used in each of these periods primarily reflects the net loss for these periods and is adjusted by the effects of changes in operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $7.1 million for the three months ended March 31, 2024, compared to approximately $13.7 million in the three months ended March 31, 2023. The cash provided for the three months ended March 31, 2024 represents the $8.1 million proceeds from the sale of common stock, pre-funded warrants and warrants, partially offset by the $1.0 million payment made on one promissory note. The cash provided for the three months ended March 31, 2023 represents the $15.3 million proceeds from the sale of common stock, pre-funded warrants and warrants, partially offset by the $1.65 million payment and payoff of promissory notes.

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

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●

the progress of clinical trials required to support our applications for regulatory approvals, including the completion of our global, randomized registration trial (ASPIRE) initiated in January of 2022;

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

As of March 31, 2024, we did not have any existing credit facilities under which we could borrow funds. Historically we have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

Indebtedness

CPP issued to Sucampo GmbH (“Lender”) an Amended and Restated Promissory Note (the “Note”) on June 15, 2022 for the principal sum of approximately $6.2 million (the “Principal”). The note bears simple interest on any outstanding Principal at a rate of 5% per annum. All unpaid Principal, together with any then unpaid and accrued interest, is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on each of January 31, 2025 and January 31, 2026; and (ii) all remaining Principal plus accrued but unpaid interest on or before January 31, 2027. The Company made the scheduled January 31, 2024 payment of $1.0 million plus accrued interest within the lender provided grace period. The outstanding principal balance on March 31, 2024 was approximately $4.2 million. Accrued and unpaid interest as of March 31, 2024 totaled approximately $34,000.

Panbela has provided a Guarantee of payment in favor of the Lender for the full amount of the Note issued to the Lender.

Critical Accounting Estimates

The accounting estimates used in preparing our interim fiscal 2024 condensed consolidated financial statements are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024 our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), which could materially affect our business, financial condition or future results.

There have been no material changes in the risk factors disclosed in the Form 10-K, except the following risk associated with our Common Stock has been updated as follows:

Failure to obtain or maintain a listing of our common stock on a national securities exchange could seriously harm the liquidity of our stock and our ability to raise capital.

On March 5, 2024, a Nasdaq Hearings Panel notified us that it had determined to delist our common stock and trading of our common stock was suspended on March 7, 2024. Nasdaq completed the delisting by filing a Form 24 Notification of Delisting with the SEC on April 24, 2024. The panel reached its decision because our company did not satisfy the minimum $2.5 million stockholders’ equity requirement in Listing Rule 5550(b)(1) and was unable to comply with any of the alternative requirements in Listing Rule 5550(b). Although we are seeking all possible opportunities to obtain an alternative listing on a national securities exchange, we believe that even if we were able to regain compliance with all applicable Nasdaq continued listing requirements, it is likely that Nasdaq would have proceeded with delisting our common stock.

Our common stock became eligible for quotation on the OTCQB market starting on April 16, 2024, under the symbol “PBLA.” We have applied to list our common stock on the US Equity Listings Tier II Chicago Board of Options Exchange (“CBOE”). No assurances can be given that we will satisfy the initial listing criteria, our application will be approved, or that a trading market will develop on the CBOE. Our share price on the OTCQB may not be indicative of the market price on the CBOE, if we become listed.

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

While we have regained compliance in the past, if, for any reason, any national securities exchange were to delist our securities and we were unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders

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

In addition, if we cannot obtain or maintain a listing on a national securities exchange, we may have to continue trading on a less recognized or accepted market, such as the over the counter markets, our stock may be traded as a “penny stock”, which would make transactions in our stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to further decline.

The protection provided by the federal securities laws relating to forward-looking statements may not apply to us. The lack of this protection could harm us in the event of an adverse outcome in a legal proceeding relating to forward-looking statements made by us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to certain issuers, including “penny stock” issuers. If we are determined to have issued a “penny stock,” we will not have the benefit of this statutory safe harbor protection in the event of certain legal actions based upon forward-looking statements. The lack of this protection in a contested proceeding could harm our financial condition and, ultimately, the value of our common stock.

Our common stock is eligible for quotation on the over-the-counter-market but not listed on any national securities exchange.

Our shares of common stock are eligible for quotation on the OTCQB tier of the over-the-counter markets. Despite eligibility for quotation, no assurance can be given that any market for our common stock will be maintained for any period of time. Quotation on the over-the-counter markets is generally understood to be a less active, and therefore less liquid, trading market than other types of markets such as a national securities exchange. In comparison to a listing on a national securities exchange, quotation on the over-the-counter markets is expected to have an adverse effect on the liquidity of shares of our common stock, both in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in analyst and media coverage. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock.

Due to our reliance on third parties to conduct our clinical trials, we are unable to directly control the timing, conduct, expense and quality of our clinical trials, which could adversely affect our clinical data and results and related regulatory approvals.

We rely on independent third-party CROs to conduct many of our clinical trials, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bio-analytical analysis. Many important aspects of the services performed for us by the CROs are out of our direct control. Due to recent cash constraints, we have been unable to stay current with payments to the CRO for the ASPIRE trial.  The balance due to the CRO is recorded in the Company’s accounts payable. We were  recently notified by the CRO of their intent to terminate their relationship with us if we are unable to pay the balances due on a satisfactory timeframe. If the CRO terminates the agreement, the trial could be delayed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit No.	Description	Manner of Filing

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed on January 19, 2024)	Incorporated by Reference

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Panbela Therapeutics, Inc. (incorporated by reference to exhibit 3.1 to current report on Form 8-K filed on January 19, 2024

Incorporated by Reference

3.3	Certificate of Designation of Series A Preferred Stock, dated April 23, 2024 (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed on April 25, 2024)	Incorporated by Reference

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed on April 18, 2023)	Incorporated by Reference

4.1

Form of Warrant Agency Agreement by and between Panbela Therapeutics, Inc. and VStock Transfer, LLC (incorporated by reference to Exhibit 4.16 to registration statement on Form S-1 filed on January 4, 2024)

Incorporated by Reference

4.2	Form of Class E Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed on January 29, 2024)	Incorporated by Reference

4.3	Form of Class F Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to current report on Form 8-K filed on January 29, 2024)	Incorporated by Reference

4.4	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.17 to registration statement on Form S-1 filed on January 4, 2024)	Incorporated by Reference

10.1	Placement Agency Agreement with Roth Capital Partner, LLC, dated as of January 28, 2024 (incorporated by reference to Exhibit 10.1 of current report on From 8-K filed on January 29, 2024)	Incorporated by Reference

10.2	Securities Purchase Agreement, dated January 28, 2024 (incorporated by reference to Exhibit 10.2 of current report on Form 8-K filed on January 29, 2024)	Incorporated by Reference

10.3	Subscription and Investment Representation Agreement, dated April 23, 2024 (incorporated by reference to Exhibit 10.1 of current report on Form 8-K filed on April 25, 2024)	Incorporated by Reference

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

101

Financial statements from the quarterly report on Form 10-Q of Panbela Therapeutics, Inc. for the quarter ended March 31, 2024 formatted in Inline XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

Filed Electronically

104	Cover Page Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANBELA THERAPEUTICS, INC.

Date: May 15, 2024	/s/ Jennifer K. Simpson
Jennifer K. Simpson
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 15, 2024	/s/ Susan Horvath
Susan Horvath
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)