Form 10-Q
period 2024-06-30
Panbela Therapeutics, Inc.
filed 2024-08-13
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

On August 9, 2024 there were 4,854,861 shares of the registrant’s common stock, par value $0.001, outstanding.

Panbela Therapeutics, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Panbela Therapeutics, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59	$2,578
Prepaid expenses and other current assets	393	299
Income tax receivable	320	183
Total current assets	772	3,060
Other non-current assets	8,642	8,742
Total assets	$9,414	$11,802

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$14,293	$9,939
Accrued expenses	1,408	1,141
Accrued interest payable	87	238
Debt, current portion	1,000	1,000
Total current liabilities	16,788	12,318

Debt, net of current portion	3,194	4,194
Total non-current liabilities	3,194	4,194

Total liabilities	19,982	16,512

Stockholders' deficit:
Preferred stock, $0.001par value; 10,000,000 authorized; no shares issued or outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 4,854,931 and 480,095 issued as of June 30, 2024 and December 31, 2023 respectively; 4,854,861 and 480,025 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	5	-
Treasury Stock at cost; 70 shares at both of June 30, 2024 and December 31, 2023	(1)	(1)
Additional paid-in capital	128,223	120,043
Accumulated deficit	(139,757)	(125,497)
Accumulated comprehensive income	962	745
Total stockholders' deficit	(10,568)	(4,710)
Total liabilities and stockholders' deficit	$9,414	$11,802

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$1,106	$1,643	$2,310	$2,995
Research and development	6,997	4,234	12,519	7,750
Operating loss	(8,103)	(5,877)	(14,829)	(10,745)

Other income (expense):
Interest income	-	49	-	65
Gain on sale of intellectual property	775	-	775	-
Interest expense	(59)	(70)	(121)	(173)
Other income (expense)	248	(82)	(223)	(247)
Total other income (expense)	964	(103)	431	(355)

Loss before income tax benefit	(7,139)	(5,980)	(14,398)	(11,100)

Income tax benefit	-	147	138	149

Net loss	(7,139)	(5,833)	(14,260)	(10,951)
Foreign currency translation adjustment	(242)	68	217	231
Comprehensive loss	$(7,381)	$(5,765)	$(14,043)	$(10,720)

Basic and diluted net loss per share	$(1.47)	$(159.15)	$(3.58)	$(441.77)
Weighted average shares outstanding - basic and diluted	4,854,861	36,650	3,984,355	24,790

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

	For the Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of January 1, 2024	480,025	$-	70	$(1)	$120,043	$(125,497)	$745	$(4,710)
Proceeds from sale of common stock and warrants	4,374,836	5	-	-	8,077	-	-	8,082
Stock-based compensation	-	-	-	-	103	-	-	103
Net loss	-	-	-	-	-	(7,121)	-	(7,121)
Foreign currency translation adjustment	-	-	-	-	-	-	459	459
Balance as of March 31, 2024	4,854,861	$5	70	$(1)	$128,223	$(132,618)	$1,204	$(3,187)

Net loss	-	-	-	-	-	(7,139)	-	(7,139)
Foreign currency translation adjustment	-	-	-	-	-	-	(242)	(242)
Balance as of June 30, 2024	4,854,861	$5	70	$(1)	$128,223	$(139,757)	$962	$(10,568)

	For the Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of January 1, 2023	1,738	$-	-	$-	$82,286	$(91,094)	$759	$(8,049)
Proceeds from sale of common stock and warrants	11,853	-	-	-	15,358	-	-	15,358
Cash paid for fractional shares	-	-	-	-	(4)	-	-	(4)
Warrant exchange cashless	13,197	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	180	-	-	180
Net loss	-	-	-	-	-	(5,118)	-	(5,118)
Foreign currency translation adjustment	-	-	-	-	-	-	163	163
Balance as of March 31, 2023	26,788	$-	-	$-	$97,820	$(96,212)	$922	$2,530

Proceeds from sale of common stock and warrants	100,442	$-	-	-	7,713	$-	$-	$7,713
Cash paid for fractional shares	-	-	-	-	(5)	-	-	(5)
Warrant exchange cashless	3,384	-	-	-	-	-	-	-
Adjust for Stock Split on 6/1/2023	(30)	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	329	-	-	329
Net loss	-	-	-	-	-	(5,833)	-	(5,833)
Foreign currency translation adjustment	-	-	-	-	-	-	68	68
Balance as of June 30, 2023	130,584	$-	-	$-	$105,857	$(102,045)	$990	$4,802

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,260)	$(10,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	103	509
Non-cash interest expense	87	107
Gain on sale of intellectual property	(775)	-
Changes in operating assets and liabilities:
Income tax receivable	(140)	(149)
Prepaid expenses and other current assets	(96)	(2,967)
Other non-current assets	100	(5,541)
Accounts payable	4,578	5,811
Accrued liabilities	30	(2,311)
Net cash used in operating activities	(10,373)	(15,492)

Cash flows from investing activities:
Proceeds from sale of intellectual property	775	-
Net cash provided by investing activities	775	-

Cash flows from financing activities:
Proceeds from public offering of common stock and warrants, net of fees and offering costs of $0.9 million and $2.1 million respectively	8,082	23,071
Cash paid for fractional shares	-	(9)
Principal payments on notes	(1,000)	(1,650)
Net cash provided by financing activities	7,082	21,412

Effect of exchange rate changes on cash	(3)	-

Net change in cash	(2,519)	5,920
Cash and cash equivalents at beginning of period	2,578	1,285
Cash and cash equivalents at end of period	$59	$7,205

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$272	$386

Supplemental disclosure of non-cash transactions:
Cashless exercise of warrants	$-	$(8)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Business

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

On March 5, 2024, the Nasdaq Stock Market LLC (“Nasdaq”) notified us that the Nasdaq Hearings Panel had determined to delist our common stock and trading of our common stock was suspended on Nasdaq effective March 7, 2024. On April 17, 2024, our common stock became eligible for quotation on the OTCQB. Also in April 2024, Nasdaq filed a Form 25 Notification of Removal from Listing with the U.S. Securities and Exchange Commission (the “SEC”) and the delisting of our common stock from Nasdaq became effective ten days later.

We have applied to relist our common stock on the Nasdaq. No assurances can be given that we will satisfy the initial listing criteria, the application will be approved, or, if listed, that a trading market will develop or be maintained. In the interim, we intend to maintain the existing eligibility for quotation of our common stock on the OTCQB under its current symbol, “PBLA.”

We have incurred losses of $139.8 million since our inception in 2011. For the six months ended June 30, 2024, we incurred a net loss of $14.3 million. We also incurred negative cash flows from operating activities of approximately $10.4 million for this period. As we continue to pursue development activities and seek commercialization, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of June 30, 2024, we had cash of approximately $59,000, working capital deficit of $16.0 million, (working capital is defined as current assets less current liabilities), and stockholders’ deficit of $10.6 million. The Company’s principal sources of cash have historically included the issuance of debt and equity securities.

As previously announced, our contract research organization (“CRO”) for the ASPIRE trial notified the Company of their intent to terminate our relationship as of June 15, 2024 if we were unable to pay the balance due within a satisfactory timeframe. In exchange for a $1.5 million payment made on July 26, 2024, our CRO for the ASPIRE trial has provided an extension of their intent to terminate our relationship to August 19, 2024. The payment to that CRO was funded by proceeds from a loan secured by the Company, as further described in both Note 4, titled “Liquidity and Business Plan” and Note 10, titled “Subsequent Events”. If we are unable to pay the remaining balance due, or unable to negotiate an extension, by August 16, 2024, the CRO will begin termination procedures as of August 19, 2024. The balance due totaled $11.2 million as of June 30, 2024, and is recorded in the Company’s current liabilities. If the CRO terminates the relationship, the ASPIRE trial could be delayed.

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

On July 24, 2024, Panbela and its wholly-owned subsidiary, CPP, entered into a Loan Agreement (the “Loan Agreement”) with USWM, LLC (“USWM”) by executing and delivering to the Lender a Term Promissory Note (the “USWM Term Note”). Pursuant to the Loan Agreement, Panbela and CPP obtained a term loan from USWM in the original principal amount of $1,500,000 (the “USWM Loan”). The Loan Agreement and USWM Term Note are described in more detail in Note 10 titled “Subsequent Events”.

On January 31, 2024, the Company completed a registered public offering of common stock and warrants to purchase shares of common stock which resulted in gross proceeds of approximately $9.0 million.

During the year ended December 31, 2023, the Company completed two registered offerings of common stock and warrants to purchase shares of common stock. On June 21, 2023 and January 31, 2023, the Company completed registered public offerings for gross proceeds of approximately $8.5 million and $15.0 million, respectively.

The Company provided inducement warrants to certain shareholders to exercise their warrants. On November 2, 2023 gross proceeds were approximately $1.9 million and on December 21, 2023 the gross proceeds were approximately $2.0 million from these transactions.

During 2023, the Company also sold shares of common stock via an At the Market (ATM) facility with net proceeds of approximately $1.6 million.

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

The fair value of stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The determination of the fair value of stock-based awards is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term of each award. Expected volatility rates are based on historical company share price volatility. The assumed dividend yield is zero, as we do not expect to declare any dividends in the future. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

Foreign currency translation adjustments

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Australia Pty Ltd, are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity. During the six-month periods ended June 30, 2024 and 2023, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

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

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of the dates indicated:

	June 30,
	2024	2023
Employee and non-employee stock options	607	607
Common stock issuable under common stock purchase warrants	9,090,939	10,139
	9,091,546	10,746

6.	Notes Payable

Sucampo promissory note

As of June 30, 2024, CPP had a balance outstanding of approximately $4.3 million for principal and interest under an amended and restated promissory note (the “Sucampo Note). The note was issued with an initial principal amount of approximately $6.2 million in favor of Sucampo GmbH dated as of June 15, 2022. The principal balance outstanding as of June 30, 2024 is approximately $4.2 million under the Sucampo Note and it bears simple interest at a rate of 5% per annum. All unpaid principal, together with any then unpaid and accrued interest is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31, 2025, and January 31, 2026; and (ii) all remaining principal plus accrued but unpaid interest on or before January 31, 2027. On March 8, 2024, the Company paid the second installment on the balance due of $1.0 million plus accrued interest of approximately $260,000. This payment was made prior to the expiration of a grace period provided by the lender.

As of June 30, 2024, the Company was current in all payments due under the Sucampo Note and the accrued and unpaid interest on this note was approximately $87,000. Panbela has agreed to guarantee CPP’s payment obligations under the Sucampo Note pursuant to a Guaranty dated as of June 15, 2022.

7.	Stockholders’ Equity

Public offering of common stock and warrants January 2024

On January 31, 2024, the Company completed a registered public offering and issued an aggregate of 794,000 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 3,581,000 shares of common stock at an exercise price of $0.001 per shares and warrants to purchase up to an aggregate of 8,750,000 shares of its common stock. The initial exercise price of the warrants is $2.06 per underlying share. The securities were issued for a combined offering price of $2.06 per share of common stock and 2 warrants, or $2.059 per pre-funded warrant and 2 warrants. Net proceeds from the offering totaled approximately $8.1 million. As of June 30, 2024, all pre-funded warrants had been exercised. The securities were offered pursuant to an effective registration statement on Form S-1.

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

The following shares of common stock were reserved for future issuance as of the date indicated:

June 30, 2024
Stock options outstanding	607
Shares available for grant under equity incentive plan	163,800
Warrants outstanding	9,090,939
9,255,346

8.	Stock-based Compensation

2016 Omnibus Incentive Plan

The 2016 Omnibus Incentive Plan, as amended (the “2016 Plan”) initially authorized the issuance of up to 116 shares of our common stock pursuant to awards granted thereunder and 164,246 shares have been added pursuant to its annual evergreen feature. As of June 30, 2024, options to purchase 561 shares of our common stock were outstanding under the 2016 Plan with a weighted average price of $14,420.00 per share and average remaining life of approximately 8.4 years. Approximately 163,800 shares of our common stock remained available for future grants under the 2016 Plan as of the same date.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Panbela Therapeutics, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the original receipt of stockholder approval for the 2016 Plan in May 2016. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. As of June 30, 2024, options to purchase 5 shares of our common stock remained outstanding under the 2011 Plan. The weighted average exercise price is $76,200.00 per share, and the average remaining life is approximately 0.7 years.

CPP’s 2010 Equity Incentive Plan

The Company has assumed all remaining rights and obligations with respect to CPP’s 2010 Equity Incentive Plan (the “CPP Plan”) through the issuance of replacement options. As of June 30, 2024, options to purchase 41 shares of our common stock remained outstanding under the CPP Plan, with a weighted average exercise price of $6,743.41 per share, and the average remaining contractual life was 6.2 years.

Stock-based compensation expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 30, 2024, vest based upon time-based and performance conditions. There was no unamortized stock-based compensation expense related to options granted to employees, directors, and consultants as of June 30, 2024.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
General and Administrative	$68	$416
Research and Development	35	93
	$103	$509

There were no options granted, exercised, cancelled, or forfeited during the six months ended June 30, 2024.

Information about stock options outstanding, vested and expected to vest as of June 30, 2024 is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

	$300		503	8.75	$300.00	503	8.75
$5,280	-	$7,709	39	6.50	$5,280.00	39	6.50
$26,400	-	$98,160	37	4.79	$79,787.03	37	4.79
$100,080	-	$362,400	28	4.79	$194,220.00	28	4.79
	Totals		607	8.18	$14,410.36	607	8.18

9.	Gain on Sale of Intellectual Property

In July of 2023, the Company divested certain rights, titles and interests in its eflornithine pediatric neuroblastoma program. Under the original terms of the agreement, the Company was entitled to receive up to approximately $9.5 million in non-dilutive funding in exchange for the sale of these assets. An initial payment of $0.4 million was recorded as a gain on sale of intellectual property at closing. On April 28, 2024, the Company negotiated an amendment to the agreement. In exchange for a second non-refundable payment of approximately $0.8 million the Company agreed to give up two potential future payments associated with two milestones. This nondilutive payment was received by the Company at the signing of the amendment and was recorded as a gain on sale of intellectual property. Per the amended terms, total potential payments remaining, if certain milestones are achieved, is approximately $7.6 million. The Company did not recognize a gain for any potential future payments as the milestones are not considered to be probable or measurable.

10.	Subsequent Events

On July 24, 2024, Panbela and its wholly-owned subsidiary, CPP, entered into the Loan Agreement with USWM by executing and delivering to USWM the USWM Term Note. Pursuant to the Loan Agreement, the Panbela and CPP obtained a term loan from USWM in the original principal amount of $1,500,000 (the “USWM Loan”). The USWM Loan is scheduled to mature on the first to occur of: (i) the closing of a Qualifying Financing (as defined in the USWM Term Note); (ii) the closing of a Qualifying Transaction (as defined in the USWM Term Note) (the “Transaction Maturity Date”); and (iii) December 31, 2024 (as applicable, the “Financing Maturity Date”).

As used in the USWM Term Note, (a) “Qualifying Financing” means any capital increase, issue of equity-linked instruments, capital stock, shares or other equivalent instruments, subordinated debt or other securities by Borrower whether through a private placement, uplisting or otherwise raising net proceeds in an aggregate amount equal to or greater than One Million Eight Hundred Seventy-Five Thousand and 00/100ths US Dollars ($1,875,000.00); and (b) “Qualifying Transaction” means the closing of any sale, assignment, license, royalty or other agreement or transaction with a third-party other than Lender having the effect of assigning, transferring or granting, or committing to assign, transfer or grant, any right, title, license or interest in, to or under Borrower’s asset known as “Ivospemin (SBP-101)” or any patent, patent application, trademark, copyright, know-how, trade secret or other intellectual property related to such asset.

The USWM Term Note had an original principal amount of $1,500,000 and bears interest and premium as follows: (i) interest and premium in the amount of $375,000 due and payable on the Financing Maturity Date; plus (ii) interest and premium in an amount equal to ten percent (10%) of all proceeds generated by the Company pursuant to a Qualifying Transaction (the “Qualifying Transaction Payment”), due and payable on the Transaction Maturity Date, provided, however, that the Qualifying Transaction Payment shall not exceed $1,000,000. The Company may prepay all or part of the USWM Term Note at any time without penalty.

The USWM Loan proceeds may only be used by the Company for payment of fees and expenses owed to its CRO for the ASPIRE trial, for other working capital purposes, and to pay any fees or expenses in connection with the USWM Loan. To secure their obligations under the Loan Agreement and USWM Term Note, Panbela and CPP entered into a Security Agreement in favor of the USWM whereby each granted to USWM a first priority security interest in all of Panbela’s and CPP’s rights, title and interest in the Asset Purchase Agreement, dated July 17, 2023, by and among USWM, Panbela, and CPP.

Effective as of July 31, 2024, Panbela issued a promissory note in the principal amount of $100,000 to current member of its Board of Directors, D. Robert Schemel, in exchange for a short term loan of the same amount. In accordance with our related party transaction approval policy, the transaction was approved by the audit committee of our Board of Directors, with Mr. Schemel abstaining from deliberation and voting on the matter. The promissory note is scheduled to mature on September 30, 2024 and bears interest at 10% per annum. The promissory note is subordinate to the UWSM Loan in right of repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report and other publicly available documents, including any documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, “forward-looking statements When used in the following discussion, the words “anticipates,” “intends,” “believes,” “expects,” “plans,”” seeks,” “estimates,” “likely,” “may,” “would,” “will,” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding (i) our plans to initiate a randomized clinical trial; and (ii) our estimates of additional funds that may be required to complete our development plan and obtain necessary approvals. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially and adversely from the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (i) our ability to obtain additional capital, on acceptable terms or at all, required to implement our business plan; (ii) our lack of diversification and the corresponding risk of an investment in our Company and the corresponding risk of potential deterioration of our financial condition and results due to failure to diversify; (iii) our ability to obtain and maintain a listing on a national securities exchange; (iv) results, progress and success of our randomized Phase Ia/Ib and Phase II/III clinical trials; (v) potential delays or risks to the success of our randomized Phase II/III clinical trial resulting from a termination in our relationship with our CRO; (vi) our ability to demonstrate the safety and effectiveness of our product candidates: ivospemin ( SBP-101 ), Flynpovi, and eflornithine (CPP-1X)  (vii) our ability to obtain regulatory approvals for our product candidates, SBP-101, Flynpovi and CPP-1X in the United States, the European Union or other international markets; (viii) the market acceptance and level of future sales of our product candidates, SBP-101, Flynpovi and CPP-1X ; (ix) the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidates, SBP-101, Flynpovi and CPP-1X ; (x) the rate of progress in establishing reimbursement arrangements with third-party payors; (xi) the effect of competing technological and market developments; (xii) the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and (xiii) such other factors as discussed in Part I, Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

In 2018, we began enrolling patients in our second clinical trial, a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of ivospemin administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in four cohorts to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion phase of the trial. Interim results were presented in January of 2022. Best response in evaluable subjects (cohorts 4 and Ib N=29) was a CR in 1 (3%), PR in 13 (45%), SD in 10 (34%) and PD in 5 (17%). One subject did not have post baseline scans with RECIST tumor assessments. Median PFS, now final at 6.5 months, may have been negatively impacted by drug dosing interruptions to evaluate potential toxicity. Median overall survival in cohort 4 + Phase Ib was 12.0 months when data was presented in January 2022 and is now final at 14.6 months. Two patients from cohort 2 have demonstrated long term survival. One at 30.3 months (final data) and one at 33.0 months and were still alive at database lock on March 18, 2022. Six additional subjects from cohort 4 and Phase Ib are still alive at database lock.

In January of 2022, the Company announced the initiation of a new clinical trial. Referred to as ASPIRE, the trial is a randomized double-blind placebo-controlled trial in combination with gemcitabine and nab-paclitaxel, a standard pancreatic cancer treatment regimen in patients previously untreated for metastatic pancreatic cancer. The trial will be conducted globally at approximately 94 sites in the United States, Europe and Asia – Pacific. The Company announced the first patient enrolled in the trial in Australia in August of 2022. In September 2022, the Company announced that they had obtained regulatory approval to open sites in Spain, France and Italy. On June 30, 2024 there were 89 sites open in 10 countries.

The trial was originally designed as a Phase II/III with a smaller initial sample size. In response to European and FDA regulatory feedback, the study was amended to include the total trial sample size (600) and the design was modified to utilize overall survival (the primary endpoint) to be examined at interim analysis as well. All countries are open, and the full complement of sites are also open as of June 30, 2024. The independent Data Safety Monitoring Board (DSMB) has met three times for a prespecified safety analysis, most recently in June 2024, and recommended the trial continue without modification. On January 25, 2024, the Company announced that the trial had exceeded 50% enrollment and projects that full enrollment will be completed by the first quarter of 2025. The interim data analysis based on overall survival was originally projected to be available by the middle of 2024. The Company announced on April 22, 2024 that the interim analysis is now expected in the first quarter of 2025, as the patients are living longer than expected which may suggest a survival benefit. On June 24, 2024, the Company reaffirmed the enrollment completion in Q1 2025 and the interim analysis is still expected in early 2025.

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

In a Phase III study, the efficacy and safety of the combination of eflornithine and sulindac known as Flynpovi, as compared with either drug eflornithine or sulindac alone, in adults with familial adenomatous polyposis (“FAP”) was conducted. A total of 171 patients underwent randomization. Disease progression occurred in 18 of 56 patients (32%) in the Flynpovi group, 22 of 58 (38%) in the sulindac group, and 23 of 57 (40%) in the eflornithine group, with a hazard ratio of 0.71 (95% confidence interval (“CI”), 0.39 to 1.32) for Flynpovi as compared with sulindac (p = 0.29) and 0.66 (95% CI, 0.36 to 1.23) for Flynpovi as compared with eflornithine. In a post-hoc analysis, none of the patients in the Flynpovi arm progressed to a need for lower gastrointestinal (“LGI”) surgery for up to 48 months compared with 7 (13.2%) and 8 (15.7%) patients in the sulindac and eflornithine (CPP-1X) arms. These data corresponded to risk reductions for the need for LGI surgery approaching 100% between Flynpovi and either monotherapy with HR = 0.00 (95% CI, 0.00–0.48; p = 0.005) for Flynpovi versus sulindac and HR = 0.00 (95% CI, 0.00–0.44; p = 0.003) for Flynpovi versus eflornithine. Given the statistical significance of the LGI group, a new drug application (“NDA”) was filed with the FDA. As the study failed to meet the primary endpoint, and the NDA was based on the results of an exploratory analysis, a complete response letter was issued. To address this deficiency concern, the Company must submit the results of one or more adequate and well-controlled clinical trials which demonstrate an effect on a clinical endpoint.

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

On June 10, 2024, the Company announced the Oral Presentation at Digestive Disease Week (DDW): Evaluation of the Safety and Efficacy of Eflornithine (Difluoromethylornithine, DFMO) in Patients with Gastric Premalignant Conditions in the High Incidence Areas of Latin America. The results of the study demonstrated that eflornithine reduced DNA damage long-term in patients after completing treatment, as measured by pH2AX immunostaining, a DNA damage marker was significantly lower at the 24 month vs. 18 month time point in the eflornithine group and unchanged in the placebo group.

On July 17, 2023, the Company divested certain rights, titles and interests in its eflornithine pediatric neuroblastoma program. Included in these assets is an ongoing trial evaluating eflornithine sachets in relapsed refractory neuroblastoma supported by the Children’s Oncology Group (“COG”) /NCI. Under the terms of the agreement with US World Meds®, the Company is entitled to receive up to approximately $9.5 million in non-dilutive funding in exchange for the sale of these assets. An initial payment of $400,000 was received by the Company at the time of closing, remaining payments will be receivable if the acquiring company successfully completes certain milestones related to clinical development, regulatory approval and commercial sales. In April 2024, an additional upfront payment of $0.8 million was made to the Company in exchange for an amendment which reduced certain future milestones. After this amendment the Company is now entitled to receive up to approximately $7.6 million in addition to the funding already received.

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

We have incurred losses of $139.8 million since 2011. For the six months ended June 30, 2024, we incurred a net loss of $14.3 million. We also incurred negative cash flows from operating activities of approximately $10.4 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize.

Our cash was approximately $0.1 million and $2.6 million as of June 30, 2024 and December 31, 2023, respectively. A decrease of $2.5 million in cash for the six months ended June 30, 2024 was due to $10.4 million negative cash flow from operations offset in part by $0.8 million of net investing activities and $7.1 million of net financing activities. Cash used in operations was significantly reduced during the second quarter as the Company’s current liabilities were increased. Net financing activities included a registered public offering of common stock, pre-funded warrants, and warrants with net proceeds of approximately $8.1 million. In the same period, the Company also recorded $1.0 million in loan repayments.

We need to raise additional capital immediately to continue our operations and execute our business plan, including completing required future trials and pursuing regulatory approvals in the United States, the European Union, and other international markets. Historically we have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. This risk would increase if our clinical data were not positive or if economic or market conditions deteriorate. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

If we are unable to obtain additional financing, we would need to take further actions to scale back our operations, taking actions which may include, among other things, reducing use of outside professional service providers, reducing staff or staff compensation, significantly modifying, or delaying the development of our product candidates, licensing to third parties the rights to commercialize our product candidates, or ceasing operations.

Recent Developments

On March 5, 2024, the Nasdaq Stock Market LLC (“Nasdaq”) notified us that the Nasdaq Hearings Panel had determined to delist our common stock and trading of our common stock was suspended on Nasdaq effective March 7, 2024. On April 17, 2024, our common stock became eligible for quotation on OTCQB. Also in April 2024, Nasdaq filed a Form 25 Notification of Removal from Listing with the U.S. Securities and Exchange Commission (the “SEC”) and the delisting of our common stock from Nasdaq became effective ten days later.

We have applied to relist our common stock on the Nasdaq. No assurances can be given that we will satisfy the initial listing criteria, the application will be approved, or, if listed, that a trading market will develop or be maintained. In the interim, we intend to maintain the existing eligibility for quotation of our common stock on the OTCQB under its current symbol, “PBLA.”

To meet the initial listing requirements for Nasdaq, the closing bid price of our common stock must meet or exceed $4.00 per share at the close of this offering. At a special meeting of stockholders held on May 28, 2024, we obtained approval from our stockholders proposed amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at a reverse stock split ratio ranging from any whole number between 1-for-10 and 1-for-45, subject to and as determined by our Board of Directors. The primary reason we sought stockholder approval of the reverse stock split is to attempt to increase the per share market price of our common stock to exceed the minimum closing bid price of our common stock. Our Board of Directors has approved a reverse stock split ratio of 1-for-45, to be applied if and when the pending reverse stock split is effected.

As previously announced, our contract research organization (“CRO”) for the ASPIRE trial notified the Company of their intent to terminate our relationship as of June 15, 2024 if we were unable to pay the balance due by that date. In exchange for a $1.5 million payment made on July 26, 2024, our CRO for the ASPIRE trial has provided an extension of their intent to terminate our relationship to August 19, 2024. The payment to that CRO was funded by proceeds from the USWM Loan, as further described in Note 10, titled “Subsequent Events.” If we are unable to pay the remaining balance due, or unable to negotiate an extension, by August 16, 2024, the CRO has indicated that it will begin termination procedures as of August 19, 2024. The balance due totaled $9.7 million at August 7, 2024 and is recorded in the Company’s current liabilities. If the CRO terminates the relationship, the ASPIRE trial could be delayed.

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percent Change	2024	2023	Percent Change
Operating Expenses
General and administrative	$1,106	$1,643	-32.7%	$2,310	$2,995	-22.9%
Research and development	6,997	4,234	65.3%	12,519	7,750	61.5%
Total operating expenses	8,103	5,877	37.9%	14,829	10,745	38.0%

Other income (expense), net	964	(103)	-1035.9%	431	(355)	-221.4%
Income tax benefit	-	147	-	138	149	-7.4%

Net Loss	$(7,139)	$(5,833)	22.4%	$(14,260)	$(10,951)	30.2%

Research and development (“R&D”) and general and administrative (“G&A”) expenses include non-cash share-based compensation expense resulting from our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 30, 2024 vest upon performance or time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss:

	Six Months Ended June 30,
	2024	2023
General and administrative	$68	$416
Research and development	35	$93
Total stock based compensation	$103	$509

Three months ended June 30, 2024 and June 30, 2023

General and administrative expense

Our G&A expenses decreased 32.7% to $1.1 million in the second quarter of 2024 down from $1.6 million in the second quarter of 2023. The decrease is due primarily to reduced legal and other professional services.

Research and development expense

Our R&D expenses increased 65.3% to $7.0 million in the second quarter of 2024 up from $4.2 million in the second quarter of 2023. This increase is primarily due to significant growth in the number of active sites and enrollment in project ASPIRE.

Other income (expense), net

Other income, net, was approximately $1.0 million for the three months ended June 30, 2024. Other income for this period includes $0.8 million from the gain on sale of intellectual property and $0.2 million foreign currency exchange gain on the intercompany receivable balance. This income was reduced by interest expense on one promissory note.

Other expense, net, was approximately $0.1 million for the three months ended June 30, 2023. Other expense in the three months ended June 30, 2023, is related to foreign currency exchange loss on the intercompany receivable balance and interest expense on two promissory notes.

Income tax benefit

No income tax benefit was recorded for the three months ended June 30, 2024 which is down from $147,000 for the three months ended June 30, 2023. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia. The ASPIRE trial is being conducted in several countries across the world, including four clinical sites in Australia as of June 30, 2024. Costs incurred to do research in Australia are available for this refundable credit.

Six months ended June 30, 2024 and June 30, 2023

General and administrative expense

Our G&A expenses decreased 22.9% to $2.3 million in the six months ended June 30, 2024 down from $3.0 million in the six months ended June 30, 2023. The decrease is due primarily to reduced legal and other professional services.

Research and development expense

Our R&D expenses increased 61.5% to $12.5 million in the six months ended June 30, 2024 up from $7.8 million in the six months ended June 30, 2023. R&D expenses increased $4.7 million in the first six months of 2024 due to increased sites and subject enrollments in the ASPIRE trial. The ASPIRE trial will continue to drive increased costs versus the prior year as the number of sites approaches the planned total and enrollment increases as these new sites begin to enroll.

Other income (expense), net

Other income, net, was approximately $0.4 million for the six months ended June 30, 2024. Other income for this period is related to the gain on sale of intellectual property, partially offset by foreign currency exchange loss on the intercompany receivable balance and interest expense on one promissory note.

Other expense, net, was approximately $0.4 million for the six months ended June 30, 2023, which was related to foreign currency exchange loss on the intercompany receivable balance and interest expense on two promissory notes.

Income tax benefit

Income tax benefit decreased to $138,000 for the six months ended June 30, 2024 down from $149,000 for the six months ended June 30, 2023. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2024 and December 31, 2023, and our cash flow data for the six months ended June 30, 2024 and 2023. It is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	June 30, 2024	December 31, 2023
Cash	$59	$2,578
Working capital (deficit)	$(16,016)	$(9,258)

Cash Flow Data	Six Months Ended June 30,
	2024	2023
Cash Provided by (Used in):
Operating Activities	$(10,373)	$(15,492)
Investing Activities	775	-
Financing Activities	7,082	21,412
Effect of exchange rate changes on cash	(3)	-
Net increase (decrease) in cash	$(2,519)	$5,920

Working Capital

Our total cash and cash equivalents were $0.1 million and $2.6 million as of June 30, 2024, and December 31, 2023, respectively. We had $16.8 million in current liabilities and a working capital deficit of $16.0 million as of June 30, 2024, compared to $12.3 million in current liabilities and working capital deficit of $9.3 million as of December 31, 2023. Working capital is defined as current assets less current liabilities.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $10.4 million in the six months ended June 30, 2024, compared to approximately $15.5 million in the six months ended June 30, 2023. The net cash used in each of these periods primarily reflects the net loss for these periods and is adjusted by the effects of changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Cash provided by investing activities includes $0.8 million of proceeds from the sale of intellectual property in the six months ended June 30, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $7.1 million for the six months ended June 30, 2024, compared to approximately $21.4 million in the six months ended June 30, 2023. The cash provided for the six months ended June 30, 2024 represents the $8.1 million proceeds from the sale of common stock and warrants, partially offset by the $1.0 million payment made on one promissory note. The cash provided for the six months ended June 30, 2023 represents the $23.1 million proceeds from the sale of common stock and warrants, partially offset by the $1.7 million payment and payoff of promissory notes.

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

As of June 30, 2024, we did not have any existing credit facilities under which we could borrow funds. Historically we have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

Indebtedness

CPP issued to Sucampo GmbH (“Sucampo”) an Amended and Restated Promissory Note (the “Sucampo Note”) on June 15, 2022 for the principal sum of approximately $6.2 million. The note bears simple interest on any outstanding principal amount at a rate of 5% per annum. All unpaid principal, together with any then unpaid and accrued interest, is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on each of January 31, 2025 and January 31, 2026; and (ii) all remaining Principal plus accrued but unpaid interest on or before January 31, 2027. The Company made the scheduled January 31, 2024 payment of $1.0 million plus accrued interest within the lender provided grace period. The outstanding principal balance on June 30, 2024 was approximately $4.2 million. Accrued and unpaid interest as of June 30, 2024 totaled approximately $87,000.

Panbela has provided a Guarantee of CPP’s payment obligations in favor of Sucampo for the full amount of the Sucampo Note.

Subsequent to the end of the second quarter, on July 24, 2024, Panbela and its wholly-owned subsidiary, Cancer Prevention Pharmaceuticals, Inc. (“CPP”), entered into a Loan Agreement (the “Loan Agreement”) with USWM, LLC (“USWM”). Pursuant to the Loan Agreement, the Panbela and CPP obtained a term loan from USWM in the original principal amount of $1,500,000 (the “USWM Loan”) The USWM Loan is scheduled to mature on the first to occur of: (i) the closing of a Qualifying Financing (as defined in the Term Note); (ii) the closing of a Qualifying Transaction (as defined in the Term Note) (the “Transaction Maturity Date”); and (iii) December 31, 2024 (as applicable, the “Financing Maturity Date”).

The Term Note is in the original principal amount of $1,500,000 and bears interest and premium as follows: (i) interest and premium in the amount of $375,000 due and payable on the Financing Maturity Date; plus (ii) interest and premium in an amount equal to ten percent (10%) of all proceeds generated by the Company pursuant to a Qualifying Transaction (the “Qualifying Transaction Payment”), due and payable on the Transaction Maturity Date, provided, however, that the Qualifying Transaction Payment shall not exceed $1,000,000. Panbela and CPP may prepay all or part of the Term Note at any time without penalty. Pursuant to the Loan Agreement, Panbela and CPP have entered into a Security Agreement granting the Lender certain rights in collateral.

Effective as of July 31, 2024, Panbela issued a promissory note in the principal amount of $100,000 to current member of our Board of Directors, D. Robert Schemel, in exchange for a short-term loan of the same amount. In accordance with our related party transaction approval policy, the transaction was approved by the audit committee of our Board of Directors, with Mr. Schemel abstaining from deliberation and voting on the matter. The promissory note is scheduled to mature on September 30, 2024 and bears interest at 10% per annum. The promissory note is subordinate to the UWSM Loan in right of repayment. The foregoing description of the promissory note does not purport to be complete and is qualified by reference to the full text of the promissory note and subordination agreement, which are filed as Exhibits 10.6 and 10.7 to this quarterly report, respectively.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024 our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Nasdaq completed the delisting of our common stock by filing a Form 25 Notification of Delisting with the SEC on April 24, 2024. Our common stock became eligible for quotation on the OTCQB market starting on April 16, 2024, under the symbol “PBLA.” We have applied to relist our common stock on the Nasdaq. No assurances can be given that we will satisfy the listing criteria, our application will be approved, or that a trading market will develop or be maintained. Our share price on the OTCQB may not be indicative of the market price on Nasdaq if we become listed.

If, for any reason, we were unable to obtain listing on Nasdaq or another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

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

In addition, if we cannot obtain or maintain a listing on a national securities exchange, we may have to continue trading on a less recognized or accepted market, such as the OTCQB, our stock would continue to be traded as a “penny stock”, which would make transactions in our stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to decline further.

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

We rely on independent third-party CROs to conduct many of our clinical trials, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bio-analytical analysis. Many important aspects of the services performed for us by the CROs are out of our direct control. Due to recent cash constraints, we have been unable to stay current with payments to the CRO for the ASPIRE trial. In May 2024, we were notified by the CRO of their intent to terminate their relationship with us if we were unable to pay the balances due in a satisfactory timeframe. In exchange for a $1.5 million payment made on July 26, 2024, our CRO for the ASPIRE trial has provided an extension of their intent to terminate our relationship to August 19, 2024. The payment to that CRO was funded by proceeds from the USWM Loan. If we are unable to pay the balance due, or unable to negotiate an extension, by August 16, 2024, the CRO has indicated that it will begin termination procedures as of August 19, 2024. The balance due totaled $9.7 million as of August 7, 2024, and is recorded in the Company’s current liabilities If the CRO terminates the relationship, the ASPIRE trial could be delayed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

During the three months ended June 30,2024, no director or officer (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit No.	Description	Manner of Filing

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed on January 17, 2023)	Incorporated by Reference
3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed May 31, 2023)	Incorporated by Reference
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed on January 19, 2024)	Incorporated by Reference
3.4	Certificate of Designation of Series A Preferred Stock, dated April 23, 2024 (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed on April 25, 2024)	Incorporated by Reference
3.5	Certificate of Elimination of Series A Preferred Stock, dated June 28, 2024 (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed on July 3, 2024)	Incorporated by Reference
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed on April 18, 2023)	Incorporated by Reference
4.1

Form of Warrant Agency Agreement by and between Panbela Therapeutics, Inc. and VStock Transfer, LLC (incorporated by reference to Exhibit 4.16 to registration statement on Form S-1 filed on January 4, 2024)

Incorporated by Reference
4.2	Form of Class E Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed on January 29, 2024)	Incorporated by Reference
4.3	Form of Class F Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to current report on Form 8-K filed on January 29, 2024)	Incorporated by Reference
10.1	Subscription and Investment Representation Agreement, dated April 23, 2024 (incorporated by reference to Exhibit 10.1 of current report on Form 8-K filed on April 25, 2024)	Incorporated by Reference
10.2	Loan Agreement, dated July 24, 2024 (incorporated by reference to Exhibit 10.1 of current report on form 8-K filed on July 30, 2024)	Incorporated by Reference
10.3	Term Promissory Note, dated July 24, 2024 (incorporated by reference to Exhibit 10.2 of current report on Form8-K filed on July 30, 2024)	Incorporated by Reference
10.4	Security Agreement, dated July 24, 2024 (incorporated by reference to Exhibit 10.3 of current report on Form 8-K filed on July 30, 2024)	Incorporated by Reference
10.5	Waiver by and among Panbela Therapeutics, Inc., Cancer Prevention, Pharmaceuticals, LLC and USWM, LLC, dated August 8, 2024	Filed Electronically
10.6	Subordinated Promissory Note, dated as of August 8, 2024	Filed Electronically
10.7	Subordination Agreement, dated as of August 8, 2024	Filed Electronically
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
101

Financial statements from the quarterly report on Form 10-Q of Panbela Therapeutics, Inc. for the quarter ended June 30, 2024 formatted in inline XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

Filed Electronically
104	Cover Page Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANBELA THERAPEUTICS, INC.

Date: August 13, 2024	/s/ Jennifer K. Simpson
Jennifer K. Simpson President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 13, 2024	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)