Form 10-Q
period 2024-09-30
Panbela Therapeutics, Inc.
filed 2024-11-14
CIK 1029125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

On November 11, 2024 there were 4,854,831 shares of the registrant’s common stock, par value $0.001, outstanding.

Panbela Therapeutics, Inc.
Index to Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Panbela Therapeutics, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142	$2,578
Prepaid expenses	109	299
CRO deposits	4,585	-
Income tax receivable	332	183
Total current assets	5,168	3,060
Other non-current assets	-	8,742
Total assets	$5,168	$11,802

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$10,950	$9,939
Accrued expenses	5,469	1,141
Accrued interest payable	523	238
Notes payable	2,200	-
Debt, current portion	1,000	1,000
Total current liabilities	20,142	12,318

Debt, net of current portion	3,194	4,194
Total non-current liabilities	3,194	4,194

Total liabilities	23,336	16,512

Stockholders' deficit:
Preferred stock, $0.001par value; 10,000,000 authorized; no shares issued or outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 100,000,000 authorized; 4,854,931 and 480,095 issued as of September 30, 2024 and December 31, 2023 respectively; 4,854,861 and 480,025 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	5	-
Treasury Stock at cost; 70 shares at both of September 30, 2024 and December 31, 2023	(1)	(1)
Additional paid-in capital	128,223	120,043
Accumulated deficit	(146,936)	(125,497)
Accumulated comprehensive income	541	745
Total stockholders' deficit	(18,168)	(4,710)
Total liabilities and stockholders' deficit	$5,168	$11,802

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$1,113	$1,107	$3,422	$4,102
Research and development	6,052	6,739	18,570	14,501
Operating loss	(7,165)	(7,846)	(21,992)	(18,603)

Other income (expense):
Interest income	-	49	-	114
Gain on sale of intellectual property	-	400	775	400
Interest expense	(442)	(71)	(564)	(245)
Other income (expense)	435	(382)	203	(622)
Total other income (expense)	(7)	(4)	414	(353)

Loss before income tax benefit	(7,172)	(7,850)	(21,578)	(18,956)

Income tax benefit	-	19	139	167

Net loss	(7,172)	(7,831)	(21,439)	(18,789)
Foreign currency translation adjustment	(422)	381	(204)	612
Comprehensive loss	$(7,594)	$(7,450)	$(21,643)	$(18,177)

Basic and diluted net loss per share	$(1.48)	$(53.74)	$(5.00)	$(287.01)
Weighted average shares outstanding - basic and diluted	4,854,861	145,711	4,289,989	65,463

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

	For the Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance as of January 1, 2024	480,025	$-	70	$(1)	$120,043	$(125,497)	$745	$(4,710)
Proceeds from sale of common stock and warrants	4,374,836	5	-	-	8,077	-	-	8,082
Stock-based compensation	-	-	-	-	103	-	-	103
Net loss	-	-	-	-	-	(7,121)	-	(7,121)
Foreign currency translation adjustment	-	-	-	-	-	-	459	459
Balance as of March 31, 2024	4,854,861	$5	70	$(1)	$128,223	$(132,618)	$1,204	$(3,187)

Net loss	-	-	-	-	-	(7,146)	-	(7,146)
Foreign currency translation adjustment	-	-	-	-	-	-	(241)	(241)
Balance as of June 30, 2024	4,854,861	$5	70	$(1)	$128,223	$(139,764)	$963	$(10,574)

Net loss	-	-	-	-	-	(7,172)	-	(7,172)
Foreign currency translation adjustment	-	-	-	-	-	-	(422)	(422)
Balance as of September 30, 2024	4,854,861	$5	70	(1)	$128,223	$(146,936)	$541	$(18,168)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

	For the Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance as of January 1, 2023	1,738	$-	-	$-	$82,286	$(91,094)	$759	$(8,049)
Proceeds from sale of common stock and warrants	11,853	-	-	-	15,358	-	-	15,358
Cash paid for fractional shares	-	-	-	-	(4)	-	-	(4)
Warrant exchange cashless	13,197	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	180	-	-	180
Net loss	-	-	-	-	-	(5,113)	-	(5,113)
Foreign currency translation adjustment	-	-	-	-	-	-	163	163
Balance as of March 31, 2023	26,788	$-	-	$-	$97,820	$(96,207)	$922	$2,535

Proceeds from sale of common stock and warrants	100,442	$-	-	-	7,712	$-	$-	$7,712
Cash paid for fractional shares	-	-	-	-	(5)	-	-	(5)
Warrant exchange cashless	3,384	-	-	-	1	-	-	1
Adjust for Stock Split on 6/1/2023	(30)	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	329	-	-	329
Net loss	-	-	-	-	-	(5,845)	-	(5,845)
Foreign currency translation adjustment	-	-	-	-	-	-	68	68
Balance as of June 30, 2023	130,584	$-	-	$-	$105,857	$(102,052)	$990	$4,795

Proceeds from Sale of Common Stock	13,197	$-	-	-	$(18)	$-	$-	$(18)
Warrant exchange cashless	6,037	-	-	-	-	-	-	-
Treasury Stock	(20)	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	190	-	-	190
Net loss	-	-	-	-	-	(7,831)	-	(7,831)
Foreign currency translation adjustment	-	-	-	-	-	-	381	381
Balance as of September 30, 2023	149,798	$-	-	$-	$106,029	$(109,883)	$1,371	$(2,483)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,439)	$(18,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	103	699
Non-cash interest expense	523	172
Gain on sale of intellectual property	(775)	(400)
Changes in operating assets and liabilities:
Income tax receivable	(140)	(112)
Prepaid expenses and other current assets	(170)	(381)
Other non-current assets	4,516	(5,541)
Accounts payable	798	4,370
Accrued liabilities	4,091	(2,187)
Net cash used in operating activities	(12,493)	(22,169)

Cash flows from investing activities:
Proceeds from sale of intellectual property	775	400
Net cash provided by investing activities	775	400

Cash flows from financing activities:
Proceeds from public offering of common stock and warrants, net of fees and offering costs of $0.9 million and $2.1 million respectively	8,082	23,052
Cash paid for fractional shares	-	(9)
Proceeds from sale of promissory notes	2,200	-
Principal payments on notes	(1,000)	(1,650)
Net cash provided by financing activities	9,282	21,393

Effect of exchange rate changes on cash	-	(2)

Net change in cash	(2,436)	(378)
Cash and cash equivalents at beginning of period	2,578	1,285
Cash and cash equivalents at end of period	$142	$907

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$279	$398

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Panbela Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Business

Panbela Therapeutics, Inc. (“Panbela”) and its direct wholly owned subsidiaries: Panbela Research, Inc. (“Panbela Research”), Cancer Prevention Pharmaceuticals, Inc. (“CPP”) and Cancer Prevention Pharma (Ireland) Limited (“Cancer Prevention”) exist for the primary purpose of developing disruptive therapeutics for the treatment of patients with urgent unmet medical needs. Panbela Therapeutics Pty Ltd is a wholly owned subsidiary of Panbela Research organized under the laws of Australia. Cancer Prevention has two wholly owned dormant subsidiaries: Cancer Prevention Pharma Limited, a United Kingdom entity, and Cancer Prevention Pharmaceuticals Subsidiary, LLC, an Arizona limited liability company. Panbela Therapeutics, Inc., together with its direct and indirect subsidiaries are collectively referred to throughout this report as “we,” “us,” “our,” and the “Company.”

The primary objective of our pipeline is the utilization of pharmacotherapies to reduce or normalize increased disease-associated polyamines using complementary pharmacotherapies. Our lead candidates are ivospemin (SBP-101), for which we have exclusively licensed the worldwide rights from the University of Florida Research Foundation, Inc., Flynpovi™, a combination of eflornithine (CPP-1X) and sulindac and eflornithine (CPP-1X), alone in tablet or sachet form. We have exclusively licensed rights from the Arizona Board of Regents of the University of Arizona to commercialize Flynpovi.

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

We have incurred losses of $146.9 million since our inception in 2011. For the nine months ended September 30, 2024, we incurred a net loss of $21.4 million. We also incurred negative cash flows from operating activities of approximately $12.5 million for this period. As we continue to pursue development activities and seek commercialization, we expect to incur substantial losses, which are likely to generate negative net cash flows from operating activities. As of September 30, 2024, we had cash of approximately $142,000, working capital deficit of $15.0 million (working capital is defined as current assets less current liabilities), and stockholders’ deficit of $18.2 million. The Company’s principal sources of cash have historically included the issuance of debt and equity securities.

On August 19, 2024, our contract research organization (“CRO”) for the ASPIRE trial began the process of terminating our relationship as we were unable to pay invoiced amounts within a satisfactory timeframe. The trial continues and the Company has been working closely with regulatory authorities, the clinical sites, existing and new vendors to ensure that the trial will be completed as intended. As a result of the termination of the contract with this CRO, the Company will be responsible for making payments directly to clinical sites for costs incurred during the conduct of the trial and the Company has now accounted for these estimated costs incurred through September 30, 2024.

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

After the end of the periods presented, on October 22, 2024, Panbela Therapeutics, Inc. entered into a Note Purchase Agreement (the “Nant Capital Agreement”) with Nant Capital, LLC (the “Investor”). Pursuant to the Agreement, the Company (i) issued an interest-bearing Senior Convertible Promissory Tranche A Note (the “Tranche A Note”) for the principal sum of $2,850,000, and (ii) agreed to issue, on or before November 15, 2024, an interest-bearing Senior Convertible Promissory Tranche B Note (the “Tranche B Note,” and, together with the Tranche A Note, the “Nant Capital Notes”) for the principal sum of $9,150,000, in each case in exchange for a cash purchase price by the Investor to the Company equal to the same principal amounts. A portion of the proceeds of the Tranche A Note were used by the Company to repay certain existing indebtedness, including the USWM Notes Payable and Schemel Note (defined below). The Nant Capital Agreement and Nant Capital Notes are described in more detail in Note 10 titled “Subsequent Events.”

During the quarter ended September 30, 2024 the Company sold subordinated promissory notes to several investors totaling $700,000.

On July 24, 2024, Panbela and its wholly-owned subsidiary, CPP, entered into a Loan Agreement (the “Loan Agreement”) with USWM, LLC (“USWM”) by executing and delivering to the Lender a Term Promissory Note (the “USWM Term Note”). Pursuant to the Loan Agreement, Panbela and CPP obtained a term loan from USWM in the original principal amount of $1,500,000 (the “USWM Loan”). The Loan Agreement and USWM Term Note are described in more detail in Note 6 titled “Notes Payable”.

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

We charge research and development costs, including clinical trial costs, to expense when incurred. Our human clinical trials are, and will be, performed at clinical trial sites and are administered jointly by us with assistance from CROs. Costs of setting up clinical trial sites are accrued upon execution of the study agreement. Expenses related to the performance of clinical trials generally are accrued based on contracted amounts and the achievement of agreed upon milestones, such as patient enrollment, patient follow-up, etc. We monitor levels of performance under each significant contract, including the extent of patient enrollment and other activities through communications with the clinical trial sites and CROs, and adjust the estimates, if required, on a quarterly basis so that clinical expenses reflect the actual effort expended at each clinical trial site as reported by each CRO or, in the absence of a CRO, as reported directly by the clinical trial sites.

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

In response to the termination of the Clinical Research Services Agreement with the CRO for the ASPIRE trial during the three months ended September 30, 2024, the Company is in discussions with the CRO to agree on the final reconciliation of amounts owed and how the existing deposits will be applied against such amounts owed.

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

Foreign currency translation adjustments

The functional currency of Panbela Therapeutics Pty Ltd is the Australian Dollar. Accordingly, assets and liabilities, and equity transactions of Panbela Therapeutics Australia Pty Ltd, are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation gains and losses are recorded as a component of accumulated comprehensive loss presented within the stockholders’ equity. During the nine-month periods ended September 30, 2024 and 2023, any reclassification adjustments from accumulated other comprehensive loss to operations were inconsequential.

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

The following table sets forth the potential shares of common stock that were not included in the calculation of diluted net loss per share as their effects would have been anti-dilutive as of the dates indicated:

	September 30,
	2024	2023
Employee and non-employee stock options	607	607
Common stock issuable under common stock purchase warrants	9,090,939	203,161
	9,091,546	203,768

6.	Notes Payable

USWM promissory note

On July 24, 2024, Panbela and its wholly-owned subsidiary, CPP, entered into the Loan Agreement with USWM by executing and delivering to USWM the USWM Term Note. Pursuant to the Loan Agreement, Panbela and CPP obtained a term loan from USWM in the original principal amount of $1,500,000, the USWM Loan. The USWM Loan is scheduled to mature on the first to occur of: (i) the closing of a Qualifying Financing (as defined in the USWM Term Note); (ii) the closing of a Qualifying Transaction (as defined in the USWM Term Note) (the “Transaction Maturity Date”); and (iii) December 31, 2024 (as applicable, the “Financing Maturity Date”).

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

The Company, in anticipation of a potential prepayment of the USWM Term Note, recognized the full interest and premium amount of $375,000 as interest expense in the three months ended September 30, 2024.

The USWM Loan proceeds could only be used by the Company for payment of fees and expenses owed to its CRO for the ASPIRE trial, for other working capital purposes, and to pay any fees or expenses in connection with the USWM Loan. To secure their obligations under the Loan Agreement and USWM Term Note, Panbela and CPP entered into a Security Agreement in favor of the USWM whereby each granted to USWM a first priority security interest in all of Panbela’s and CPP’s rights, title and interest in the Asset Purchase Agreement, dated July 17, 2023, by and among USWM, Panbela, and CPP.

On October 25, 2024, the Company completed a Qualifying Financing when it received funds totaling $2,850,000 pursuant to the sale of Tranche A Note. See Note 10 titled “Subsequent Events”. Accordingly, the Company paid the USWM Term Note in full on the same date. The payment included the principal amount of $1,500,000 plus interest and premium totaling $375,000.

Other Promissory Notes

Effective as of July 31, 2024, Panbela issued a subordinated promissory note in the principal amount of $100,000 to current member of its Board of Directors, D. Robert Schemel (the “Schemel Note”), in exchange for a short-term loan of the same amount. In accordance with our related party transaction approval policy, the transaction was approved by the audit committee of our Board of Directors, with Mr. Schemel abstaining from deliberation and voting on the matter. The promissory note is scheduled to mature on September 30, 2024, and bears interest at 10% per annum. The promissory note is subordinate to the UWSM Loan in right of repayment. On October 26, 2024, the promissory note plus accrued interest, including an additional 2% default penalty interest for the period after September 30, 2024, was paid. Per the terms of the Tranche A Note issued to Nant Capital, LLC, the Company paid the Schemel Note in full on October 25, 2024. The payment included the principal amount of $100,000 plus interest of approximately $2,500. See Note 10 titled “Subsequent Events.”

Effective as of August 19, 2024, Panbela issued a subordinated promissory note in the principal amount of $50,000 to current member of its Board of Directors, Michael T. Cullen, in exchange for a short-term loan of the same amount. In accordance with our related party transaction approval policy, the transaction was approved by the audit committee of our Board of Directors. The subordinated promissory note is scheduled to mature on December 31, 2024 and bears interest at 10% per annum.

Effective as of August 22, 2024 and August 23, 2024, Panbela issued Promissory notes to two investors in the total principal amount of $550,000. The subordinated promissory notes are scheduled to mature on December 31, 2024 and bear interest at 10% per annum.

Sucampo promissory note

As of September 30, 2024, CPP had a balance outstanding of approximately $4.3 million for principal and interest under an amended and restated promissory note (the “Sucampo Note). The note was issued with an initial principal amount of approximately $6.2 million in favor of Sucampo GmbH dated as of June 15, 2022. The principal balance outstanding as of September 30, 2024, is approximately $4.2 million under the Sucampo Note and it bears simple interest at a rate of 5% per annum. All unpaid principal, together with any then unpaid and accrued interest is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on or before each of January 31, 2025, and January 31, 2026; and (ii) all remaining principal plus accrued but unpaid interest on or before January 31, 2027. On March 8, 2024, the Company paid the second installment on the balance due of $1.0 million plus accrued interest of approximately $260,000. This payment was made prior to the expiration of a grace period provided by the lender.

As of September 30, 2024, the Company was current in all payments due under the Sucampo Note and the accrued and unpaid interest on this note was approximately $87,000. Panbela has agreed to guarantee CPP’s payment obligations under the Sucampo Note pursuant to a Guaranty dated as of June 15, 2022.

7.	Stockholders’ Equity

Public offering of common stock and warrants January 2024

On January 31, 2024, the Company completed a registered public offering and issued an aggregate of 794,000 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 3,581,000 shares of common stock at an exercise price of $0.001 per shares and warrants to purchase up to an aggregate of 8,750,000 shares of its common stock. The initial exercise price of the warrants is $2.06 per underlying share. The securities were issued for a combined offering price of $2.06 per share of common stock and 2 warrants, or $2.059 per pre-funded warrant and 2 warrants. Net proceeds from the offering totaled approximately $8.1 million. As of September 30, 2024, all pre-funded warrants had been exercised. The securities were offered pursuant to an effective registration statement on Form S-1.

Reverse stock splits

The Company effected a reverse stock split of one-for-twenty (1:20) on January 18, 2024.

The Company effected a reverse stock split of one-for-thirty (1:30) on June 1, 2023.

The Company effected a reverse stock split of one-for-forty (1:40) on January 18, 2023.

The following shares of common stock were reserved for future issuance as of the date indicated:

September 30, 2024
Stock options outstanding	607
Shares available for grant under equity incentive plan	163,800
Warrants outstanding	9,090,939
9,255,346

8.	Stock-based Compensation

2016 Omnibus Incentive Plan

The 2016 Omnibus Incentive Plan, as amended (the “2016 Plan”) initially authorized the issuance of up to 116 shares of our common stock pursuant to awards granted thereunder and 164,246 shares have been added pursuant to its annual evergreen feature. As of September 30, 2024, options to purchase 561 shares of our common stock were outstanding under the 2016 Plan with a weighted average price of $14,420.00 per share and average remaining life of approximately 8.1 years. On September 30, 2024 the Company had 163,800 shares of our common stock available for future grants under the 2016 Plan. On October 1, 2024 163,800 shares of common stock were granted to employees.

2011 Stock Option Plan

Our Board of Directors ceased making awards under the Panbela Therapeutics, Inc. 2011 Stock Option Plan (the “2011 Plan”) upon the original receipt of stockholder approval for the 2016 Plan in May 2016. Awards outstanding under the 2011 Plan remain outstanding in accordance with and pursuant to the terms thereof. As of September 30, 2024, options to purchase 5 shares of our common stock remained outstanding under the 2011 Plan. The weighted average exercise price is $76,200.00 per share, and the average remaining life is approximately 0.4 years.

CPP’s 2010 Equity Incentive Plan

The Company has assumed all remaining rights and obligations with respect to CPP’s 2010 Equity Incentive Plan (the “CPP Plan”) through the issuance of replacement options. As of September 30, 2024, options to purchase 41 shares of our common stock remained outstanding under the CPP Plan, with a weighted average exercise price of $6,743.41 per share, and the average remaining contractual life was 5.9 years.

Stock-based compensation expense

General and administrative (“G&A”) and research and development (“R&D”) expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. The terms and vesting schedules for stock-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 30, 2024, vest based upon time-based and performance conditions. There was no unamortized stock-based compensation expense related to options granted to employees, directors, and consultants as of September 30, 2024.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
General and Administrative	$68	$554
Research and Development	35	145
	$103	$699

There were no options granted, exercised, cancelled, or forfeited during the nine months ended September 30, 2024.

Information about stock options outstanding, vested and expected to vest as of September 30, 2024 is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$300			503	8.75	$300.00	503	8.75
$5,280	-	$7,709	39	6.50	$5,280.00	39	6.50
$26,400	-	$98,160	37	4.79	$79,787.03	37	4.79
$100,080	-	$362,400	28	4.79	$194,220.00	28	4.79
Totals			607	8.18	$14,410.36	607	8.18

9.	Gain on Sale of Intellectual Property

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

On October 22, 2024, the Company entered into the Nant Capital Agreement. Pursuant to the Agreement, the Company (i) issued an interest-bearing Senior Convertible Promissory Tranche A Note, the Tranche A Note, for the principal sum of $2,850,000, and (ii) agreed to issue, on or before November 15, 2024, an interest-bearing Senior Convertible Promissory Tranche B Note(the “Tranche B Note,” and, together with the Tranche A Note, the “Nant Capital Notes”), for the principal sum of $9,150,000, in each case in exchange for a cash purchase price by the Investor to the Company equal to the same principal amounts.

The unpaid amounts payable under the Notes and the interest thereon are scheduled to become due and payable by the Company in full on the earliest to occur of (a) the date that is six months from the date of the Tranche A Note, (b) immediately before a change of control as defined in the Notes and (c) acceleration of the Notes upon an event of default as defined in the Notes (the “Maturity Date”). Interest on the outstanding principal amount of each Note will accrue from and including the date of issuance of such Note through and until full and final repayment in cash (or conversion pursuant to the terms of such Note) of all principal of and interest on such Note and all other outstanding Obligations (as defined in such Note). Interest on each Note will accrue at 8.00% plus the Monthly SOFR Rate (as defined in the Notes) and will be capitalized and paid in kind monthly until the Maturity Date. If an event of default under and as defined in a Note has occurred and is continuing, then all outstanding obligations under such Note will accrue interest at the default rate of 12% per annum plus the Monthly SOFR Rate, compounded monthly.

The Tranche A Note is convertible into shares of the Company’s common stock at a price per share equal to $0.37 upon the earlier of the Maturity Date and immediately prior to a Change of Control (as defined in the Tranche A Note). Pursuant to the Tranche A Note, the Investor has the right, at the Investor’s option, at any time on or before the Maturity Date, to convert all or a portion of the outstanding principal of the Tranche A Note and all or a portion of the accrued but unpaid interest on the Tranche A Note into the Company’s common stock at a price per share equal to $0.37. The Investor’s optional right of conversion is subject to an aggregate beneficial ownership cap of 33.33%. The Tranche B Note is expected to be issued on substantially similar terms as the Tranche A Note.

The proceeds from the sale of the Notes will be used for the Company’s general corporate purposes and to repay certain existing indebtedness. The Nant Capital Agreement and Nant Capital Notes contain customary representations and warranties, affirmative and negative covenants and events of default for an unsecured financing arrangement. Also, the Company may not make any dividends or other distributions with respect to any equity interests in the Company or any of its subsidiaries, or any payment on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any such equity interests or any option, warrant or other right to acquire any such equity interests, subject to certain limited exceptions for outstanding rights and equity compensation.

The Company’s wholly-owned subsidiaries, Cancer Prevention Pharmaceuticals, Inc. and Panbela Research, Inc. have entered into a Continuing Guaranty Agreement (the “Guaranty”) in favor of the Investor whereby each has agreed to guaranty the Company’s obligations under the Agreement and Nant Capital Notes.

Per the terms used in the USWM Term Note, the Tranche A Note was determined to be a Qualifying Financing, triggering the Company’s requirement to repay the principal, interest and premium on the USWM Loan. On October 25, 2024, the Company paid an amount equal to $1,875,000 to satisfy this USWM Term Note requirement.

Per the terms of the Tranche A Note, on October 25, 2024, the Company paid the Schemel Note in full. The payment included the principal amount of $100,000 plus interest totaling approximately $2,500.

On October 1, 2024 the Compensation Committee of the Board of Directors granted options to employees of the Company totaling 163,800 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report and other publicly available documents, including any documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, “forward-looking statements When used in the following discussion, the words “anticipates,” “intends,” “believes,” “expects,” “plans,”” seeks,” “estimates,” “likely,” “may,” “would,” “will,” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding (i) our plans to initiate a randomized clinical trial; and (ii) our estimates of additional funds that may be required to complete our development plan and obtain necessary approvals. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially and adversely from the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (i) our ability to obtain additional capital, including pursuant to the pending Tranche B Note on acceptable terms or at all, required to implement our business plan; (ii) our lack of diversification and the corresponding risk of an investment in our Company and the corresponding risk of potential deterioration of our financial condition and results due to failure to diversify; (iii) our ability to obtain and maintain a listing on a national securities exchange; (iv) results, progress and success of our randomized Phase Ia/Ib and Phase II/III clinical trials; (v) potential delays or risks to the success of our randomized Phase II/III clinical trial resulting from a termination in our relationship with our CRO; (vi) our ability to demonstrate the safety and effectiveness of our product candidates: ivospemin ( SBP-101 ), Flynpovi, and eflornithine (CPP-1X)  (vii) our ability to obtain regulatory approvals for our product candidates, SBP-101, Flynpovi and CPP-1X in the United States, the European Union or other international markets; (viii) the market acceptance and level of future sales of our product candidates, SBP-101, Flynpovi and CPP-1X ; (ix) the cost and delays in product development that may result from changes in regulatory oversight applicable to our product candidates, SBP-101, Flynpovi and CPP-1X ; (x) the rate of progress in establishing reimbursement arrangements with third-party payors; (xi) the effect of competing technological and market developments; (xii) the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and (xiii) such other factors as discussed in Part I, Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, any additional risks presented in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

In 2018, we began enrolling patients in our second clinical trial, a Phase Ia/Ib study of the safety, efficacy and pharmacokinetics of ivospemin administered in combination with two standard-of-care chemotherapy agents, gemcitabine and nab-paclitaxel. A total of 25 subjects were enrolled in four cohorts to evaluate the dosage level and schedule. An additional 25 subjects were enrolled in the expansion phase of the trial. Interim results were presented in January of 2022. Best response in evaluable subjects (cohorts 4 and Ib N=29) was a CR in 1 (3%), PR in 13 (45%), SD in 10 (34%) and PD in 5 (17%). One subject did not have post baseline scans with RECIST tumor assessments. Median PFS, now final at 6.5 months, may have been negatively impacted by drug dosing interruptions to evaluate potential toxicity. Median overall survival in cohort 4 + Phase Ib was 12.0 months when data was presented in January 2022 and is now final at 14.6 months. Two patients from cohort 2 have demonstrated long term survival; one at 30.3 months (final data) and one at 33.0 months. Both such patients were still alive at database lock on March 18, 2022. Six additional subjects from cohort 4 and Phase Ib are still alive at database lock.

In January of 2022, the Company announced the initiation of a new clinical trial. Referred to as ASPIRE, the trial is a randomized double-blind placebo-controlled trial in combination with gemcitabine and nab-paclitaxel, a standard pancreatic cancer treatment regimen in patients previously untreated for metastatic pancreatic cancer. The trial will be conducted globally at approximately 94 sites in the United States, Europe and Asia – Pacific. The Company announced the first patient enrolled in the trial in Australia in August of 2022. In September 2022, the Company announced that they had obtained regulatory approval to open sites in Spain, France and Italy. On September 30, 2024, there were 89 sites open in 10 countries.

The trial was originally designed as a Phase II/III with a smaller initial sample size. In response to European and FDA regulatory feedback, the study was amended to include the total trial sample size (600) and the design was modified to utilize overall survival (the primary endpoint) to be examined at interim analysis as well. All countries are open, and the full complement of sites are also open as of September 30, 2024. The independent Data Safety Monitoring Board (DSMB) has met three times for a prespecified safety analysis, most recently in June 2024, and recommended the trial continue without modification. On January 25, 2024, the Company announced that the trial had exceeded 50% enrollment and projects that full enrollment will be completed by the first quarter of 2025. The interim data analysis based on overall survival was originally projected to be available by the middle of 2024. The Company announced on April 22, 2024 that the interim analysis is now expected in the first quarter of 2025, as the patients are living longer than expected which may suggest a survival benefit.

On August 19, 2024, our contract research organization (“CRO”) for the ASPIRE trial began the process of terminating our relationship as we were unable to pay the balance due within a satisfactory timeframe. The trial continues and the Company has been working closely with regulatory authorities, the clinical sites, existing and new vendors to ensure that the trial will be completed as intended. With the transition, enrollment is now anticipated to be complete by Q2 2025. The interim analysis is still expected in early 2025.

In early April 2024, the Company announced a poster presentation highlighting the results for ivospemin as a polyamine metabolism modulator in ovarian cancer at the American Association for Cancer Research Annual Conference. The poster concludes that the treatment of C57Bl/6 mice containing VDID8+ ovarian cancer with SBP-101 in combination with doxorubicin significantly prolonged survival and decreased overall tumor burden. The results suggest that SBP-101 in combination with doxorubicin may have a role in the clinical management of ovarian cancer, in particular the difficult to treat platinum-resistant population where few options exist, and the Company intends to continue pre-clinical and clinical studies in ovarian cancer.

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

There is a trial evaluating eflornithine sachets in STK11 mutation patients with non-small cell lung cancer that is open and recruiting patients and we hope to have the first patient enrolled in the first half of this year. For eflornithine tablets, a Phase II trial in early onset Type I diabetes was opened on January 11, 2023 in collaboration with Indiana University and the Juvenile Diabetes Research Foundation (“JDRF”). Two poster presentations were given discussing the Phase I Type One Diabetes (“T1D”) results, one at the Endocrine Society meeting and the other at the Immunology of Diabetes Society Meeting in June 2023. Additionally, eflornithine is being evaluated with high dose testosterone and enzalutamide in metastatic castration-resistant prostate cancer in a phase II trial.

On June 10, 2024, the Company announced the Oral Presentation at Digestive Disease Week (DDW): Evaluation of the Safety and Efficacy of Eflornithine (Difluoromethylornithine, DFMO) in Patients with Gastric Premalignant Conditions in the High Incidence Areas of Latin America. The results of the study demonstrated that eflornithine reduced DNA damage long-term in patients after completing treatment, as measured by pH2AX immunostaining, a DNA damage marker was significantly lower at the 24 month vs. 18-month time point in the eflornithine group and unchanged in the placebo group.

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

We have incurred losses of $146.9 million since 2011. For the nine months ended September 30, 2024, we incurred a net loss of $21.4 million. We also incurred negative cash flows from operating activities of approximately $12.5 million for this period. We expect to continue to incur substantial losses, which will generate negative net cash flows from operating activities, as we continue to pursue research and development activities and commercialize.

Our cash was approximately $0.1 million and $2.6 million as of September 30, 2024 and December 31, 2023, respectively. A decrease of $2.5 million in cash for the nine months ended September 30, 2024 was due to $12.5 million negative cash flow from operations offset in part by $0.8 million of net investing activities and $9.3 million of net financing activities. Cash used in operations was significantly reduced during the second and third quarter as the Company’s current liabilities were increased. Net financing activities included a registered public offering of common stock, pre-funded warrants, and warrants, with net proceeds of approximately $8.1 million, and the sale of promissory notes totaling $2.2 million. In the same period, the Company also recorded $1.0 million in loan repayments.

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

Recent Developments

On October 22, 2024, Panbela Therapeutics, Inc. entered into a Note Purchase Agreement (the “Nant Capital Agreement”) with Nant Capital, LLC (the “Investor”). Pursuant to the Agreement, the Company (i) issued an interest-bearing Senior Convertible Promissory Tranche A Note (the “Tranche A Note”) for the principal sum of $2,850,000, and (ii) [agreed to issue, on or before November 15, 2024,] an interest-bearing Senior Convertible Promissory Tranche B Note (the “Tranche B Note,” and, together with the Tranche A Note, the “Nant Capital Notes”) for the principal sum of $9,150,000, in each case in exchange for a cash purchase price by the Investor to the Company equal to the same principal amounts. A portion of the proceeds of the Tranche A Note were used by the Company to pay the USWM Notes Payable.

Results of Operations

Comparison of the results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percent Change	2024	2023	Percent Change
Operating Expenses
General and administrative	$1,113	$1,107	0.5%	$3,422	$4,102	-16.6%
Research and development	6,052	6,739	-10.2%	18,570	14,501	28.1%
Total operating expenses	7,165	7,846	-8.7%	21,992	18,603	18.2%

Other income (expense), net	(7)	(4)	75.0%	414	(353)	-217.3%
Income tax benefit	-	19	-	139	167	-16.8%

Net Loss	$(7,172)	$(7,831)	-8.4%	$(21,439)	$(18,789)	14.1%

Research and development (“R&D”) and general and administrative (“G&A”) expenses include non-cash share-based compensation expense resulting from our issuance of stock options. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 30, 2024 vest upon performance or time-based conditions. We expect to record additional non-cash share-based compensation expense in the future, which may be significant.

The following table summarizes the stock-based compensation expense in our statements of comprehensive loss:

	Nine Months Ended September 30,
	2024	2023
General and administrative	$68	$554
Research and development	35	145
Total stock based compensation	$103	$699

Three months ended September 30, 2024 and September 30, 2023

General and administrative expense

Our G&A expenses were flat to year ago at $1.1 million in the third quarter of 2024.

Research and development expense

Our R&D expenses decreased 10.2% to $6.1 million in the third quarter of 2024 down from $6.7 million in the third quarter of 2023. This decrease is primarily due to a small decrease in activity by our ASPIRE CRO associated with the transition and reduced preclinical research.

Other income (expense), net

Other expense, net, was approximately $1.0 million for the three months ended September 30, 2024. Other income for this period includes $0.8 million from the gain on sale of intellectual property and $0.2 million foreign currency exchange gain on the intercompany receivable balance. This income was reduced by interest expense on one promissory note.

Other expense, net, was approximately $0.7 million for the three months ended September 30, 2023. Other expense in the three months ended September 30, 2023, is related to interest expense offset by foreign currency exchange gain on the intercompany receivable balance.

Income tax benefit

No income tax benefit was recorded for the three months ended September 30, 2024 which is down from $19,000 for the three months ended September 30, 2023. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia. The ASPIRE trial is being conducted in several countries across the world, including four clinical sites in Australia as of September 30, 2024. Costs incurred to do research in Australia are available for this refundable credit.

Nine months ended September 30, 2024 and September 30, 2023

General and administrative expense

Our G&A expenses decreased 16.6% to $3.4 million in the nine months ended September 30, 2024 down from $4.1 million in the nine months ended September 30, 2023. The decrease is due primarily to reduced legal and other professional services.

Research and development expense

Our R&D expenses increased 28.1% to $18.6 million in the nine months ended September 30, 2024 up from $14.5 million in the nine months ended September 30, 2023. R&D expenses increased $4.1 million in the first nine months of 2024 due to increased sites and subject enrollments in the ASPIRE trial. The ASPIRE trial will continue to drive increased costs versus the prior year as the enrollment continues to increase.

Other income (expense), net

Other income, net, was approximately $0.4 million for the nine months ended September 30, 2024. Other income for this period is related to the gain on sale of intellectual property and a foreign currency exchange gain on the intercompany receivable balance partial offset by interest expense on the Company’s debt.

Other expense, net, was approximately $0.4 million for the nine months ended September 30, 2023, which was related to foreign currency exchange loss on the intercompany receivable balance and interest expense on two promissory notes.

Income tax benefit

Income tax benefit decreased to $139,000 for the nine months ended September 30, 2024 down from $167,000 for the nine months ended September 30, 2023. Our income tax benefit is derived primarily from refundable tax credits associated with our R&D activities conducted in Australia.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2024 and December 31, 2023, and our cash flow data for the nine months ended September 30, 2024 and 2023. It is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources
	September 30, 2024	December 31, 2023
Cash	$142	$2,578
Working capital (deficit)	$(14,974)	$(9,258)

Cash Flow Data	Nine Months Ended September 30,
	2024	2023
Cash Provided by (Used in):
Operating Activities	$(12,493)	$(22,169)
Investing Activities	775	400
Financing Activities	9,282	21,393
Effect of exchange rate changes on cash	-	(2)
Net (decrease) in cash	$(2,436)	$(378)

Working Capital

Our total cash and cash equivalents were $0.1 million and $2.6 million as of September 30, 2024, and December 31, 2023, respectively. We had $20.1 million in current liabilities and a working capital deficit of $19.2 million as of September 30, 2024, compared to $12.3 million in current liabilities and working capital deficit of $9.3 million as of December 31, 2023. Working capital is defined as current assets less current liabilities.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $12.5 million in the nine months ended September 30, 2024, compared to approximately $22.2 million in the nine months ended September 30, 2023. The net cash used in each of these periods primarily reflects the net loss for these periods and is adjusted by the effects of changes in operating assets and liabilities. The increase in current liabilities amounted to an approximate $4.9 million favorable adjustment to cash used in operating activities for the nine months ended September 30, 2024. The decrease in CRO deposits as the result of the termination of our contract with our CRO (a portion of the CRO deposit was used to offset the balance owed to the CRO) had a $4.5 million favorable impact on cash used in operating activities for the nine months ended September 30, 2024.

Net Cash Provided by Investing Activities

Cash provided by investing activities includes $0.8 million of proceeds from the sale of intellectual property in the nine months ended September 30, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $9.3 million for the nine months ended September 30, 2024, compared to approximately $21.4 million in the nine months ended September 30, 2023. The cash provided for the nine months ended September 30, 2024 represents the $8.1 million proceeds from the sale of common stock and warrants and $2.2 million from the sale of promissory notes, partially offset by the $1.0 million payment made on one promissory note. The cash provided for the nine months ended September 30, 2023 represents the $23.1 million proceeds from the sale of common stock and warrants, partially offset by the $1.7 million payment and payoff of promissory notes.

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

As of September 30, 2024, we did not have any existing credit facilities under which we could borrow funds. Historically we have financed our operations principally from the sale of equity securities and debt. While we have been successful in the past in obtaining the necessary capital to support our operations and we are likely to seek additional financing through similar means, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

Indebtedness

Sucampo

CPP issued to Sucampo GmbH (“Sucampo”) an Amended and Restated Promissory Note (the “Sucampo Note”) on June 15, 2022 for the principal sum of approximately $6.2 million. The note bears simple interest on any outstanding principal amount at a rate of 5% per annum. All unpaid principal, together with any then unpaid and accrued interest, is payable as follows: (i) $1.0 million, plus all interest accrued but unpaid on each of January 31, 2025 and January 31, 2026; and (ii) all remaining Principal plus accrued but unpaid interest on or before January 31, 2027. The Company made the scheduled January 31, 2024 payment of $1.0 million plus accrued interest within the lender provided grace period. The outstanding principal balance on September 30, 2024 was approximately $4.2 million. Accrued and unpaid interest as of September 30, 2024 totaled approximately $87,000.

Panbela has provided a Guarantee of CPP’s payment obligations in favor of Sucampo for the full amount of the Sucampo Note.

USWM

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

The USWM Term Note is in the original principal amount of $1,500,000 and bears interest and premium as follows: (i) interest and premium in the amount of $375,000 due and payable on the Financing Maturity Date; plus (ii) interest and premium in an amount equal to ten percent (10%) of all proceeds generated by the Company pursuant to a Qualifying Transaction (the “Qualifying Transaction Payment”), due and payable on the Transaction Maturity Date, provided, however, that the Qualifying Transaction Payment shall not exceed $1,000,000. Panbela and CPP were entitled to prepay all or part of the Term Note at any time without penalty. Pursuant to the Loan Agreement, Panbela and CPP had entered into a Security Agreement granting the Lender certain rights in collateral.

On October 25, 2024, the Company paid off its obligations under the USWM Term Note.

Promissory Notes

Effective as of July 31, 2024, Panbela issued a promissory note in the principal amount of $100,000 to current member of our Board of Directors, D. Robert Schemel, in exchange for a short-term loan of the same amount. In accordance with our related party transaction approval policy, the transaction was approved by the audit committee of our Board of Directors, with Mr. Schemel abstaining from deliberation and voting on the matter. The promissory note is scheduled to mature on September 30, 2024 and bears interest at 10% per annum. The promissory note is subordinate to the UWSM Loan in right of repayment. On October 25, 2024, the Company paid off its obligations owed pursuant to this promissory note.

Effective as of July 19, 2024, Panbela issued a promissory note in the principal amount of $50,000 to current member of our Board of Directors, Michael T. Cullen, in exchange for a short-term loan of the same amount. In accordance with our related party transaction approval policy, the transaction was approved by the audit committee of our Board of Directors. The promissory note is scheduled to mature on December 31, 2024 and bears interest at 10% per annum. The promissory note was subordinate to the UWSM Loan in right of repayment.

Effective as of August 22, 2024 and August 23, 2024, Panbela issued promissory notes to two investors in the total principal amount of $550,000. The promissory notes are also scheduled to mature on December 31, 2024 and bear interest at 10% per annum. The form of the notes and the subordination agreement are substantially the same to the those provided to Michael T. Cullen.

Nant Capital

On October 22, 2024, the Company entered into the Nant Capital Agreement. Pursuant to the Agreement, the Company (i) issued an interest-bearing Senior Convertible Promissory Tranche A Note, the Tranche A Note, for the principal sum of $2,850,000, and (ii) [agreed to issue, on or before November 15, 2024,] an interest-bearing Senior Convertible Promissory Tranche B Note(the “Tranche B Note,” and, together with the Tranche A Note, the “Nant Capital Notes”), for the principal sum of $9,150,000, in each case in exchange for a cash purchase price by the Investor to the Company equal to the same principal amounts.

The unpaid amounts payable under the Notes and the interest thereon are scheduled to become due and payable by the Company in full on the earliest to occur of (a) the date that is six months from the date of the Tranche A Note, (b) immediately before a change of control as defined in the Notes and (c) acceleration of the Notes upon an event of default as defined in the Notes (the “Maturity Date”). Interest on the outstanding principal amount of each Note will accrue from and including the date of issuance of such Note through and until full and final repayment in cash (or conversion pursuant to the terms of such Note) of all principal of and interest on such Note and all other outstanding Obligations (as defined in such Note). Interest on each Note will accrue at 8.00% plus the Monthly SOFR Rate (as defined in the Notes) and will be capitalized and paid in kind monthly until the Maturity Date. If an event of default under and as defined in a Note has occurred and is continuing, then all outstanding obligations under such Note will accrue interest at the default rate of 12% per annum plus the Monthly SOFR Rate, compounded monthly.

The Tranche A Note is convertible into shares of the Company’s common stock at a price per share equal to $0.37 upon the earlier of the Maturity Date and immediately prior to a Change of Control (as defined in the Tranche A Note). Pursuant to the Tranche A Note, the Investor has the right, at the Investor’s option, at any time on or before the Maturity Date, to convert all or a portion of the outstanding principal of the Tranche A Note and all or a portion of the accrued but unpaid interest on the Tranche A Note into the Company’s common stock at a price per share equal to $0.37. The Investor’s optional right of conversion is subject to an aggregate beneficial ownership cap of 33.33%. The Tranche B Note [is expected to be issued] on substantially similar terms as the Tranche A Note.

The proceeds from the sale of the Notes will be used for the Company’s general corporate purposes and to repay certain existing indebtedness. The Nant Capital Agreement and Nant Capital Notes contain customary representations and warranties, affirmative and negative covenants and events of default for an unsecured financing arrangement. Also, the Company may not make any dividends or other distributions with respect to any equity interests in the Company or any of its subsidiaries, or any payment on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any such equity interests or any option, warrant or other right to acquire any such equity interests, subject to certain limited exceptions for outstanding rights and equity compensation.

The Company’s wholly-owned subsidiaries, Cancer Prevention Pharmaceuticals, Inc. and Panbela Research, Inc. have entered into a Continuing Guaranty Agreement (the “Guaranty”) in favor of the Investor whereby each has agreed to guaranty the Company’s obligations under the Agreement and Nant Capital Notes.

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

As of the end of the period covered by this quarterly report, the Company’s management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024 our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We rely on independent third-party CROs to conduct many of our clinical trials, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bio-analytical analysis. Many important aspects of the services performed for us by the CROs are out of our direct control. Due to recent cash constraints, we have been unable to stay current with payments to the CRO for the ASPIRE trial. In May 2024, we were notified by the CRO of their intent to terminate their relationship with us if we were unable to pay the balances due in a satisfactory timeframe. In exchange for a $1.5 million payment made on July 26, 2024, our CRO for the ASPIRE trial has provided an extension of their intent to terminate our relationship to August 19, 2024. The payment to that CRO was funded by proceeds from the USWM Loan. On August 19, 2024, the CRO began termination our contract with them, and the Company at that time assumed direct responsibility for the conduct of the trial. The Company is also in contract negotiation with a new CRO to assist with the completion of the study. The  termination of the contract with the previous CRO and the associated transfer of all aspects of the trial, either directly to the Company or a new CRO, is expected to cause  the completion of the ASPIRE trial to be delayed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

During the three months ended September 30,2024, no director or officer (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit No.	Description	Manner of Filing
3.3

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

Incorporated by Reference

4.2	Form of Class E Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed on January 29, 2024)	Incorporated by Reference

4.3	Form of Class F Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to current report on Form 8-K filed on January 29, 2024)	Incorporated by Reference

10.1	Loan Agreement, dated July 24, 2024 (incorporated by reference to Exhibit 10.1 of current report on form 8-K filed on July 30, 2024)	Incorporated by Reference

10.2	Term Promissory Note, dated July 24, 2024 (incorporated by reference to Exhibit 10.2 of current report on Form 8-K filed on July 30, 2024)	Incorporated by Reference

10.3	Security Agreement, dated July 24, 2024 (incorporated by reference to Exhibit 10.3 of current report on Form 8-K filed on July 30, 2024)	Incorporated by Reference

Exhibit No.	Description	Manner of Filing
10.4	Waiver, by and among Panbela Therapeutics, Inc., Cancer Prevention, Pharmaceuticals, LLC and USWM, LLC. dated October 2, 2024	Filed Electronically

10.5	Subordinated Promissory Note, dated as of August 19, 2024	Filed Electronically

10.6	Subordination Agreement, dated as of August 19, 2024	Filed Electronically

10.7

Note Purchase Agreement dated October 22, 2024 between Nant Capital LLC., as Investor and Panbela Therapeutics, Inc. as Company (incorporated by reference to Exhibit 10.1 of current report on Form 8-K filed on October 28, 2024)

Incorporated by Reference

10.8	Senior Convertible Promissory Trance A Note issued to Nant Capital, LLC., dated October 22, 2024 (incorporated by reference to Exhibit 10.2 of current report on Form 8-K filed on October 28, 2024)	Incorporated by Reference

10.9

Continuing Guaranty Agreement dated October 22, 2024 made by Cancer Prevention Pharmaceuticals, Inc. and Panbela Research, Inc. in favor of Nant Capital, LLC (incorporated by reference to Exhibit 10.3 of current report on Form 8-K filed on October 28, 2024)

Incorporated by Reference

31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101

Financial statements from the quarterly report on Form 10-Q of Panbela Therapeutics, Inc. for the quarter ended September 30, 2024 formatted in inline XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

Filed Electronically

104	Cover Page Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANBELA THERAPEUTICS, INC.

Date: November 14, 2024	/s/ Jennifer K. Simpson
Jennifer K. Simpson President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2024	/s/ Susan Horvath
Susan Horvath Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)